Form 10-Q
period 2013-11-02
Burlington Stores, Inc.
filed 2013-12-12
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 387-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of November 30, 2013: 73,632,530.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share data)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,557	$43,336	$30,169
Restricted Cash and Cash Equivalents	265,559	34,800	34,800
Accounts Receivable, Net of Allowances for Doubtful Accounts	54,619	41,734	43,638
Merchandise Inventories	902,426	680,190	844,991
Deferred Tax Assets	14,209	6,133	16,283
Prepaid and Other Current Assets	77,023	66,052	46,173
Prepaid Income Taxes	19,482	7,218	31,961
Assets Held for Sale	—	191	483

Total Current Assets	1,364,875	879,654	1,048,498
Property and Equipment—Net of Accumulated Depreciation	895,412	878,305	893,690
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	299,429	322,081	338,443
Goodwill	47,064	47,064	47,064
Other Assets	136,112	112,978	114,307

Total Assets	$2,980,892	$2,478,082	$2,680,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$708,399	$500,406	$678,092
Other Current Liabilities	279,162	238,865	252,916
Current Maturities of Long Term Debt	231,460	784	5,515

Total Current Liabilities	1,219,021	740,055	936,523
Long Term Debt	1,484,285	1,335,532	1,422,571
Other Liabilities	243,785	229,425	217,313
Deferred Tax Liabilities	249,585	253,339	254,082
Commitments and Contingencies (Notes 3, 4, 5, 12, 13 and 15)
Common Stock, Class L, $0.001 Par Value: Authorized: no shares at November 2, 2013, 5,769,356 shares at February 2, 2013 and October 27, 2012
Issued: no shares at November 2, 2013, 5,232,118 shares at February 2, 2013 and 5,173,411 shares at October 27, 2012
Outstanding: no shares at November 2, 2013, 5,183,506 shares at February 2, 2013 and 5,124,799 shares at October 27, 2012	—	1,029,189	988,524
Stockholders’ Deficit:
Preferred Stock, $0.0001 Par Value: Authorized: 50,000,000 shares; no shares issued and outstanding at November 2, 2013	—	—	—
Common Stock, $0.0001 Par Value: Authorized: 500,000,000 shares at November 2, 2013 and 568,416,244 at February 2, 2013 and October 27, 2012
Issued: 74,164,281 shares at November 2, 2013, 517,979,682 shares at February 2, 2013 and 512,167,689 shares at October 27, 2012
Outstanding: 73,632,530 shares at November 2, 2013, 513,167,094 shares at February 2, 2013 and 507,355,101 shares at October 27, 2012	7	47	47
Additional Paid-In-Capital	1,344,527	—	—
Accumulated Deficit	(1,555,993)	(1,109,501)	(1,139,054)
Treasury Stock at Cost:	(4,325)	(4)	(4)

Total Stockholders’ Deficit	(215,784)	(1,109,458)	(1,139,011)

Total Liabilities and Stockholders’ Deficit	$2,980,892	$2,478,082	$2,680,002

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
REVENUES:
Net Sales	$3,093,226	$2,814,497	$1,064,502	$967,894
Other Revenue	24,098	23,051	8,353	7,958

Total Revenue	3,117,324	2,837,548	1,072,855	975,852
COSTS AND EXPENSES:
Cost of Sales	1,917,610	1,757,823	649,637	594,389
Selling and Administrative Expenses	1,017,610	945,207	363,149	334,975
Costs Related to Debt Amendments and Initial Public Offering	21,963	3,225	10,506	131
Stock Option Modification Expense	9,031	—	1,768	—
Restructuring and Separation Costs (Note 5)	2,179	2,441	—	635
Depreciation and Amortization	126,310	120,748	41,071	40,844
Impairment Charges—Long-Lived Assets	382	1,100	243	1,021
Other Income, Net	(6,308)	(6,330)	(1,703)	(1,913)
Loss on Extinguishment of Debt	617	3,413	—	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	100,349	84,529	32,719	27,421

Total Costs and Expenses	3,189,743	2,912,156	1,097,390	997,503
Loss Before Income Tax Benefit	(72,419)	(74,608)	(24,535)	(21,651)
Income Tax Benefit	(24,985)	(31,964)	(7,678)	(14,204)

Net Loss	$(47,434)	$(42,644)	$(16,857)	$(7,447)

Total Comprehensive Loss	$(47,434)	$(42,644)	$(16,857)	$(7,447)

Class L Preference Amount	$(111,282)	$(106,175)	$(28,377)	$(36,436)

Net Loss Attributable to Common Stockholders	$(158,716)	$(148,819)	$(45,234)	$(43,883)

Allocation of Net Income (Loss) to Common Stockholders (Basic and Diluted)
Class L Stockholders	$111,282	$106,175	$28,377	$36,436

Common Stockholders	$(158,716)	$(148,819)	$(45,234)	$(43,883)

Net Income (Loss) Per Share—Basic and Diluted:
Class L Stockholders	$23.95	$20.80	$8.04	$7.12

Common Stockholders	$(0.34)	$(0.29)	$(0.12)	$(0.09)

Weighted Average Number of Shares—Basic and Diluted:
Class L Stockholders	4,647	5,104	3,530	5,120

Common Stockholders	468,226	505,296	373,976	506,880

Pro Forma Net Loss Per Share—Basic and Diluted:
Common Stock	$(0.65)	$(0.60)	$(0.23)	$(0.10)
Pro Forma Weighted Average Shares Outstanding:
Basic and Diluted	72,905	71,515	73,565	71,633

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012
OPERATING ACTIVITIES
Net Loss	$(47,434)	$(42,644)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	126,310	120,748
Impairment Charges – Long-Lived Assets	382	1,100
Amortization of Debt Issuance Costs	7,252	4,138
Accretion of Senior Notes	2,382	1,241
Interest Rate Cap Agreement—Adjustment to Market	67	19
Provision for Losses on Accounts Receivable	131	105
Deferred Income Tax Benefit	(11,830)	(16,021)
Loss of Retirement of Fixed Assets	280	396
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	466	3,413
Excess Tax Benefit from Stock Based Compensation	—	(302)
Non-Cash Stock Based Compensation Expense	8,202	1,968
Non-Cash Rent Expense	(6,859)	(6,532)
Changes in Assets and Liabilities:
Accounts Receivable	(7,374)	(11,883)
Merchandise Inventories	(222,236)	(162,731)
Prepaid and Other Current Assets	(23,235)	(16,754)
Accounts Payable	207,993	401,807
Other Current Liabilities and Income Tax Payable	29,561	23,040
Deferred Rent Incentives	19,171	19,320
Other Long Term Assets and Long Term Liabilities	52	(7,232)

Net Cash Provided by Operating Activities	83,281	313,196

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(122,247)	(129,254)
Proceeds from Sale of Property and Equipment and Assets Held for Sale	181	407
Lease Acquisition Costs	—	(430)
Restricted Cash Deposits With Trustee	(230,759)	—

Net Cash Used in Investing Activities	(352,825)	(129,277)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	706,800	404,500
Principal Payments on Long Term Debt—ABL Line of Credit	(668,800)	(572,800)
Proceeds from Long Term Debt —Term Loan	—	116,913
Principal Payments on Long Term Debt—Term Loan	(4,355)	(135,749)
Proceeds from Long Term Debt—Senior Notes	343,000	—
Payment of Dividends	(336,000)	(1,711)
Repayment of Capital Lease Obligations	(684)	(521)
Stock Option Exercise and Related Tax Benefits	2,531	761
Debt Issuance Costs	(22,126)	(807)
Proceeds from Initial Public Offering	260,667	—
Offering Costs	(23,268)	—

Net Cash Provided by (Used in) Financing Activities	257,765	(189,414)

Decrease in Cash and Cash Equivalents	(11,779)	(5,495)
Cash and Cash Equivalents at Beginning of Period	43,336	35,664

Cash and Cash Equivalents at End of Period	$31,557	$30,169

Supplemental Disclosure of Cash Flow Information
Interest Paid	$96,613	$91,274

Net Income Tax Payments	$2,029	$4,029

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$21,848	$22,150

Acquisition of Capital Lease	$887	$—

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2013

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 2, 2013, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 521 retail stores, inclusive of its internet store. On September 10, 2013, the Company changed its name from Burlington Holdings, Inc. to Burlington Stores, Inc.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes included in the prospectus filed with the SEC on October 3, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (IPO Prospectus). The balance sheet at February 2, 2013 presented herein has been derived from the audited Consolidated Financial Statements. Because the Company’s business is seasonal in nature, the operating results for the nine and three month periods ended November 2, 2013 are not necessarily indicative of results for the fiscal year ending February 1, 2014 (Fiscal 2013).

Accounting policies followed by the Company are described in the IPO Prospectus.

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-04, “Joint and Several Obligations,” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-04, once adopted, to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-11, once adopted, to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the nine month period ended November 2, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of November 2, 2013 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Initial Public Offering

On October 7, 2013, the Company completed its initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public. The public offering price of the shares sold in the offering was $17.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses (including a transaction fee under its Advisory Agreement with an affiliate of Bain Capital equal to 1% of the gross proceeds of the offering of $2.6 million), were $237.4 million.

Prior to the Offering, each outstanding share of the Company’s Class A common stock was automatically cancelled and then each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock. The Company then effected an 11-for-1 split of the Company’s Class A common stock and then reclassified the

Company’s Class A common stock into common stock. Collectively, these transactions are referred to as the Reclassification. Unless otherwise indicated, all share data presented within the Condensed Consolidated Financial Statements gives effect to the stock split.

Unaudited Pro Forma Information

The numerator in calculating the pro forma basic and diluted net loss per share is an amount equal to consolidated net loss.

The denominator in calculating the pro forma basic and diluted net loss per share is the weighted-average common shares outstanding during the period effected for the Reclassification and the issuance of 15,333,333 shares of common stock sold by the Company in the Offering as if the Offering occurred on January 29, 2012.

2. Stockholders’ Deficit

Activity for the nine month periods ended November 2, 2013 and October 27, 2012 in the Company’s stockholders’ deficit are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount

Balance at February 2, 2013	517,979,682	$47	$—	$(1,109,501)	(4,812,588)	$(4)	$(1,109,458)
Net Loss	—	—	—	(47,434)	—	—	(47,434)
Accretion of Class L Preferred Return	—	—	(8,202)	(96,658)	—	—	(104,860)
Stock Options Exercised and Related Tax Benefits	11,641,212	1	—	0	0	0	1
Issuance of Restricted Shares and Stock Option Compensation	—	—	8,202	0	0	0	8,202
Dividend	—	—	—	(302,400)	0	0	(302,400)
Other	(115,533)	—	—	—	—	—	—
Cancellation of Class A Shares	(529,505,361)	(48)	—	—	4,812,588	4	(44)
Conversion of Class L Stock to Common Stock (a)	58,830,948	6	1,107,338	—	(531,751)	(4,325)	1,103,019
Initial Public Offering	15,333,333	1	237,189	—	—	—	237,190

Balance at November 2, 2013	74,164,281	$7	$1,344,527	$(1,555,993)	(531,751)	$(4,325)	$(215,784)

(a)	Immediately prior to the Reclassification, the Company had 5,348,268 and 5,299,927 shares of Class L common stock issued and outstanding. After consideration of the 11-for-1 stock split, this resulted in 58,830,948 shares of common stock issued immediately after the Reclassification.

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount

Balance at January 28, 2012	510,164,622	$46	$—	$(995,932)	(4,801,599)	$4	$(995,890)
Net Loss	—	—	—	(42,644)	—	—	(42,644)
Accretion of Class L Preferred Return	—	—	(1,842)	(100,823)	—	—	(102,665)
Stock Options Exercised and Related Tax Benefits	1,508,067	1	335	—	—	—	336
Issuance of Restricted Shares and Stock Option Compensation	495,000	—	1,507	—	—	—	1,507
Repurchase of Restricted Stock	—	—	—	—	(10,989)	—	—
Other	—	—	—	345	—	—	345

Balance at October 27, 2012	512,167,689	$47	$—	$(1,139,054)	(4,812,588)	$(4)	$(1,139,011)

3. Restricted Cash and Cash Equivalents

At November 2, 2013, restricted cash and cash equivalents consisted of $34.8 million of collateral in a money market fund for certain insurance contracts and $230.8 million of cash in an account with the trustee for the redemption of the Holdco notes as defined in Note 4 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.” At both February 2, 2013 and October 27, 2012, restricted cash and cash equivalents consisted of $34.8 million of collateral in a money market fund for certain insurance contracts. The Company has the ability to convert the restricted cash related to collateral for certain insurance contracts to a letter of credit at anytime, which would reduce available borrowings on the Company’s ABL Line of Credit by a like amount. Refer to Note 15 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details of the redemption of the Holdco notes.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 2 2013	February 2, 2013	October 27, 2012
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017.	$860,327	$863,084	$932,907
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019.	450,000	450,000	450,000
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from February 15, 2014 to February 15, 2018	343,983	—	—
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	38,000	—	21,700
Capital Lease Obligations	23,435	23,232	23,479

Total debt	1,715,745	1,336,316	1,428,086
Less: current maturities	(231,460)	(784)	(5,515)

Long-term debt, net of current maturities	$1,484,285	$1,335,532	$1,422,571

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the credit agreement governing its $1,000.0 million Senior Secured Term Loan Facility (Term Loan Credit Agreement). The Second Amendment created a restricted payments basket of $25 million and permits Burlington Coat Factory Investments Holdings, Inc. (the parent of BCFWC and indirect subsidiary of the Company) and all of its subsidiaries (Holdings) to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019 (the 2019 Notes)) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendments and Initial Public Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Senior Secured Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million are payable as of the last day of each quarter. Payments commenced on August 3, 2013. Mandatory quarterly payments for the next 12 months have been recorded in the Company’s Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” In accordance with Topic 470, the Company recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In connection with the amendment, the Company paid an $8.7 million prepayment premium. In accordance with Topic 470, $8.6 million of this prepayment premium was capitalized and included in the line item “Other Assets,” in the Company’s Condensed Consolidated Balance Sheet. In addition, third party fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendment and Initial Public Offering” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

The Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares the Company’s total debt to Covenant EBITDA (as defined in the Term Loan Credit Agreement) for the trailing twelve months, and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares the Company’s consolidated interest expense to Covenant EBITDA for the trailing twelve months, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio and interest coverage ratio as of November 2, 2013 were 3.6 and 4.0, respectively.

Covenant EBITDA is a non-GAAP financial measure of the Company’s liquidity. Covenant EBITDA starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, net, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. Covenant EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in each indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Senior Secured Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Senior Secured Term Loan Facility was 4.3% as of November 2, 2013.

$350 Million Senior Notes

On February 20, 2013, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco notes) at an issue price of 98.00%. The Holdco notes are senior unsecured obligations of the Issuers, which are not obligors or guarantors under the Senior Secured Term Loan Facility or the indenture governing the 2019 Notes.

Interest is payable on the Holdco notes on each February 15 and August 15. Payments commenced on August 3, 2013, and were paid in cash. For each interest period thereafter, the Issuers will be required to pay interest on the Holdco notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the Holdco notes, interest on the Holdco notes by increasing the principal amount of the Holdco notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the Holdco notes accrues at the rate of 9.00% per annum. PIK interest on the Holdco notes accrues at the rate of 9.75% per annum.

The Company used the net proceeds from the Offering of the Holdco notes to pay a special cash dividend of $336.0 million, in the aggregate, to the Class L and Class A common stockholders of the Company.

On October 8, 2013, the Issuers sent an irrevocable notice to the holders of the Holdco notes to redeem a portion of the Holdco notes. Refer to Note 15 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details of the redemption of the Holdco notes.

ABL Line of Credit

At November 2, 2013, the Company had $521.2 million available under the ABL Line of Credit and $38.0 million of outstanding borrowings. The maximum borrowings under the facility during the nine and three month periods ended November 2, 2013 amounted to $148.6 million for both periods. Average borrowings during the nine and three month periods ended November 2, 2013 amounted to $42.9 million and $81.8 million, at an average interest rate of 2.2% and 2.1%. At November 2, 2013, the Company’s borrowing rate related to the ABL Line of Credit was 4.0%. There was no outstanding balance under the ABL Line of Credit at February 2, 2013.

At October 27, 2012, the Company had $542.3 million available under the ABL Line of Credit and $21.7 million of outstanding borrowings. The maximum borrowings under the facility during the nine and three month periods ended October 27, 2012 amounted to $84.0 million and $213.7 million, respectively. Average borrowings during the nine and three month periods ended October 27, 2012 amounted to $45.0 million and $41.1 million, respectively, at average interest rates of 2.1% for both periods. At October 27, 2012 the Company’s borrowing rate related to the ABL Line of Credit was 4.0%.

The Senior Secured Term Loan Facility, ABL Line of Credit, Holdco notes and the 2019 Notes are not guaranteed by the Company, but are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Senior Secured Term Loan Facility is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of November 2, 2013, the Company was in compliance with all of its debt covenants. The credit agreements governing the ABL Line of Credit and the Senior Secured Term Loan Facility, as well as the indenture governing the 2019 Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $39.4 million, $24.9 million and $26.2 million in deferred financing fees, net of accumulated amortization, as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $7.3 million and $2.7 million for the nine and three month periods ended November 2, 2013, respectively, and $4.1 million and $1.4 million for the nine and three months ended October 27, 2012, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the nine months ended November 2, 2013, the Company incurred new deferred financing fees of $1.6 million and $8.6 million as a result of the Second Amendment and the Third Amendment, respectively, and $11.9 million as a result of the Holdco notes, and wrote off $0.3 million deferred financing costs and accumulated amortization related to the Third Amendment.

5. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations. During the nine months ended November 2, 2013, severance charges of $2.2 million were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. There were no severance charges during the three months ended November 2, 2013. In comparison, severance charges for the nine and three months ended October 27, 2012 were $2.4 million and $0.6 million, respectively.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of November 2, 2013 and October 27, 2012:

	(in thousands)
	February 2, 2013	Charges	Cash Payments	Other	November 2, 2013
Severance – Restructuring	$—	$924	$(889)	$—	$35
Severance – Separation Cost	597	1,255	(1,338)	—	514

Total	$597	$2,179	$(2,227)	$—	$549

	(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	October 27, 2012
Severance – Restructuring	$—	$1,015	$(1,015)	$—	$—
Severance – Separation Cost	979	1,426	(1,670)	—	735

Total	$979	$2,441	$(2,685)	$—	$735

6. Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements and Disclosures,” (Topic No. 820) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.

Level 2:	Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs that are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

The inputs into the determination of fair value require significant management judgment or estimation.

Financial Assets

The Company’s financial assets as of November 2, 2013 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of November 2, 2013, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 2, 2013	February 2, 2013	October 27, 2012
Assets:
Level 1
Cash equivalents (including restricted cash)	$265,770	$34,972	$34,959
Level 2
Interest rate cap agreements (a)	$2	$69	$95
Level 3
Note Receivable (b)	$385	$385	$758

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 7 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from October 27, 2012 to November 2, 2013 was primarily related to the Company receiving a partial payment in the amount of $0.5 million.

Financial Liabilities

The fair value of the Company’s debt as of November 2, 2013, February 2, 2013 and October 27, 2012 is noted in the table below:

	(in thousands)
	November 2, 2013		February 2, 2013		October 27, 2012
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017	$860,327	$866,048	$863,084	$874,232	$932,907	$943,791
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019	450,000	503,168	450,000	489,938	450,000	497,250
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from February 15, 2014 to February 15, 2018	343,984	351,500	—	—	—	—
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016 (a)	38,000	38,000	—	—	21,700	21,700

Total debt	$1,692,311	$1,758,716	$1,313,084	$1,364,170	$1,404,607	$1,462,741

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Capital lease obligations are excluded from the table above.

As of November 2, 2013, the fair value of the Company’s debt, exclusive of capital leases, was $1,758.7 million compared with the carrying value of $1,692.3 million. The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since November 2, 2013, and current estimates of fair value may differ from amounts presented herein.

7. Derivative Instruments and Hedging Activities

As of November 2, 2013, February 2, 2013 and October 27, 2012, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Agreement – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows. The Company’s two interest rate cap agreements each have a notional principal amount of $450 million, a cap rate of 7% and terminate on May 31, 2015.

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	November 2, 2013		February 2, 2013		October 27, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$2	Other Assets	$69	Other Assets	$95

Liability Derivatives
	November 2, 2013		February 2, 2013		October 27, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of Loss (Gain) Recognized in Comprehensive Loss related to Derivatives	Amount of Loss (Gain) Recognized in Comprehensive Loss related to Derivatives
		Nine months Ended		Three Months Ended
		November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Interest Rate Cap Agreements	Interest Expense	$67	$19	$13	$85

8. Income Taxes

Net deferred taxes are as follows:

	November 2, 2013	February 2, 2013	October 27, 2012
Current Deferred Tax Asset	$14,209	$6,133	$16,283
Non-Current Deferred Tax Liability	249,585	253,339	254,082

Net Deferred Tax Liability	$235,376	$247,206	$237,799

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of November 2, 2013 and October 27, 2012, the Company’s best estimate of its annual effective income tax rate was 38.6% and 38.1%, respectively, (before discrete items).

As of November 2, 2013, February 2, 2013 and October 27, 2012, valuation allowances amounted to $5.8 million, $5.8 million and $6.1 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012.

In addition, management also determined that a full valuation allowance of $2.1 million and $2.0 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of November 2, 2013 and February 2, 2013, respectively.

9. Capital Stock

Capital Structure after the Reclassification

General

Immediately after the Reclassification on October 2, 2013, all of the outstanding Class A common stock and Class L common stock were reclassified into 58,299,197 shares of common stock.

Common Stock

As of November 2, 2013, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock.

The Company’s common stock is not entitled to preemptive or other similar subscription rights to purchase any of the Company’s securities. The Company’s common stock is neither convertible nor redeemable. Unless the Company’s Board of Directors determines otherwise, the Company will issue all of the Company’s capital stock in uncertificated form.

Preferred Stock

The Company does not have any shares of preferred stock outstanding. The Company’s Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of the State of Delaware (the “DGCL”). The issuance of the Company’s preferred stock could have the effect of decreasing the trading price of the Company’s common stock, restricting dividends on the Company’s capital stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s capital stock, or delaying or preventing a change in control of the Company.

Voting Rights

Each holder of the Company’s common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company’s amended and restated bylaws provide that the presence, in person or by proxy, of holders of shares representing a majority of the outstanding shares of capital stock entitled to vote at a stockholders’ meeting shall constitute a quorum. When a quorum is present, the affirmative vote of a majority of the votes cast is required to take action, unless otherwise specified by law or the Company’s certificate of incorporation, and except for the election of directors, which is determined by a plurality vote. There are no cumulative voting rights.

Dividend Rights

Each holder of shares of the Company’s capital stock will be entitled to receive such dividends and other distributions in cash, stock or property as may be declared by the Company’s Board of Directors from time to time out of the Company’s assets or funds legally available for dividends or other distributions. These rights are subject to the preferential rights of any other class or series of the Company’s preferred stock.

Other Rights

Each holder of common stock is subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that the Company may designate and issue in the future.

Liquidation Rights

If the Company is involved in a consolidation, merger, recapitalization, reorganization, or similar event, each holder of common stock will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Capital Structure prior to the Reclassification

General

Immediately prior to the Reclassification on October 2, 2013, there were 66 stockholders of record of both the Company’s Class A common stock and Class L common stock, and the Company had outstanding 524,692,773 shares of Class A common stock and 5,299,927 shares of Class L common stock.

Common Stock

The Company’s charter authorized the Company to issue 588,685,600 shares of common stock consisting of:

(a)	582,771,244 shares of common stock, par value $0.0001 per share; and

(b)	5,914,356 shares of Class L common stock, par value $0.0001 per share.

Class L common stock was legally designated as common stock, but was entitled to a priority return preference equal to the sum of (i) $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

After payment of all preferential rights attributable to the Class L common stock, each share of the Class A common stock and Class L common stock would participate ratably in all distributions by the Company to the holders of its common stock. All holders of Class L and Class A common stock were entitled to one vote per share on all matters to be voted on by the Company’s stockholders.

Class L common stock had a Mandatory Conversion to Class A common stock in the event of an Initial Public Offering (IPO) or Realization Event, as determined by the Board of Directors of the Company. Each outstanding share of Class L common stock was convertible into (i) a number of shares of Class A common stock equal to one plus a number of additional shares of Class A common stock determined by dividing the accreted preference (which was equal to the Class L base amount of $81 per share plus an amount sufficient to generate an internal rate of return of 14.5% per annum on the Class L common stock base amount) by the applicable per share price (as defined in the Company’s charter) in the event that the total equity value was greater than the Class L Conversion Amount (as defined in the Company’s charter) and (ii) one share of Class A common stock in the event that the total equity value was less than or equal to the Class L Conversion Amount. The Class L shares, as a hybrid instrument, were classified as temporary equity within the Company’s Consolidated Balance Sheets pursuant to ASC 480, Distinguishing Liabilities from Equity.

Upon liquidation of the Company, the Class A and Class L stockholders were to be paid in the following order of priority:

1.	The holders of Class L common stock, as a single and separate class, were entitled to receive all liquidation distributions until each share had been paid an amount equal to Class L base amount of $81 per share.

2.	After all holders of Class L common stock had received their distributions, any additional distributions were to be made to each holder of both Class A and Class L common stock as a single class pro-rata based on the number of outstanding shares of Class A and Class L common stock, provided that, for purposes of the distributions in this paragraph 2, each share of Class L common stock were to be deemed to be converted into a number of Class A shares equal to the Class L Conversion Constant, as determined by the Board of Directors of the Company.

Treasury Stock

The Company accounted for treasury stock under the cost method.

Dividend

During the first quarter of Fiscal 2011, the Company declared a cash dividend of $300.0 million in the aggregate to the equity holders of the Company on a pro rata basis. Of the $300.0 million, $0.4 million was forfeited and reverted back to the Company as a result of certain members of management forfeiting their shares before they become fully vested.

During the first quarter of Fiscal 2013, the Board of Directors declared an aggregate dividend in the amount of $336.0 million, payable on that date in accordance with the Company’s charter to the holders of the Company’s Common Stock as of that date.

10. Net Loss Per Share

Immediately before the Reclassification on October 2, 2013, net income (loss) per share was calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s Class A common stock and the holders of Class L common stock. Holders of Class L shares contained participation rights with respect to certain distributions, as defined.

The numerator in calculating Class L basic and diluted income per share was the Class L preference amount, as defined above, for all outstanding L Shares, accrued at 14.5% per annum during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income (loss) less the Class L preference amount.

The numerator in calculating common stock basic loss per share was an amount equal to consolidated net loss less the Class L preference amount. In determining the net loss attributable to common stockholders for computing diluted loss per share, the Company increased the loss to reflect the annual preference amount for dilutive Class L common stock equivalents. This amount did not impact Class L diluted income per share because diluted earnings per share would be increased when taking the dilutive common stock equivalents into account, and thus be antidilutive.

Immediately after the Reclassification on October 2, 2013, net income (loss) per share is calculated using the treasury stock method.

The computation of basic and diluted earnings per common share is as follows:

	Nine Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Loss	$(47,434)	$(42,644)	$(16,857)	$(7,447)

Class L Preference Amount	$(111,282)	$(106,175)	$(28,377)	$(36,436)

Net Loss Attributable to Common Stockholders	$(158,716)	$(148,819)	$(45,234)	$(43,883)

Allocation of Net Income (Loss) to Common Stockholders (Basic and Diluted)
Class L Stockholders	$111,282	$106,175	$28,377	$36,436

Common Stockholders	$(158,716)	$(148,819)	$(45,234)	$(43,883)

Net Income (Loss) Per Share—Basic and Diluted:
Class L Stockholders	$23.95	$20.80	$8.04	$7.12

Common Stockholders	$(0.34)	$(0.29)	$(0.12)	$(0.09)

Weighted Average Number of Shares—Basic and Diluted:
Class L Stockholders	4,647	5,104	3,530	5,120

Common Stockholders	468,226	505,296	373,976	506,880

The Company determined the Class L Preference Amount of Common Stock Equivalents based upon the Class L diluted common stock equivalents multiplied by (i) $81 per share base amount plus (ii) the annual impact of the amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

As of November 2, 2013, there were unvested options outstanding to purchase common stock of 3,781,195 shares, all of which may be dilutive in the future.

As of October 27, 2012, there were unvested options outstanding to purchase Class L common stock of 266,872 shares, and there were unvested options outstanding to purchase Class A Common Stock of 26,420,328 shares.

As of November 2, 2013, there were non-vested restricted stock units of common stock of 55,000 shares. All of which may be dilutive in the future.

As of October 27, 2012, there were non-vested restricted stock units of Class L common stock of 5,000 shares, and there were non-vested restricted stock units of Class A Common Stock of 495,000 shares.

Changes in Class L Common Stock

The changes in Class L Common Stock were as follows:

	(in thousands, except share data)
	Nine Months Ended
	November 2, 2013		October 27, 2012
	Shares	Amount	Shares	Amount
Class L Common Stock, beginning of year	5,183,506	$1,029,189	5,104,677	$884,945
Stock Option Exercised and Related Tax Benefits - Class L Common Stock	117,588	2,531	15,233	422
Issuance/Forfeiture of Restricted Shares and Compensation	—	61	5,000	461
Dividend	—	(33,600)	—	38
Repurchase of Class L Common Stock	—	—	(111)	(7)
Other	(1,167)	(22)	—	—
Accretion of Class L preferred return	—	104,860	—	102,665
Conversion of Class L Stock to Common Stock	(5,299,927)	(1,103,019)	—	—

	—	$—	5,124,799	$988,524

Accretion of Class L Preferred Return is determined based upon the outstanding shares owned by the Company’s majority stockholder multiplied by (i) $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

The Company accounted for the fair value measurement of its Class L common stock in accordance with ASC Topic No. 820, as described in Note 6 to these Condensed Consolidated Financial Statements entitled “Fair Value Measurements.” The inputs into the determination of fair value require significant management judgment or estimation. The fair value of the Company’s Class L common stock fell into Level 2 of the fair value hierarchy as it was a model-derived valuation whose inputs are observable. As of October 27, 2012, the fair value of the Company’s outstanding Class L common stock was $460.6 million.

11. Stock Option and Award Plans and Stock-Based Compensation

On May 1, 2013, the Company’s Board of Directors approved the Company’s assumption and adoption of the 2006 Management Incentive Plan (the 2006 Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans) was adopted effective prior to and in connection with the Offering. The 2006 Plan and the 2013 Plan each provide for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Prior to the Offering, grants made pursuant to the 2006 Plan were comprised of units of the Company’s common stock. Each “unit” consisted of nine shares of the Company’s Class A common stock and one share of the Company’s Class L common stock. Awards previously granted under the 2006 Plan have been retroactively adjusted to reflect the Reclassification.

As of November 2, 2013, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Non-cash stock compensation expense for the nine and three months ended November 2, 2013 amounted to $8.2 million and $2.5 million, respectively as compared with $2.0 million and $0.6 million for the nine and three months ended October 27, 2012, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Nine Months Ended		Three months Ended
Type of Non-Cash Stock Compensation	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock Option Modification (a)	$4,986	$—	$1,534	$—
Stock Option Grants (b)	3,155	1,507	963	590
Restricted Stock Issuances(b)	61	461	20	(25)

Total (c)	$8,202	$1,968	$2,517	$565

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during the nine and three months ended November 2, 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(b)	Included in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(c)	For the nine and three months ended November 2, 2013, the tax benefit related to the Company’s non-cash stock compensation was $3.2 million and $1.0 million, respectively. For the nine and three months ended October 27, 2012, the tax benefit related to the Company’s non-cash stock compensation was $0.7 million and $0.2 million, respectively.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the nine month period ended November 2, 2013 were all service-based awards and were granted under the 2006 Plan at exercise prices of $4.55 per share. Options granted during the nine months ended October 27, 2012 were all service-based awards and were granted under the 2006 Plan at exercise prices of $5.91 and $10.91 per share (subsequently modified in connection with the issuance of the Holdco notes, as described below).

During the nine months ended November 2, 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant. All other service-based awards granted during the nine month periods ended November 2, 2013 and October 27, 2012 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the Holdco notes in February 2013 , the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	from $2.78 per share to $0.79 – $1.65 per share;

•	from $4.55 per share to $0.79 per share;

•	from $5.91 per share to $0.79 - $0.94 per share;

•	from $10.91 per share to $3.17 - $5.02 per share; and

•	from $10.96 per share to $3.17 - $5.07 per share.

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification expense, which contemplates the fair value of awards both immediately before and after the modification, will result in a total of $16.5 million of incremental compensation expense, and will be recorded over the remaining vesting periods. The $16.5 million of incremental compensation expense is comprised of $11.0 million, which is non-cash, and $5.5 million, which will be paid in cash. During the nine and three months ended November 2, 2013, based on vesting of the options as of November 2, 2013, the Company recorded compensation expense of $9.0 million and $1.8 million, respectively, in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss, of which $4.0 million and $0.3 million, respectively, is payable in cash.

With the exception of the special one-time grants made during the nine months ended November 2, 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control as defined in the Stockholders Agreement. Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ stock agreement, upon cessation of employment, (1) options under the 2006 Plan that have not vested will terminate immediately; (2) shares of common stock previously issued upon the exercise of vested options under the 2006 Plan will be callable at the Company’s option; and (3) unexercised vested options under the 2006 Plan will be exercisable for a period of 60 days.

As of November 2, 2013, the Company had 4,655,651 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was approximately $15.1 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 3.6 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of November 2, 2013, 18.8 percent of outstanding options to purchase shares of common stock under the 2006 Plan had vested. As of November 2, 2013, no awards were outstanding under the 2013 Plan.

Stock option transactions during the eight month period ended October 2, 2013 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding February 2, 2013	424,231	$6.96
Options Granted	175,500	4.55
Options Forfeited	(56,402)	6.82
Options Exercised (a)	(117,588)	1.96
Cancellation of Class A Units	(425,741)	2.95

Options Outstanding October 2, 2013	—	$—

(a)	Options exercised during the nine months ended November 2, 2013 had a total intrinsic value of $9.2 million.

As a result of the Reclassification on October 2, 2013, units of the Company’s common stock were reclassified to shares of the Company’s common stock. Stock option transactions during the one month period ended November 2, 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options Outstanding October 2, 2013	4,683,151	$2.95
Options Granted	—	—
Options Forfeited	(27,500)	2.20
Options Exercised (a)	—	—

Options Outstanding November 2, 2013	4,655,651	$2.95

Non-vested stock option share transactions during the eight months ended October 2, 2013 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Outstanding February 2, 2013	255,457	$3.06
Granted	175,500	5.64
Vested	(61,051)	3.05
Forfeited	(22,263)	3.41
Cancellation of Class A Units	(347,643)	4.45

Non-Vested Options Outstanding October 2, 2013	—	—

As a result of the Reclassification on October 2, 2013, units of the Company’s common stock were reclassified to shares of the Company’s common stock. Non-vested stock option share transactions during the one month ended November 2, 2013 are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-Vested Options Outstanding, October 2, 2013	3,824,073	$4.45
Granted	—	—
Vested	(15,378)	2.69
Forfeited	(27,500)	2.33

Non-Vested Options Outstanding, November 2, 2013	3,781,195	$4.47

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase shares that were outstanding under the 2006 Plan as well as options that were exercisable under the 2006 Plan as of November 2, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At November 2, 2013	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At November 2, 2013	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	1,794,793	6.7	492,646	5.6
$1.65	36,674	7.0	—	—
$3.17	550,187	6.4	196,020	4.7
$4.55 - $5.91	2,273,997	9.1	185,790	5.1

	4,655,651		874,456

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of November 2, 2013
$0.79 - $0.94	1,467,369	6.7	$0.80
$1.65	11,739	3.9	$1.65
$3.17	460,519	6.2	$3.17
$4.55 - $5.91	1,833,130	9.1	$4.63

	3,772,757

The fair value of each option granted is estimated on the date of grant using the Monte Carlo Simulation option pricing model with the following weighted average assumptions used for grants under the 2006 Plan during the nine months ended November 2, 2013 and October 27, 2012:

	Nine Months Ended November 2, 2013		Nine Months Ended October 27, 2012
Risk-Free Interest Rate		1.7%	1.0 – 1.3%
Expected Volatility		36.8%	35.0%
Expected Life (years)		7.4	6.6
Contractual Life (years)		10.0	10.0
Expected Dividend Yield		0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$4.55		$5.64	$2.56
$5.91	$	n/a	$4.31
$10.91	$	n/a	$2.78

12. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight-line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $33.4 million, $30.0 million and $30.5 million as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $54.5 million, $52.4 million and $47.7 million, as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively. At November 2, 2013, February 2, 2013 and October 27, 2012, the portion of self-insurance reserve expected to be paid in the next twelve months of $22.2 million, $21.2 million and $18.8 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balances at November 2, 2013, February 2, 2013 and October 27, 2012 of $32.3 million, $31.2 million and $28.9 million, respectively, were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. At November 2, 2013, February 2, 2013 and October 27, 2012, deferred lease incentives were $147.2 million, $138.1 million, and $127.0 million, respectively.

13. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $1.2 million, $0.9 million and $1.0 million as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the IPO prospectus, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of November 2, 2013, there were no new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2013. The Company’s minimum lease payments for all operating leases are expected to be $60.4 million, $247.4 million, $229.8 million, $214.4 million, $193.8 million and $699.1 million for the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017, February 3, 2018 and February 2, 2019 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $40.8 million and $36.0 million as of November 2, 2013 and October 27, 2012, respectively. Among these arrangements as of November 2, 2013 and October 27, 2012, the Company had letters of credit in the amount of $29.2 million and $26.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $11.6 million and $9.8 million at November 2, 2013 and October 27, 2012, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $521.2 million and $542.3 million as of November 2, 2013 and October 27, 2012, respectively.

The Company had irrevocable letters of credit in the amount of $35.3 million as of February 2, 2013. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $422.7 million as of February 2, 2013. Letters of credit outstanding at February 2, 2013 amounted to $26.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $8.6 million at February 2, 2013 related to certain merchandising agreements.

14. Related Parties

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. As a result of the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments and Initial Public Offering” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital amounted to $2.9 million and $0.7 million for the nine and three month period ended November 2, 2013, respectively, exclusive of the termination fee. Fees paid to Bain Capital amounted to $3.1 million and $1.0 million for the nine and three month period ended October 27, 2012, respectively. These fees are included in the line item “Selling and

Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of November 2, 2013, there were no prepaid advisory fees related to the Advisory Agreement. As of October 27, 2012, the Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets.

Bain Capital, either directly or through affiliates, has ownership interests in a broad range of companies (Portfolio Companies) with whom the Company may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. The Company believes that none of the Company’s transactions or arrangements with Portfolio Companies are significant enough to be considered material to Bain Capital or to its business.

The brother-in-law of one of the Company’s Executive Vice Presidents is an independent sales representative of one of the Company’s suppliers of merchandise inventory. This relationship predated the commencement of the Executive Vice President’s employment with the Company. The Company has determined that the dollar amount of purchases through such supplier represents an insignificant amount of its inventory purchases.

15. Subsequent Events

On October 8, 2013, the Company irrevocably called for redemption, on November 7, 2013, $221.8 million aggregate principal amount of the Holdco notes outstanding and deposited $230.8 million of cash, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the Holdco notes. As a result of the redemption notice, $221.8 million of the Holdco notes have been classified within the current maturities of long-term debt and the cash on deposit has been recorded as restricted cash deposits with trustee, each within the Company’s Condensed Consolidated Balance Sheet as of November 2, 2013.

On November 7, 2013, the redemption of $221.8 million of Holdco notes was completed and all funds were remitted to the note holders. Accordingly, the Company will recognize a loss on the extinguishment of long-term debt of $14.7 million in the fourth quarter of 2013, such loss includes $4.4 million in redemption premiums and $3.8 million and $6.5 million for the write-off the unamortized original issue discount and deferred financing costs, respectively.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial and Other Data” and the financial statements and related notes included in our prospectus filed with the SEC on October 3, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (IPO Prospectus) and the financial statements included in Part 1, Item 1 of this quarterly report on Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth in this report under the sections entitled “Risk Factors” and “Safe Harbor Statement”. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 521 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers. For Fiscal 2012 and the nine months ended November 2, 2013, we generated total revenues of approximately $4,165.5 million and $3,117.3 million, respectively.

Fiscal Year

Fiscal 2013 is defined as the 52 week year ending February 1, 2014. We define the 2012 fiscal year (Fiscal 2012) and the 2011 fiscal year (Fiscal 2011) as the 53 and 52 week periods ending February 2, 2013 and January 28, 2012, respectively.

Overview

Three Month Period Ended November 2, 2013 Compared with the Three Month Period ended October 27, 2012

Consolidated net sales increased $96.6 million, or 10.0%, to $1,064.5 million during the Fiscal 2013 third quarter from $967.9 million during the comparative period. This increase was primarily attributable to a $53.2 million increase in sales related to new stores and stores previously opened that are not included in our comparable store sales and a $37.0 million, or 3.9%, increase in comparable store sales. As a result of the 53rd week in Fiscal 2012, our comparative store sales have been calculated on a shifted basis by comparing comparable store sales for the 13 weeks ended November 2, 2013 to comparative store sales for the 13 weeks ended November 3, 2012. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2013” and “Three Month Period Ended November 2, 2013 compared with the Three Month Period Ended October 27, 2012” for further explanation).

Gross margin as a percentage of net sales improved to 39.0% during the Fiscal 2013 third quarter compared with 38.6% during the comparative period. The improvement in gross margin as a percentage of net sales was driven by improved merchandising margin, inclusive of a lower shrink accrual rate. We believe we have taken steps to ensure that we are priced right initially, and now through the use of our new markdown system, we are taking markdowns optimally to maximize margin and sales.

Gross margin increased $41.4 million, or 11.1%, during the Fiscal 2013 third quarter compared with the third quarter of Fiscal 2012. The dollar increase in gross margin was primarily related to sales from 23 net new stores that were opened since October 27, 2012 as well as our 3.9% comparable store sales increase.

Selling and administrative expenses as a percentage of net sales improved to 34.1% during the third quarter of Fiscal 2013 from 34.6% during the comparative period. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to the leveraging of our 3.9% comparative store sales during the quarter.

Total selling and administrative expenses increased $28.2 million, or 8.4%, during the third quarter of Fiscal 2013 compared with the third quarter of Fiscal 2012, primarily related to new stores and stores that were not operating for the full three months ended October 27, 2012 but did operate for the full three months ended November 2, 2013.

Adjusted Net Loss (as defined below under the caption “Key Performance Measures”) is a non-GAAP financial measure of our performance. During the third quarter of Fiscal 2013, Adjusted Net Loss increased $1.6 million to a $3.3 million loss as a result of a reduction of our tax benefit and increased interest expense, partially offset by our improved operating results.

Adjusted EBITDA (as defined below under the caption “Key Performance Measures”) is a non-GAAP financial measure of our performance. During the third quarter of Fiscal 2013, Adjusted EBITDA increased $13.8 million, or 28.3%, to $62.5 million as a result of increased gross margin, partially offset by increased selling and administrative expenses as discussed above.

We recorded a net loss of $16.9 million during the third quarter of Fiscal 2013 compared with a net loss of $7.4 million during the comparative period. The increase in our net loss position was primarily driven by an increase in costs related to debt amendments and initial public offering, a reduction in our tax benefit and an increase in our interest expense, partially offset by our improved operating results (refer to the section below entitled “Three Month Period Ended November 2, 2013 compared with the Three Month Period Ended October 27, 2012” for further explanation).

Nine Month Period Ended November 2, 2013 Compared with the Nine Month Period ended October 27, 2012

Consolidated net sales increased $278.7 million, or 9.9%, to $3,093.2 million for the first nine months of Fiscal 2013 from $2,814.5 million during the comparative period last year. This increase was primarily attributable to an increase in comparable store sales of $138.4 million, or 5.0%, and sales related to new stores and stores previously opened that are not included in our comparable store sales of $135.8 million. As a result of the 53rd week in Fiscal 2012, our comparative store sales have been calculated on a shifted basis by comparing comparable store sales for the 39 weeks ended November 2, 2013 to comparative store sales for the 39 weeks ended November 3, 2012. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2013” and “Nine Month Period Ended November 2, 2013 compared with the Nine Month Period Ended October 27, 2012” for further explanation).

Gross margin as a percentage of net sales improved to 38.0% during the first nine months of Fiscal 2013 compared with 37.5% during the comparative period. The improvement in gross margin as a percentage of net sales was driven by improved merchandising margin, inclusive of a lower shrink accrual rate. We believe we have taken steps to ensure that we are priced right initially, and now through the use of our new markdown system, we are taking markdowns optimally to maximize margin and sales.

Gross margin increased $118.9 million, or 11.3%, during the first nine months of Fiscal 2013 compared with the third quarter of Fiscal 2012. The dollar increase in gross margin was primarily related to sales from 23 net new stores that were opened since October 27, 2012 as well as our 5.0% comparable store sales increase.

Selling and administrative expenses as a percentage of net sales improved to 32.9% during the first nine months of Fiscal 2013 from 33.6% during the comparative period. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to the leverage benefit of our 5.0% comparative store sales increase.

Total selling and administrative expenses increased $72.4 million, or 7.7%, during the first nine months of Fiscal 2013 compared with the prior year’s first nine months, primarily related to new stores and stores that were not operating for the full nine months ended October 27, 2012 but did operate for the full nine months ended November 2, 2013.

For the first nine months of Fiscal 2013, Adjusted EBITDA increased $47.6 million, or 33.6%, to $188.9 million and Adjusted Net Loss improved $12.0 million to $10.8 million, both as a result of increased gross margin, partially offset by increased selling and administrative expenses, as discussed above.

We recorded a net loss of $47.4 million for the first nine months of Fiscal 2013 compared with a net loss of $42.6 million during the comparative period. The increase in our net loss position was primarily driven by increases in our costs related to debt amendments and initial public offering, interest expense, stock option modification expense and a reduction in our tax benefit, partially offset by our improved operating results (refer to the section below entitled “Nine Month Period Ended November 2, 2013 compared with the Nine Month Period Ended October 27, 2012” for further explanation).

Debt Refinancing and Initial Public Offering

On February 15, 2013, Burlington Coat Factory Warehouse Corporation (BCFWC) entered into Amendment No. 2 (Second Amendment) to the credit agreement governing its $1,000.0 million Senior Secured Term Loan Facility (Term Loan Credit Agreement). The Second Amendment creates a restricted payments basket of $25.0 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019 (the 2019 Notes)) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees are included in the line item “Costs Related to Debt Amendments and Initial Public Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On February 20, 2013, Holdings LLC and Burlington Holdings Finance, Inc. (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco notes) at an issue price of 98.00%. The Holdco notes are senior unsecured obligations of the Issuers, which are not obligors or guarantors under BCFWC’s existing Senior Secured Term Loan Facility or indenture.

Interest is payable on the Holdco notes on each February 15 and August 15. Payments commenced on August 3, 2013, and were paid in cash. For each interest period thereafter, the Issuers will be required to pay interest on the Holdco notes entirely in cash, unless certain conditions are satisfied, in which case Holdings LLC will be entitled to pay, to the extent described in the indenture governing the Holdco notes, interest on the Holdco notes by increasing the principal amount of the Holdco notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the Holdco notes accrues at the rate of 9.00% per annum. PIK interest on the Holdco notes will accrue at the rate of 9.75% per annum. Burlington Coat Factory Investments Holdings, Inc., parent of BCFWC and indirect subsidiary of the Company, and all of its subsidiaries (Holdings) intends to pay Holdings LLC a semi-annual dividend in order for Holdings LLC to make payment on the semi-annual cash interest.

We used the net proceeds from the offering of the Holdco notes to pay a special cash dividend of $336.0 million, in the aggregate, to the Class L and Class A common stockholders of the Company.

On October 8, 2013, the Company sent an irrevocable notice to the holders of the Holdco notes to redeem a portion of the Holdco notes. Refer to Note 15 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details of the redemption of the Holdco notes.

On February 14, 2013, Burlington Coat Factory Holdings, Inc. and the Company’s principal stockholders (Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC) entered into a Termination Agreement, pursuant to which the Stockholders Agreement among each of them and the other stockholders of Burlington Coat Factory Holdings, Inc., dated as of April 13, 2006 (the “Prior Stockholders Agreement”) was terminated. On February 14, 2013, Burlington Stores, Inc. (formerly known as Burlington Holdings, Inc.) and the investors and managers from time to time party thereto, entered into the Stockholders Agreement. The terms of the Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

On October 7, 2013, the Company completed its initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public. The public offering price of the shares sold in the offering was $17.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses (including a transaction fee under its Advisory Agreement with an affiliate of Bain Capital equal to 1% of the gross proceeds of the offering of $2.6 million), were $237.4 million.

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement was terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. Pursuant to the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments and Initial Public Offering” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital amounted to $2.9 million and $0.7 million for the nine and three month period ended November 2, 2013, respectively, exclusive of the termination fee. Fees paid to Bain Capital amounted to $3.1 million and $1.0 million for the nine and three month period ended October 27, 2012, respectively. These fees are included in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of November 2, 2013, there were no prepaid advisory fees related to the Advisory Agreement. As of October 27, 2012, the Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets.

Store Openings, Closings, and Relocations

During the nine months ended November 2, 2013, we opened 23 new Burlington Coat Factory Stores (BCF Stores) and closed two BCF stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We do not currently plan to open any new stores during the remainder of Fiscal 2013.

Ongoing Initiatives for Fiscal 2013

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

I. Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We will continue to reduce comparable store inventories which we believe will result in faster inventory turnover and reduced markdowns. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer—a brand-conscious fashion enthusiast, aged 25-49—by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last two years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

II. Expanding and Enhancing Our Retail Store Base

•	Adhere to an Opportunistic yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores have positive Adjusted EBITDA for Fiscal 2012. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

•	Enhancing the Store Experience through Store Refreshes and Remodels. By the end of Fiscal 2013, we anticipate that 66% of our stores will either be new, refreshed, remodeled or relocated since 2006. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

III. Enhancing Operating Margins: We intend to increase our operating margins through the following initiatives:

•	Optimize Markdowns. We believe that our new markdown system will allow us to maximize sales and gross margin dollars based on forward looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•	Enhance Purchasing Power. We believe that our growth and new West Coast buying office will provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•	Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future as we approach the middle and latter stages of our organizational investments.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparable store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

General Economic Conditions. Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels.

A weakness in the U.S. economy, an uncertain economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform and other areas. The outbreak or escalation of war or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If adverse economic trends continue, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

Competition and Margin Pressure. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount from traditional department stores as well as an assortment of merchandise that is appealing to our customers.

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

The U.S. retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Despite a plentiful supply of goods in the market, which historically created downward pricing pressure for wholesale purchases, we expect to continue to see rising costs. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset the expected rising costs of goods.

Changes to import and export laws could have a direct impact on our operating expenses and an indirect impact on consumer prices and we cannot predict any future changes in such laws.

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income derived during the months of September through January, which includes the back-to-school and holiday seasons.

Weather, however, continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven by weather patterns.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include Adjusted Net Income (Loss), Adjusted EBITDA, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Adjusted Net Income (Loss) and Adjusted EBITDA: Adjusted Net Income (Loss) and Adjusted EBITDA are non-GAAP financial measures of our performance.

We present Adjusted Net Income (Loss) and Adjusted EBITDA because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods.

Adjusted Net Income (Loss) is defined as consolidated net income (loss) for the period plus (i) net favorable lease amortization, (ii) costs related to debt amendments and initial public offering, (iii) loss on the extinguishment of debt, (iv) impairment charges, (v) advisory fees and (vi) stock options modification expense, all of which are tax effected to arrive at Adjusted Net Income.

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income (loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income (Loss) does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income (Loss) does not reflect costs related to debt amendments and initial public offering that are expensed during the fiscal periods;

•	Adjusted Net Income (Loss) does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income (Loss) does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income (Loss) does not reflect impairment charges on long lived assets; and

•	Adjusted Net Income (Loss) does not reflect annual advisory fees paid to Bain Capital that are expensed during the fiscal periods.

For the nine months ended November 2, 2013, Adjusted Net Loss improved $12.0 million from $22.8 million to $10.8 million. This improvement was primarily the result of our improved operating results.

During the third quarter of Fiscal 2013, Adjusted Net Loss increased $1.6 million to a $3.3 million loss as a result of a reduction of our tax benefit and increased interest expense, partially offset by our improved operating results.

The following table shows our reconciliation of Net Loss to Adjusted Net Loss for the nine and three months ended November 2, 2013 compared with the nine and three months ended October 27, 2012:

	(in thousands)
	Nine Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Reconciliation of Net Loss to Adjusted Net Loss:
Net Loss	$(47,434)	$(42,644)	$(16,857)	$(7,447)
Net Favorable Lease Amortization (a)	22,500	21,257	6,835	7,062
Costs Related to Debt Amendment and Initial Public Offering (b)	21,963	3,225	10,506	131
Stock Option Modification Expense (c)	9,031	—	1,768	—
Loss on Extinguishment of Debt (d)	617	3,413	—	—
Impairment Charges (e)	382	1,100	243	1,021
Advisory Fees (f)	2,875	3,086	700	1,000
Tax Effect (g)	(20,708)	(12,255)	(6,528)	(3,520)

Adjusted Net Loss	$(10,774)	$(22,818)	$(3,333)	$(1,753)

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of BCFWC, and are recorded in the line item “Depreciation and Amortization” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(b)	Primarily related to advisory and professional fees associated with Amendment 1 in May 2012, Amendment 2 in February 2013 and Amendment 3 in May 2013 to our Term Loan Facility, as well as certain advisory and professional fees associated with the Offering.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 11 to our Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further detail.
(d)	Represents losses incurred in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic 470), related to Amendments 1 and 3 to our Term Loan in May 2012 and May 2013, respectively.
(e)	Represents Impairment Charges on Long Lived Assets.

(f)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods and recorded in the line item “Selling and Administrative Expenses” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the tax impact of items (a) through (f).

Adjusted EBITDA is defined as consolidated net income (loss) for the period plus (i) interest rate, (ii) interest income, (iii) loss on the extinguishment of debt, (iv) costs related to debt amendments and initial public offering, (v) advisory fees, (vi) depreciation and amortization, and (vii) impairment charges to arrive at Adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements.

For the nine and three months ended November 2, 2013, Adjusted EBITDA increased $47.6 million, or 33.6%, to $188.9 million and $13.8 million, or 28.3%, to $62.5 million, respectively, both as a result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full nine and three months ended November 2, 2013 but were not operating for the full nine and three months ended October 27, 2012.

The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the nine and three months ended November 2, 2013 compared with the nine and three months ended October 27, 2012:

	(in thousands)
	Nine months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(47,434)	$(42,644)	$(16,857)	$(7,447)
Interest Expense	100,349	84,529	32,719	27,421
Interest Income	(184)	(130)	(19)	(84)
Loss on Extinguishment of Debt	617	3,413	—	—
Costs Related to Debt Amendments and Initial Public Offering	21,963	3,225	10,506	131
Stock Option Modification Expense	9,031	—	1,768	—
Advisory Fees	2,875	3,086	700	1,000
Depreciation and Amortization	126,310	120,748	41,071	40,844
Impairment	382	1,100	243	1,021
Tax Benefit	(24,985)	(31,964)	(7,678)	(14,204)

Adjusted EBITDA	$188,924	$141,363	$62,453	$48,682

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the nine and three months ended November 2, 2013, we experienced increases in comparable store sales of 5.0% and 3.9%, respectively. During Fiscal 2012, 36 of our stores were closed for three or more days as a result of Superstorm Sandy. Given the length of time these stores were closed and the impact to their business after re-opening, we have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for three or more days.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the nine and three months ended November 2, 2013 was 38.0% and 39.0% compared with 37.5% and 38.6% during the nine and three months ended October 27, 2012. The improvement in gross margin as a percentage of net sales was driven by improved merchandising margin, inclusive of a lower shrink accrual rate. We believe we have taken steps to ensure that we are priced right initially, and now through the use of our new markdown system we are taking markdowns optimally to maximize margin and sales.

Inventory. Inventory at November 2, 2013 was $902.4 million compared with $680.2 million at February 2, 2013. The increase of $222.2 million was primarily the result of an increase in pack and hold inventory, the seasonality of our business and the impact of opening 21 net new stores since February 2, 2013. Our store inventory is typically at its lowest levels in January, after the holiday selling season, and builds up during the fiscal year as we prepare for the back to school and holiday selling seasons.

Inventory at November 2, 2013 increased $57.4 million from $845.0 million at October 27, 2012 to $902.4 million at November 2, 2013. This increase was primarily driven by 23 net new stores opened since October 27, 2012 as well as increased pack and hold inventory. These increases were partially offset by an average inventory per comparable store decrease of 5.6% as a result of our ongoing initiative to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns and inventory shrinkage) on a monthly basis, we believe we create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. This inventory turnover calculation is based on a rolling 13 month average of inventory for the period being measured. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) as of November 2, 2013 and October 27, 2012 was 3.1 turns per year and 3.0 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 10.0% and 10.1% during the nine and three months ended November 2, 2013 compared with 10.8% and 11.0% during the nine and three months ended October 27, 2012. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from the leverage of our comparative store sales and efficiencies realized in our stores as we continue to improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $11.8 million during the nine month period ended November 2, 2013 resulting in a cash and cash equivalent balance of $31.6 million as of November 2, 2013 compared with a decrease in cash and cash equivalents of $5.5 million during the nine months ended October 27, 2012. This decrease was primarily driven by a smaller increase in accounts payable during the period from February 2, 2013 to November 2, 2013 compared with the period from January 28, 2012 to October 27, 2012 as a result of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat at the end of Fiscal 2012. Our working capital management strategy accelerated certain vendor payments at the end of Fiscal 2011 that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of Fiscal 2011. Additionally, we experienced a larger increase in our inventories from February 2, 2013, as a result of 21 net new stores and an increase in our pack and hold inventory, compared with the period from January 28, 2012 to October 27, 2012. These decreases in our cash flow were partially offset by the changes in our ABL borrowings, net of repayments. During the nine months ended November 2, 2013, we borrowed $38.0 million, net of repayments, on our ABL compared to making repayments, net of borrowings of $168.3 million during the nine months ended October 27, 2012. Again, this is a function of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat in Fiscal 2012.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents associated with collateral for certain insurance contracts) minus current liabilities. Working capital at November 2, 2013 increased $33.9 million from $77.2 million at October 27, 2012 to $111.1 million. The increase was primarily attributable to an increase in inventory as discussed above, partially offset by an increase in accounts payable. Working capital at November 2, 2013 was $111.1 million compared with $104.8 million at February 2, 2013.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the nine and three month periods ended November 2, 2013 and October 27, 2012.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.8	0.8	0.8

Total Revenue	100.8	100.8	100.8	100.8
Cost of Sales	62.0	62.5	61.0	61.4
Selling and Administrative Expenses	32.9	33.6	34.1	34.6
Costs Related to Debt Amendments and Initial Public Offering	0.7	0.1	1.0	—
Stock Option Modification Expense	0.3	—	0.2	—
Restructuring and Separation Costs	0.1	0.1	—	0.1
Depreciation and Amortization	4.1	4.3	3.9	4.2
Impairment Charges – Long-Lived Assets	—	—	—	0.1
Other (Income) Expense, Net	(0.2)	(0.2)	(0.2)	(0.2)
Loss on Extinguishment of Debt	—	0.1	—	—
Interest Expense	3.2	3.0	3.1	2.8

Total Expense	103.1	103.5	103.1	103.0

Loss before Income Tax Benefit	(2.3)	(2.7)	(2.3)	(2.2)
Income Tax Benefit	(0.8)	(1.1)	(0.7)	(1.5)

Net Loss	(1.5)%	(1.6)%	(1.6)%	(0.7)%

Three Month Period Ended November 2, 2013 Compared With the Three Month Period Ended October 27, 2012

Net Sales

We experienced an increase in net sales for the third quarter of Fiscal 2013 compared with the comparative quarter of $96.6 million, or 10.0%, to $1,064.5 million. This increase was primarily attributable to the following:

•	an increase in net sales of $53.2 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales;

•	an increase in comparable store sales of $37.0 million, or 3.9%, to $998.8 million, on a shifted basis; and

•	a $6.4 million increase related to the net impact of the comparable store shift, closed stores and other sales adjustments.

We believe the comparable store sales increase for the three month period ended November 2, 2013 was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2013.”

Cost of Sales

Cost of sales as a percentage of net sales improved to 61.0% during the third quarter of Fiscal 2013 compared with the prior year’s quarter of 61.4%. The improvement in cost of sales as a percentage of net sales was driven by improved merchandising margin, inclusive of a lower shrink accrual rate. We believe we have taken steps to ensure that we are priced right initially, and now through the use of our new markdown system we are taking markdowns optimally to maximize margin and sales.

Cost of sales increased $55.2 million, or 9.3%, during the third quarter of Fiscal 2013 compared with the prior year’s quarter. The dollar increase in cost of sales was primarily related to the increase in net sales as described above.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales improved to 34.1% for the third quarter of Fiscal 2013 compared with 34.6% during the comparative quarter, primarily related to the leverage benefit of our 3.9% comparative store sales increase. Selling and administrative expenses increased $28.2 million, or 8.4%, for the third quarter of Fiscal 2013 compared with the prior year’s quarter. Selling and administrative expenses are summarized in the table below:

	(in thousands)
	Three Months Ended
	November 2, 2013	Percentage of Net Sales	October 27, 2012	Percentage of Net Sales	$ Variance	% Change
Payroll and Payroll Related	$166,336	15.6%	$155,982	16.1%	$10,354	6.6%
Occupancy	115,695	10.9	106,464	11.0	9,231	8.7
Other	38,863	3.7	33,194	3.4	5,669	17.1
Business Insurance	8,959	0.8	6,978	0.7	1,981	28.4
Benefit Costs	7,339	0.7	5,857	0.6	1,482	25.3
Advertising	25,957	2.4	26,500	2.8	(543)	(2.0)

Selling & Administrative Expenses	$363,149	34.1%	$334,975	34.6%	$28,174	8.4%

Payroll and payroll related costs as a percentage of net sales improved to 15.6% during the third quarter of Fiscal 2013 from 16.1% during the comparative quarter. The improvement is primarily driven by the leverage benefit of our 3.9% comparative store sales increase.

The increase in payroll and payroll related expense of $10.4 million during the third quarter of Fiscal 2013 compared with the prior year’s quarter was primarily related to $4.7 million of incremental payroll and payroll related costs incurred as the result of the addition of 23 net new stores as well as stores that were operating for the full three months ended November 2, 2013 but were not operating for the full three months ended October 27, 2012. Also contributing to the increase in payroll dollars were the following items:

•	an increase in bonus expense of $3.8 million primarily driven by an increase in headcount and wages during the current year compared with the prior year; and

•	a planned incremental labor investment of $0.7 million in logistics as a result of increased units processed through the distribution centers and further refinement of the execution of our buying model in order to drive incremental sales.

Occupancy costs as a percentage of net sales improved to 10.9% during the third quarter of Fiscal 2013 from 11.0% during the comparative quarter, primarily driven by the leverage benefit of our 3.9% comparative store sales. The increase in occupancy related costs of $9.2 million during the third quarter of Fiscal 2013 compared with the prior year’s quarter was primarily related to a $6.8 million increase in new stores and stores that operated for the full three month period ended November 2, 2013 but were not operating for the full three months ended October 27, 2012. Also contributing to the increase in occupancy related costs was an increase in maintenance expense and real estate taxes of $0.8 million, respectively, and an increase in rent expense of $0.6 million.

Other selling and administrative expenses increased $5.7 million for the third quarter of Fiscal 2013 compared with the prior year’s quarter. This increase was primarily attributable to the following:

•	a $2.2 million increase related to the operation of new stores and stores that were operating for the full three months ended November 2, 2013 but were not operating for the full three months ended October 27, 2012;

•	a $1.6 million increase in legal and professional fees;

•	a $1.1 million increase in credit card fees as a result of our increased credit card sales; and

•	a $0.7 million increase in selling supplies.

Business insurance increased $2.0 million during the third quarter of Fiscal 2013 compared with the prior year’s quarter, primarily attributable to an increase in our overall sales base as a result of our 23 net new stores that opened since October 27, 2012 and our 3.9% comparable store sales.

Costs Related to Debt Amendments and Initial Public Offering

Refinancing fees and fees related to the Initial Public Offering totaled $10.5 million during the third quarter of Fiscal 2013, primarily relating to $10.1 million of fees associated with the termination of the Advisory Agreement with Bain Capital. Refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Related Parties” for further details on the termination of the Advisory Agreement.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on the option holders in connection with the issuance of our Holdco notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, the Company will be required to make cash payments of $5.5 million over the option holders’ vesting periods, which vary over the next five years. During the third quarter of Fiscal 2013, we recorded $0.3 million of expense related to these payments. We expect to recognize the remaining expense of $0.3 million, $0.7 million, $0.4 million, $0.1 million and less than $0.1 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, $11.0 million of incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting period, which vary over the next five years. During the third quarter of Fiscal 2013, we recognized $1.5 million of that expense. We expect to recognize the remaining non-cash stock option modification expense of $1.1 million, $2.4 million, $1.5 million, $0.8 million and $0.2 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $41.1 million during the third quarter of Fiscal 2013 compared with $40.8 million during the comparative quarter. The increase in depreciation and amortization expense was primarily driven by 23 net new stores opened since October 27, 2012 and capital expenditures related to investments in our warehouse functions.

Interest Expense

Interest expense was $32.7 million for the third quarter of Fiscal 2013 compared with $27.4 million for the comparative quarter. The $5.3 million increase in interest expense was primarily driven by the following:

•	an increase of $7.7 million and $0.6 million of interest expense and amortization of deferred debt fees, respectively, related to the Holdco notes;

•	an increase in amortization of deferred debt fees of $0.7 million, primarily driven by increased deferred debt as a result of the refinancing of the Term Loan; partially offset by

•	a decrease in interest expense of $3.7 million related to the Company’s Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the third quarter of Fiscal 2013 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	November 2, 2013	October 27, 2012
Average Interest Rate – ABL Line of Credit	2.1%	2.1%
Average Interest Rate – Term Loan	4.3%	5.5%
Average Balance – ABL Line of Credit	$81.8 million	$41.1 million
Average Balance – Term Loan	$868.8 million	$941.0 million

Income Tax Benefit

Income tax benefit was $7.7 million and $14.2 million for the third quarter of Fiscal 2013 and the comparative quarter, respectively. The effective tax rates for the third quarter of Fiscal 2013 and the comparative quarter were 31.3% and 65.6%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the third quarter of Fiscal 2013, resulting in the annual effective income tax rate of 38.6% (before discrete items) being our best estimate. The effective tax rate for the third quarter of Fiscal 2013 was impacted by discrete adjustments that decreased the tax benefit by $2.0 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years, true-ups for income tax estimates in prior periods, and write off of deferred tax assets relating to vested stock options exercised during the quarter.

Our best estimate of the projected annual effective income tax rate for the third quarter of Fiscal 2012 was 38.1% (before discrete items). The effective tax rate was impacted by discrete adjustments that increased the tax benefit by $6.0 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Net Loss

We recorded a net loss of $16.9 million for the third quarter of Fiscal 2012 compared with a net loss of $7.4 million for the comparative quarter. The increase in our net loss position was primarily driven by an increase in costs related to debt amendments and initial public offering, a reduction in our tax benefit and an increase in our interest expense, partially offset by our improved operating results.

Nine Month Period Ended November 2, 2013 Compared With Nine Month Period Ended October 27, 2012

Net Sales

We experienced an increase in net sales for the first nine months of Fiscal 2013 compared with the prior year’s first nine months. Consolidated net sales increased $278.7 million, or 9.9%, to $3,093.2 million for the first nine months of Fiscal 2013. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $138.4 million, or 5.0%, to $2,929.8 million, on a shifted basis;

•	an increase in net sales of $135.8 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales; and

•	a $4.5 million net increase related to the net impact of the comparable store shift, closed stores and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2013.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $24.1 million for the first nine months of Fiscal 2013 compared with $23.1 million for the comparative period, primarily driven by an increase in rental income from leased departments as a result of increased layaway volume.

Cost of Sales

Cost of sales as a percentage of net sales during the first nine months of Fiscal 2013 improved to 62.0% compared with 62.5% during the comparative period. The improvement in cost of sales as a percentage of net sales was driven by improved merchandising margin, inclusive of a lower shrink accrual rate. We believe we have taken steps to ensure that we are priced right initially, and now through the use of our new markdown system we are taking markdowns optimally to maximize margin and sales.

Cost of sales increased $159.8 million, or 9.1%, during the first nine months of Fiscal 2013 compared with the prior year’s nine month period. The dollar increase in cost of sales was primarily related to the increase in net sales during the current period compared with the prior period.

Selling and Administrative Expenses

Selling and administrative expenses improved to 32.9% of net sales for the first nine months of Fiscal 2013 compared with 33.6% of net sales for the comparative period, primarily related to the leverage benefit of our 5.0% comparative store sales increase. Selling and administrative expenses increased $72.4 million, or 7.7%, for the first nine months of Fiscal 2013 compared with the prior year’s period. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Nine Months Ended
	November 2, 2013	Percentage of Sales	October 27, 2012	Percentage of Sales	$ Variance	% Change
Payroll and Payroll Related	$482,137	15.6%	$453,179	16.1%	$28,958	6.4%
Occupancy	330,804	10.7	307,903	11.0	22,901	7.4
Other	104,192	3.4	90,550	3.2	13,642	15.1
Business Insurance	26,743	0.8	19,599	0.7	7,144	36.5
Benefit Costs	21,267	0.7	19,540	0.7	1,727	8.8
Advertising	52,467	1.7	54,436	1.9	(1,969)	(3.6)

Selling & Administrative Expenses	$1,017,610	32.9%	$945,207	33.6%	$72,403	7.7%

Payroll and payroll related costs as a percentage of net sales improved to 15.6% during the first nine months of Fiscal 2013 from 16.1% during the comparative period. The improvement is primarily driven by the leverage benefit of our 5.0% comparative store sales increase.

The increase in payroll and payroll related expense of $29.0 million during the first nine months of Fiscal 2013 compared with the prior year’s period was primarily related to the addition of 23 net new stores as well as stores that were operating for the full nine months ended November 2, 2013 that were not operating for the full nine months ended October 27, 2012. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $14.8 million. Also contributing to the increase in payroll and payroll related costs were:

•	an increase in bonus expense of $8.3 million primarily driven by an increase in headcount and wages and our improved operating results to date during the current year compared with the prior year; and

•	a planned incremental labor investment of $4.9 million in logistics as a result of increased traffic through the distribution centers and further refinement of the execution of our buying model in order to drive incremental sales.

Occupancy costs as a percentage of net sales improved to 10.7% during the first nine months of Fiscal 2013 from 11.0% during the comparative period, primarily driven by the leverage benefit of our 5.0% comparative store sales. The improvement in occupancy related costs of $22.9 million during the first nine months of Fiscal 2013 compared with the prior year’s period was primarily related to a $18.9 million increase in new stores and stores that operated for the full nine month period ended November 2, 2013 but were not operating for the full nine months ended October 27, 2012. Also contributing to the increase in occupancy related costs was an increase in real estate taxes and rent expense of $2.2 million and $1.4 million, respectively.

The increase in other selling and administrative expenses of $13.6 million during the first nine months of Fiscal 2013 compared with the prior year’s period was primarily attributable to:

•	a $3.5 million increase in legal and professional fees;

•	a $2.5 million increase related to the operation of new stores and stores that were operating for the full nine months ended November 2, 2013 but were not operating for the full nine months ended October 27, 2012;

•	a $2.5 million increase in credit card fees as a result of our increased credit card sales;

•	a $2.4 million legal reserve reversal during the prior year’s nine month period which did not repeat during the current year;

•	a $2.0 million increase in selling supplies; and

•	a $0.9 million increase in office supplies.

Business insurance increased $7.1 million for the first nine months of Fiscal 2013 compared with the prior year’s period, primarily attributable to an increase in our overall sales base as a result of our 23 net new stores that opened since October 27, 2012 and our comparable store sales increase of 5.0%.

Costs Related to Debt Amendments and Initial Public Offering

Refinancing fees and fees related to the Offering totaled $22.0 million during the first nine months of Fiscal 2013 compared with $3.2 million during the comparative period. Fees associated with the Offering primarily related to $10.1 million of fees associated with the termination of the Advisory Agreement with Bain Capital. Refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Related Parties” for further details on the termination of the Advisory Agreement.

As noted above under the Caption “Debt Refinancing,” we completed Amendment 2 and Amendment 3 to the Term Loan during the first nine months of Fiscal 2013, while during the comparative period, we completed Amendment 1 to the Term Loan. Included in Amendment 2 to the Term Loan was a fee to Bain Capital representing 1% of the transaction or $8.6 million, which was not included in Amendment 1 or Amendment 3. Refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Long Term Debt” for further details on our amendments to our Term Loan.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on the option holders in connection with the issuance of our Holdco notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, the Company will be required to make cash payments of $5.5 million over the option holders’ vesting periods, which vary over the next five years. During the first nine months of Fiscal 2013, we recorded $4.0 million of expense related to these payments. We expect to recognize the remaining expense of $0.3 million, $0.7 million, $0.4 million, $0.1 million and less than $0.1 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, $11.0 million of incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting period, which vary over the next five years. During the first nine months of Fiscal 2013, we recognized $5.0 million of that expense. We expect to recognize the remaining non-cash stock option modification expense of $1.1 million, $2.4 million, $1.5 million, $0.8 million and $0.2 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.2 million during the first nine months of Fiscal 2013 compared with $2.4 million during the comparative period. During the first nine months of Fiscal 2013, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $2.2 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $126.3 million during the first nine months of Fiscal 2013 compared with $120.7 million during the comparative period. The increase in depreciation and amortization expense is primarily driven by 23 net new stores that were opened since October 27, 2012 and accelerated amortization related to store closures.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” in May of 2013, we entered into the Amendment 3 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the first nine months of Fiscal 2013.

In May of 2012, we entered into Amendment 1 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the first nine months of Fiscal 2012.

Interest Expense

Interest expense was $100.3 million for the first nine months of Fiscal 2013 compared with $84.5 million for the comparative period. The $15.8 million increase in interest expense was driven by the following:

•	an increase of $23.1 million and $1.7 million of interest expense and amortization of deferred debt fees, respectively, related to the Holdco notes;

•	an increase in amortization of deferred debt fees of $1.4 million, primarily driven by increased deferred debt as a result of the refinancing of the Term Loans; partially offset by

•	a decrease in interest expense of $10.6 million related to the Company’s Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the first nine months of Fiscal 2013 compared with the prior year’s period are summarized in the table below:

	Nine months Ended
	November 2, 2013	October 27, 2012
Average Interest Rate – ABL Line of Credit	2.2%	2.1%
Average Interest Rate – Term Loan	4.7%	5.8%
Average Balance – ABL Line of Credit	$42.9 million	$45.0 million
Average Balance – Term Loan	$870.3 million	$947.3 million

Income Tax Benefit

Income tax benefit was $25.0 million for the first nine months of Fiscal 2013. For the comparative period we recorded income tax benefit of $32.0 million. The effective tax rates for the nine month periods ended November 2, 2013 and October 27, 2012 were 34.5 % and 42.8% respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Our best estimate of the annual effective income tax rate at the end of first nine months of Fiscal 2013 was 38.6% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the rate by 4.1% and the tax benefit by $2.9 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and write off of deferred tax assets relating to vested stock options exercised during the year.

Our best estimate of the projected annual effective income tax rate for the first nine months of Fiscal 2012 was 38.1% (before discrete items). The effective tax rate was impacted by discrete adjustments that increased the rate by 4.7% and the tax benefit by $3.5 million primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Net Loss

We recorded a net loss of $47.4 million during the first nine months of Fiscal 2013 compared with a net loss of $42.6 million for the comparative period. The increase in our net loss position was primarily driven by increases in our costs related to debt amendments and initial public offering, interest expense, stock option modification expense and a reduction in our tax benefit, partially offset by our improved operating results.

Liquidity and Capital Resources

As of November 2, 2013, we continue to be in compliance with all of our covenants under our Senior Secured Term Loan Facility. At November 2, 2013, our consolidated leverage ratio was 3.6 and our interest coverage ratio was 4.0.

Our ability to satisfy interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives in the event that the economy declines.

Cash Flow for the Nine months Ended November 2, 2013 Compared with the Nine months Ended October 27, 2012

We used $11.8 million of cash flow for the nine months ended November 2, 2013 compared with using $5.5 million of cash flow for the comparative period. Net cash provided by operating activities amounted to $83.3 million for the first nine months of Fiscal 2013. During the prior year’s first nine months, net cash provided by operating activities amounted to $313.2 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital, specifically attributable to changes in accounts payable and merchandise inventories. The increase in accounts payable was a result of our working capital management strategy at the end of Fiscal 2011, whereby we accelerated $152.9 million of payables. This strategy was not repeated in Fiscal 2012.

Net cash used in investing activities was $352.8 million for the nine months ended November 2, 2013 compared with $129.3 million for the comparative period. This change was primarily the result of the restricted cash deposits with a trustee for the Holdco notes of $230.8 million and a $7.0 million decrease in cash paid for property and equipment during the first nine months of Fiscal 2013 versus the comparable period.

Cash flow provided by financing activities increased $447.2 million during the nine months ended November 2, 2013 compared with the first nine months of the prior year’s period, primarily driven by the net proceeds from the Offering of $237.4 and borrowings, net of repayments, on our ABL Line of Credit of $38.0 million during the nine months ended November 2, 2013 compared with ABL Line of Credit repayments, net of borrowings of $168.3 million during comparative period as a result of our working capital management strategy at the end of Fiscal 2011.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital equals current assets (exclusive of restricted cash and cash equivalents associated with collateral for certain insurance contracts) minus current liabilities. Working capital at November 2, 2013 was $111.1 million compared with $104.8 million at February 2, 2013. The increase in working capital was primarily attributable to an increase in inventory as discussed above, partially offset by an increase in accounts payable.

Capital Expenditures

For the nine months ended November 2, 2013, capital expenditures, net of landlord allowances, amounted to $103.1 million. We estimate that we will spend between $140 and $150 million, net of approximately $34 million of landlord allowances, in capital expenditures during Fiscal 2013, including approximately $62 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $26 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of approximately $20 million related to the construction of our new corporate headquarters.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. During Fiscal 2011, in connection with the offering of the Senior Notes and the refinancing of the Senior Secured Term Loan Facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to Class A and Class L stockholders on a pro rata basis. Of the $300.0 million in dividends that were declared, $1.7 million was paid during the nine months ended October 27, 2012. In February 2013, net proceeds from the offering of the Holdco notes were used to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis.

Operational Growth

During the nine months ended November 2, 2013, we opened 23 new BCF stores, and closed two BCF stores. As of November 2, 2013, we operated 521 stores primarily under the name “Burlington Coat Factory Warehouse.” We do not currently plan to open any new stores during the remainder of Fiscal 2013.

We monitor the availability of desirable locations for our stores by, among other things, presentations by brokers, real estate developers and existing landlords, evaluating dispositions by other retail chains and bankruptcy auctions. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding. We also lease existing space and have opened a limited number of built-to-suit locations. For most of our new leases, we provide for a minimum initial ten year term with a number of five year options thereafter. Typically, our lease strategy includes obtaining landlord allowances for leasehold improvements. We believe our lease model makes us competitive with other retailers for desirable locations. We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

Debt

The Company obligations include a $1,000.0 million Senior Secured Term Loan Facility, $450.0 million of 10% Senior Notes due 2019, $350.0 million of 9.00% / 9.75% Senior Notes due 2018 and any borrowings made under its $600 million ABL Line of Credit. We were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$1 Billion Senior Secured Term Loan Facility

On May 16, 2012, we entered into the First Amendment to the Senior Secured Term Loan Facility, which, among other things, reduces the applicable margin on the interest rates applicable to our Senior Secured Term Loan Facility by 50 basis points. The Senior Secured Term Loan Facility provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment. As a result of this transaction, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. Based on our available cash flow for Fiscal 2011, we made a payment of $7.0 million in April 2012. We elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013, all of which offset the mandatory quarterly payments through the maturity date.

On February 15, 2013 BCFWC entered into Amendment No. 2 to the Senior Secured Term Loan Facility. Amendment No. 2 creates a restricted payments basket of $25.0 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the existing Senior Notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendments and Initial Public Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended November 2, 2013.

On May 17, 2013, we entered into Amendment No. 3 (the Third Amendment) to the Senior Secured Term Loan Facility, in order to, among other things, reduce the interest rates applicable to our Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if our consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million are payable as of the last day of each quarter. Payments commenced on August 3, 2013. Mandatory quarterly payments for the next 12 months have been recorded in the Company’s Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt” as of November 2, 2013.

The Senior Secured Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Covenant EBITDA, as the relevant metric is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Covenant EBITDA, as each term is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Covenant EBITDA is a non-GAAP financial measure of our liquidity. Covenant EBITDA, as defined in the credit agreement governing our Senior Secured Term Loan Facility, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. We present Covenant EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Covenant EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and consolidated financial statements. As of February 2, 2013 and November 2, 2013, we were in compliance with all of our covenants under our Senior Secured Term Loan Facility.

Covenant EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP or for analyzing our results or cash flows from operating activities, as reported under GAAP. Some of these limitations include:

•	Covenant EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Covenant EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Covenant EBITDA measures do not reflect any cash requirements for such replacements;

•	Covenant EBITDA does not reflect impairment charges;

•	Covenant EBITDA does not reflect losses on the extinguishment of debt;

•	Covenant EBITDA does not reflect stock compensation expense; and

•	Covenant EBITDA does not reflect dividends paid to affiliates.

The following table shows our calculation of BCFWC’s Covenant EBITDA for the nine and three month periods ended November 2, 2013 and October 27, 2012 which was derived from BCFWC’s Condensed Consolidated Financial Statements.

	Nine Months Ended		Three Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Reconciliation of Net Loss to Covenant EBITDA
Net Loss	$(32,187)	$(42,644)	$(11,961)	$(7,447)
Interest Expense	75,610	84,529	24,471	27,421
Income Tax (Benefit)	(15,037)	(31,964)	(3,869)	(14,204)
Depreciation and Amortization	126,310	120,748	41,071	40,844
Impairment charges	382	1,100	243	1,021
Loss on extinguishment of debt	617	3,413	—	—
Special items(a)	21,507	900	10,049	131
Other non-cash charges(b)	11,135	10,682	4,945	4,269
Other adjustment items(c)	5,469	6,343	831	1,851
Stock compensation expense	12,247	1,968	2,751	565
Dividend paid to affiliate	(24,814)	—	(19,859)	—

Covenant EBITDA	$181,239	$155,075	$48,672	$54,451

Reconciliation of Covenant EBITDA to Net Cash Provided by Operating Activities
Covenant EBITDA	$181,239	$155,075	$48,672	$54,451
Interest Expense	(75,610)	(84,529)	(24,471)	(27,421)
Changes in Operating Assets and Liabilities	(5,067)	229,459	10,974	28,059
Other Items, Net	(1,622)	13,191	6,183	7,513

Net Cash Provided by Operating Activities	$98,940	$313,196	$41,358	$62,602

Net Cash Used in Investing Activities	$(122,067)	$(129,277)	$(54,461)	$(67,475)

Net Cash Provided by (Used in) Financing Activities	$8,150	$(189,414)	$10,907	$3,372

(a)	Includes (i) costs related to debt amendments and initial public offering, (ii) transfer taxes and, (iii) litigation reserves.
(b)	Includes (i) non-cash straight line rent expense, (ii) amortization of purchased lease rights, (iii) advertising expense related to barter transaction and (iv) loss on disposal of fixed assets.
(c)	Includes (i) interest income, (ii) advisory fees, (iii) gain (loss) on investment in money market fund, (iv) severance and (v) franchise taxes.

The interest rates for the Senior Secured Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Senior Secured Term Loan Facility) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Senior Secured Term Loan Facility was 5.5% as of February 2, 2013 and 4.3% as of November 2, 2013.

In addition, the Senior Secured Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions. The Senior Secured Term Loan Facility has a six year maturity, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the Senior Secured Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

ABL Line of Credit

As of November 2, 2013 we had $38.0 million in outstanding borrowings on our ABL Line of Credit and unused availability of $521.2 million. During the first nine months of Fiscal 2013, we borrowed $38.0 million, net of repayments on our ABL Line of Credit. During the comparative period we repaid $168.3 million, net of borrowings which resulted in outstanding borrowings as of October 27, 2012 of $21.7 million and unused availability of $542.3 million.

9.00%/9.75% Senior Notes due 2018

On February 20, 2013, the Company, through its wholly owned subsidiary, issued $350.0 million senior unsecured notes pursuant to an indenture, dated February 20, 2013. The Holdco notes are senior unsecured obligations of Holdings LLC and Burlington Holdings Finance, Inc. and are not guaranteed by any of the subsidiaries of the Company.

The Holdco notes will mature on February 15, 2018. Interest on the Holdco notes is payable entirely in cash, unless certain conditions are satisfied, in which case interest may be paid by increasing the principal amount of the Holdco notes or by issuing new notes. Cash interest on the Holdco notes accrues at the rate of 9.00 % per annum and PIK interest accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The indenture governing the Holdco notes contains covenants that, among other things, restrict the ability of Holdings LLC and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if Holdings LLC and Burlington Holdings Finance, Inc. sell assets or experience certain changes of control, they must offer to purchase the Holdco notes.

On October 8, 2013, the Company sent an irrevocable notice to the holders of the Holdco notes to redeem a portion of the Holdco notes. Refer to Note 15 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details of the redemption of the Holdco notes.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in the IPO prospectus.

Safe Harbor Statement

        This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Recent Accounting Pronouncements

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-04, “Joint and Several Obligations,” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-04, once adopted, to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-11, once adopted, to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the nine month period ended November 2, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of November 2, 2013 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The Term Loan Facility interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 4 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At November 2, 2013, we had $823.4 million principal amount of fixed-rate debt and $904.7 million of floating-rate debt. Based on $904.7 million outstanding as floating-rate debt (both inclusive of original issue discount), an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.0 million per year, resulting in $9.0 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at November 2, 2013	Additional Interest Expense Q3 2013	Additional Interest Expense Q4 2013	Additional Interest Expense Q1 2014	Additional Interest Expense Q2 2014
ABL Line of Credit	$38,000	$95	$95	$95	$95
Term Loan (a)	866,684	2,161	2,156	2,150	2,145

	$904,684	$2,256	$2,251	$2,245	$2,240

(a)	Principle balance represents carrying value of term loan plus original issue discount.

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of November 2, 2013, for a full fiscal year, then our maximum interest rate exposure would be $24.8 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million. As of November 2, 2013, the borrowing rate related to our Term Loan Facility was 4.3%.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, November 2, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 2, 2013.

During the quarter ended November 2, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

Item 1A. Risk Factors.

Risk factors that affect our business and financial results are set forth under the section entitled “Risk Factors” included in the IPO Prospectus. There have been no material changes in our risk factors from those previously disclosed in the IPO Prospectus, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 7, 2013, we closed our initial public offering of an aggregate of 15,333,333 shares of our common stock at a price of $17.00 per share, including 2,000,000 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares to cover over-allotment (“over-allotment shares”). The shares were registered pursuant to our Registration Statement on Form S-1 (Registration No. 333-189632), which was declared effective on October 1, 2013. The offering was completed on October 7, 2013. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering have been sold prior to termination.

J.P. Morgan, Morgan Stanley, BofA Merrill Lynch, Goldman, Sachs & Co., and Wells Fargo Securities acted as joint book-running managers for the offering. The total price to the public for the shares offered and sold in the offering, including the over-allotment shares, was $260.7 million. The amount of expenses incurred by the Company in connection with the offering is as follows:

(in millions)
Underwriting discount and commissions	$18.2
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses	5.1

Total expenses	$23.3

Other than a transaction fee under our Advisory Agreement with an affiliate of Bain Capital equal to 1% of the gross proceeds of the offering (or $2.6 million), all of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

The net proceeds of the offering to us (after deducting the foregoing expenses) were $237.4 million. On October 7, 2013, the closing date of the offering, we received the proceeds from the offering, which have been utilized to redeem approximately $221.8 million aggregate principal amount of the 9.00%/9.75% Senior Notes due 2018 issued by Burlington Holdings, LLC and Burlington Holdings Finance, Inc., which include related redemption premiums of approximately $3.8 million, to pay a termination fee under our Advisory Agreement with an affiliate of Bain Capital of $10.1 million and for other general corporate purposes.

There has been no material change in the use of proceeds from the Offering as described in the IPO prospectus under “Use of Proceeds”.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: December 12, 2013

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase