Form 10-K
period 2014-02-01
Burlington Stores, Inc.
filed 2014-03-31
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

(609) 387-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 2, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on the New York Stock Exchange on October 2, 2013.

As of March 19, 2014, 73,686,524 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference

None

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 521 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended February 1, 2014, we generated total revenue of $4,462.0 million, net sales of $4,427.5 million, net income of $16.2 million, Adjusted EBITDA and Adjusted Net Income (as subsequently defined in this Form 10-K) of $383.7 million and $70.2 million, respectively.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware when the company originally became a public company and currently exists as a Delaware corporation. BCFWC became a direct, wholly-owned subsidiary of Burlington Coat Factory Investments Holdings, Inc. in connection with the acquisition of BCFWC on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction (the Merger Transaction) and became an indirect, wholly-owned subsidiary of ours on February 14, 2013, in connection with our corporate reorganization. We completed an initial public offering of our common stock in October 2013. Affiliates of Bain Capital continue to beneficially own a controlling interest of our common stock.

Fiscal Year End

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 52 week fiscal year ended February 1, 2014 (Fiscal 2013). The fiscal year ended February 2, 2013 consisted of 53 weeks (Fiscal 2012) and the fiscal year ended January 28, 2012 (Fiscal 2011) consisted of 52 weeks.

Our Stores

As of February 1, 2014, we operated 521 stores, inclusive of an internet store. Over 98% of our net sales are derived from our Burlington Coat Factory stores (BCF stores). We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

BCF stores offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. Our broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF stores’ substantial selection of staple, destination products such as coats and products in our Baby Depot departments, as well as men’s and boys’ suits, attracts customers from beyond our local trade areas. We believe these products drive incremental store-traffic and differentiate us from our competitors.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, primarily fragrances. During Fiscal 2013, our rental income from all such arrangements aggregated less than 1% of our total revenues. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

We believe the size of our typical store represents a competitive advantage. Our average store size is approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. We believe major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers.

Our store base is geographically diversified with stores located in 44 states and Puerto Rico.

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	KY	4	NV	5
AL	7	LA	9	NY	34
AR	2	MA	13	OH	19
AZ	9	MD	15	OK	3
CA	59	ME	2	OR	4
CO	6	MI	17	PA	27
CT	10	MN	5	PR	12
DE	2	MO	7	RI	4
FL	35	MS	2	SC	5
GA	16	NC	10	TN	6
IA	2	ND	1	TX	51
ID	2	NE	1	UT	3
IL	28	NH	2	VA	17
IN	12	NJ	28	WA	6
KS	6	NM	2	WI	9

Our store sales area is organized by merchandise category with flexibility to quickly expand or contract category offerings in response to changes in consumer preferences. Our typical store features open sight lines, bright overhead lighting and clear signage to promote easy navigation through the store. We highlight the best brands and freshest product in four way fixtures along the aisles with additional merchandise arranged by size in H-racks. We believe our clean, organized merchandise presentation highlights the brands, value, selection and sizing within assortments and promotes a self-service, treasure hunt experience for our customers.

Our stores are managed by our field organization, which is composed of corporate, territory, region and store-level managers. Our store managers are accountable for the sales and profitability of our stores. They are generally supported within the store by assistant managers and at the regional level by a team, led by a regional vice president and consisting of regional managers in operations, human resources and loss prevention. The regional vice president oversees the performance of the store managers and ensures that regional functional managers are providing the support necessary for the store managers to succeed. Further, our staffing model is designed such that there is a leadership team member accountable and on duty at all times.

Store Expansion and Real Estate Strategy

We continue to explore expansion opportunities both within our current market areas and in other regions. We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors including, but not limited to, the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, we will be able to open the number of new stores presently planned.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 521 stores, inclusive of an internet store, as of February 1, 2014. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings since the beginning of our fiscal year ended January 29, 2011.

	As of January 29, 2011	As of January 28, 2012	As of February 2, 2013	As of February 1, 2014
Stores (Beginning of Period)	442	460	477	500
Stores Opened	25	20	25	23
Stores Closed	(7)	(3)	(2)	(2)

Stores (End of Period)	460	477	500	521

Distribution and Warehousing

We have two primary distribution centers that ship approximately 91% of merchandise units to our stores. The remaining 9% of merchandise units are drop shipped directly to our stores. The two distribution centers, located in Edgewater Park, New Jersey and San Bernardino, California, occupy an aggregate of 1,308,000 square feet and each includes processing and storage capacity.

In addition to our two primary distribution facilities, we operate warehousing facilities in Burlington, New Jersey, Redlands, California, Cinnaminson, New Jersey and Florence, New Jersey. The Burlington facility is a 402,000 square foot facility currently used for e-commerce fulfillment, the processing and storage of goods received on hangers, and remote storage for our Edgewater Park, New Jersey distribution center. The product stored at this facility is processed and shipped through our Edgewater Park facility. The Redlands facility, which we opened in August 2011, is a 295,000 square foot facility being used primarily as remote storage for our San Bernardino distribution center. The product stored at this facility is processed and shipped out of our San Bernardino distribution center.

	Calendar Year Operational		Size (sq. feet)	Leased or Owned
Edgewater Park, New Jersey	2004		648,000	Owned
San Bernardino, California	2006		660,000	Leased
Burlington, New Jersey	1987	(1)	402,000	Owned
Redlands, California	2011		295,000	Leased
Cinnaminson, New Jersey	2013		218,000	Leased
Florence, New Jersey	2013		208,000	Leased

(1)	Distribution activities in this warehouse ceased during the transition period from May 31, 2009 to January 30, 2010. Our current use of this warehouse commenced in Fiscal 2011.

We must continue to make investments in storage and processing to support our expected store growth over the next three to five years.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience and strive to make continuous efforts to improve customer service. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We offer our customers special services to enhance the convenience of their shopping experience, such as professional tailors, a baby gift registry and layaways.

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have streamlined processes and will continue to strive to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the brands, value, and diversity of selection within our assortments.

Our Off-Price Sourcing and Merchandising Model

Our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. Led by our Chief Merchandising Officer, we have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers focused on improving comparable store inventory turnover, inventory age and freshness of merchandise. We purchase merchandise from many suppliers, none of which accounted for more than 2% of our net purchases during Fiscal 2013. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

We have designed our merchant organization so that buyers focus primarily on buying, planners focus primarily on planning, and information systems help inform data-driven decisions for both. Buyers are in market each week and focus on purchasing great products for great value. We seek to purchase a majority of our merchandise in-season. Buyers spend time interacting face-to-face with new and existing vendors and on continuously evaluating trends in the market to which we believe our customers would respond positively. In 2012, we instituted a Merchant Scorecard that rates products across four key attributes—fashion, quality, brand and price—to help formalize a framework for buying decisions.

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2011	Fiscal 2012	Fiscal 2013
Women’s Ready-to-Wear Apparel	22%	23%	24%
Menswear	20%	20%	19%
Accessories and Footwear	20%	21%	21%
Coats	9%	8%	8%
Youth Apparel/Baby/Home	29%	28%	28%

E-Commerce

We employ an e-commerce strategy currently focused on increasing awareness of the breadth of our merchandise selection, great brands and values, as well as driving traffic to our stores and selling merchandise directly from our website. We execute our strategy through our website and through social media platforms such as Facebook, Twitter and Pinterest. In Fall 2013, we re-launched our website with significantly upgraded user experience – including improved navigation, shopping functionality and a more modern layout to increase site traffic and conversion rates. This re-launch also included an expansion of the online merchandise assortment to include additional items across women’s ready-to-wear apparel, menswear, youth apparel, baby, accessories, home and coats. As a part of this re-launch, we also updated the cross-channel Baby Registry currently serving our Baby Depot customers.

Customer Demographic

Our core customer is the 25-49 year-old woman. The core customer is educated, resides in mid- to large-sized metropolitan areas and is a brand conscious fashion enthusiast. This customer shops for herself, her family, and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise.

Marketing and Advertising

We use a variety of broad-based and targeted marketing strategies to efficiently deliver the right message to the targeted audience at the right time. These strategies include national television, direct mail, email, digital marketing, local radio and out-of-home communications. Our broad television broadcast communication and reach is balanced with relevant customer contacts to increase frequency of store visits.

Management Information Systems and Processes

We utilize a combination of primarily industry-standard third party and internally developed information technology and systems solutions across our business functions. We have implemented new merchandise planning and allocation systems, a business intelligence system and a markdown optimization system. These initiatives enhance the consistency of our execution and improve the scalability of these functions across a growing store base. We have also implemented a testing methodology which allows us to evaluate new initiatives across our entire organization and make data-driven decisions that support growth and minimize costs. To date, we have performed tests in store operations, merchandise presentation, advertising and marketing, among other areas.

Competition

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our BCF stores.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather is also a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Trademarks

We own the trademarks, service marks and tradenames that we use in connection with the operation of our business. Our trademarks include “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “Luxury Linens,” “MJM Designer Shoes,” and “Baby Depot.” We consider these trademarks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these trademarks endure for as long as they are used.

Employees

As of February 1, 2014, we employed 30,095 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of February 1, 2014, employees at two of our stores were subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available, free of charge, through our internet website www.burlingtonstores.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Such material is also available free of charge through us upon written request to the attention of our Corporate Counsel at the following address: Burlington Stores, Inc. 1830 Route 130 North, Burlington, New Jersey 08016. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and obtain information on the operation of the reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website containing all reports, proxies, information statements, and all other information regarding issuers that file electronically (http://www.sec.gov). The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is therefore not incorporated by reference.

Item 1A.	Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; competitive factors, including pricing and promotional activities of major competitors; our ability to successfully implement several of our strategic initiatives; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices by customers; competitive factors, including pricing and promotional activities of major competitors; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; an increase in competition within the markets in which we compete; regulatory changes; changes in general and/or regional economic conditions; our relationships with employees; the impact of current and future laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation and risks; and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. More detailed information regarding certain risk factors described below is contained in other sections of this report.

Risks Related to Our Business and Our Substantial Indebtedness

General economic conditions and consumer spending affect our business.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. An incremental slowdown in the U.S. economy, an uncertain global economic outlook or an expanded credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We face increased competition from other retailers that could adversely affect our business.

The retail sector is highly competitive, and retailers are constantly adjusting their promotional activity and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending in the economic environment of the past several years, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retail categories, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to meet changes in the competitive environment and to positively differentiate ourselves from our competitors, our results of operations could be adversely affected. Moreover, we do not possess exclusive rights to many of the elements that comprise our product offerings. Our competitors may seek to emulate facets of our business strategy, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our product offerings that we believe are important in differentiating our stores. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.

We have recently implemented or begun to implement several strategic initiatives designed to transform our business and improve our performance. The success of our recent initiatives is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing these initiatives, and is largely dependent on the skills, experience, and efforts of our management and other associates. We face a number of uncertainties in connection with the successful implementation of these strategic initiatives. Accordingly, there can be no assurance that these strategic initiatives will improve our performance.

Examples of the uncertainties surrounding our strategic initiatives include the following:

•	we may lose executives or other key employees with leading roles in implementing the various initiatives;

•	our buying, inventory management and supply chain initiatives may fail to yield the results expected;

•	our investments in technology and systems may fail to improve efficiency;

•	our data-driven testing culture may not result in successful initiatives;

•	our sharpened focus on our core female customer may fail to increase sales as expected;

•	we may not be able to uniformly implement our in-store experience program;

•	our investment in refreshing our store base may not yield commensurate increases in sales; and

•	the success of our new store selection in opening high-performing stores may decrease.

Fluctuations in comparable store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of the transition period ended January 30, 2010, our quarterly comparable store sales rates have ranged from 7.8% to negative 7.1%.

Our comparable store sales and results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather patterns, including, among other things, changes in year-over-year temperatures;

•	availability of suitable real estate locations at desirable prices and our ability to locate them;

•	our ability to effectively manage pricing and markdowns;

•	changes in general economic conditions and consumer spending patterns;

•	our ability to anticipate, understand and meet consumer trends and preferences;

•	actions of competitors; and

•	the attractiveness of our inventory and stores to customers.

If our future comparable store sales fail to meet expectations, then our cash flow and profitability could decline substantially.

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth largely depends on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years, while refreshing a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our Second Amended and Restated Credit Agreement, dated as of September 2, 2011 (the ABL Line of Credit); however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during the five-month period from September through January. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

Failure to execute our opportunistic buying and inventory management process could adversely affect our business.

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic buying provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

We must also properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our relationship with our customers.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to buy inventory in response to those trends and preferences. However, identifying consumer trends and preferences in the diverse product lines and many markets in which we do business and successfully meeting customer demand across those lines and for those markets on a timely basis is challenging. Although our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not do so successfully, which could adversely affect our results.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease approximately 92% of our store locations. Most of our current leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternative locations, or enter into leases for new stores on favorable terms, our growth and profitability may be negatively impacted.

Extreme and/or unseasonable weather conditions could have a significant adverse effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or associates to travel to our stores. In addition, unforeseen public health issues, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations. Any of these events or circumstances could disrupt the operations of one or more of our vendors or one or more of our stores located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores. As a result, our business could be adversely affected.

Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter season or cool weather during the spring or summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because a significant portion of our net sales historically have occurred during the five-month period from September through January, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

We do not have long-term contracts with any of our vendors and if we are unable to purchase suitable merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is attractive to our customers and our sales may be harmed.

The products that we offer are manufactured by third party vendors. Some of our key vendors may limit the number of retail channels they use to sell their merchandise, which may, in limited cases, result in intense competition among retailers to obtain and sell these goods. In addition, nearly all of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long-term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales. In addition, events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, importation of products, costs, production, insurance and reputation.

Our failure to find store employees who can effectively operate our stores could adversely affect our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture. The store employee turnover rate in the retail industry is generally high. Excessive store employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. Moreover, improvement in general economic conditions may decrease the supply of part-time labor, which constitutes the majority of our store employee base. Our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover.

We are also dependent upon temporary personnel to adequately staff our stores and distribution facilities, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.

Our results may be adversely affected by fluctuations in energy prices.

Increases in energy costs may result in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers, as well as reductions in the amount of disposable income available to customers and the use of automobiles, thereby reducing traffic to our stores. A sustained rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

Parties with whom we do business may be subject to insolvency risks which could negatively impact our liquidity.

Many economic and other factors are outside of our control, including but not limited to commercial credit availability. These factors also affect our vendors who, in many cases, depend upon commercial credit to finance their operations. If they are unable to secure commercial financing, our vendors could seek to change the terms on which they sell to us, which could negatively affect our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us.

Although we purchase most of our inventory from vendors domestically, apparel production is located primarily overseas.

We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from suppliers and vendors. Factors which affect overseas production could affect our suppliers and vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Although such factors apply equally to our competitors, factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales and gross margins in the retail industry.

Such factors include:

•	political or labor instability in countries where suppliers are located or at foreign and domestic ports which could result in lengthy shipment delays, which, if timed ahead of the Fall and Winter peak selling periods, could materially and adversely affect our ability to stock inventory on a timely basis;

•	political or military conflict involving apparel producing countries, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	disease epidemics, outbreaks and other health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	natural disasters and industrial accidents, which could have the effect of curtailing production and disrupting supplies;

•	increases in labor and production costs in goods-producing countries, which would result in an increase in our inventory costs;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our suppliers’ local currency against the dollar, which may increase our cost of goods sold; and

•	changes in import duties, taxes, charges, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices).

Any of the foregoing factors, or a combination thereof could have a material adverse effect on our business.

Our business would be disrupted severely if either of our primary distribution centers were to shut down.

During Fiscal 2013, we extended central distribution services to approximately 91% of our merchandise units through our distribution facilities. Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of our primary distribution centers.

Software used for our management information systems may become obsolete, conflict with the requirements of newer hardware and may cause disruptions in our business.

We rely on our existing management information systems, including some software programs that were developed in-house by our employees, in operating and monitoring all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. If we fail to maintain or update such software to meet the demands of changing business requirements or if we decide to modify or change our hardware and/or operating systems and the software programs that were developed in-house are not compatible with the new hardware or operating systems, disruption to our business may result.

Failure to operate and maintain currently deployed information systems or implement new technologies effectively could disrupt our business or reduce our sales or profitability.

The efficient operation of our business is dependent on our information systems. If an act of God, interference by computer hackers or another event caused our information systems to not function properly, major business disruptions could occur. In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We have some redundant capabilities including a data center in New Jersey that is located within 15 miles of our Burlington, New Jersey headquarters. If a disaster impacts either location, while it most likely would not fully incapacitate us, our operations could be significantly affected. Our disaster recovery site is located in Chicago, Illinois. System redundancy is targeted to support the most critical aspects of running our business, but our disaster recovery planning may be ineffective, insufficient or inadequate to address all eventualities.

The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our sales and profitability.

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business we collect, process and retain sensitive and confidential information from individuals, such as our customers and associates, and we process customer payment card and check information. We rely on commercially available systems, software, tools and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information.

Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Computer hackers may attempt to penetrate our computer systems or the systems of third parties with which we do business and, if successful, misappropriate personal information, payment card or check information or confidential business information. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach.

While we have invested in the protection of our information technology by implementing and maintaining what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, such procedures and controls may not be effective. An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other company’s obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Changes in product safety laws may adversely impact our operations.

We are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission. The Consumer Product Safety Improvement Act of 2008 (CPSIA) imposes limitations on the permissible amounts of lead and phthalates allowed in children’s products. These laws and regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. In the event that we are unable to timely comply with regulatory changes, including those pursuant to the CPSIA, significant fines or penalties could result, which could adversely affect our operations.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely on print and television advertising to increase consumer awareness of our product offerings and pricing to drive store traffic. In addition, we rely and will increasingly rely on other forms of media advertising, including, without limitation, social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

•	manage advertising and marketing costs effectively in order to maintain acceptable operating margins and return on our marketing investment; and

•	convert customer awareness into actual store visits and product purchases.

Our planned advertising and marketing expenditures may not result in increased total or comparable net sales or generate sufficient levels of product awareness. Further, we may not be able to manage our advertising and marketing expenditures on a cost-effective basis. Additionally, some of our competitors may have substantially larger marketing budgets, which may provide them with a competitive advantage over us.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of theses platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

The loss of key personnel may disrupt our business and adversely affect our financial results.

We depend on the contributions of key personnel for our future success. Although we have entered into employment agreements with certain executives, we may not be able to retain all of our executive and key employees. These executives and other key employees may be hired by our competitors, some of which have considerably more financial resources than we do. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations.

Circumstances limiting our ability to access capital markets could adversely affect our business or financial condition.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to our short and long-term debt may also negatively impact our access to the debt capital markets and increase our cost of borrowing. These circumstances may negatively impact our access to capital markets, which could have a materially adverse impact on our business or financial condition.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability or damage to our brand image.

We face the risk of litigation and other claims against us from time to time. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

Changes in legal and accounting rules and regulations may adversely affect our results of operations.

We are subject to numerous legal and accounting requirements. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, including those related to the convergence of accounting principles generally accepted in the United States of America (GAAP) and International Financial Reporting Standards. Future changes to accounting rules or regulations and failure to comply with laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could impact our business.

Increases in the cost of employee benefits could impact our financial results and cash flow.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, we are not able at this time to fully determine the impact that healthcare reform will have on our sponsored medical plans.

Our substantial indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

As of February 1, 2014, our total indebtedness was $1,428.2 million, including $450.0 million of our outstanding 10% Senior Notes due 2019 issued by BCFWC (Senior Notes), $126.1 million of our outstanding 9.00%/9.75% Senior Notes due 2018 issued by Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (Holdco Notes), and $828.8 million under our Senior Secured Term Loan Facility, pursuant to our term loan credit agreement (the Term Loan Credit Agreement) dated as of February 24, 2011, as amended by Amendment No. 1, dated May 16, 2012 (Amendment No. 1), Amendment No. 2, dated February 15, 2013 (Amendment No. 2) and Amendment No. 3, dated May 17, 2013 (Amendment No. 3). Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to approximately $148.5 million for the fiscal year ended January 31, 2015, inclusive of the $58.0 million aggregate principal amount of the Holdco Notes outstanding that we called for redemption, on April 4, 2014.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including our notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the ABL Line of Credit, the Term Loan Credit Agreement and the indentures governing our Senior Notes and Holdco Notes, may restrict us from affecting any of these alternatives.

If we fail to make scheduled payments on our debt or otherwise fail to comply with our covenants, we would be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

The indentures governing our Senior Notes and Holdco Notes, the ABL Line of Credit and the Term Loan Credit Agreement impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indentures governing our Senior Notes and Holdco Notes, the ABL Line of Credit and the Term Loan Credit Agreement contain covenants that place significant operating and financial restrictions on us. These covenants limit our ability to, among other things:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on capital stock or repurchase capital stock;

•	make certain capital expenditures;

•	make certain investments or other restricted payments;

•	have our subsidiaries pay dividends or make other payments to us;

•	engage in certain transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. If we fail to maintain compliance with these covenants in the future, we may not be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in the indentures governing our Senior Notes and Holdco Notes, the ABL Line of Credit and the Term Loan Credit Agreement, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are unable to refinance these borrowings or are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding, with respect to that debt, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.

Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Risks Related to Ownership of Our Common Stock

We are classified as a “controlled company” and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Bain Capital controls a majority of our common stock. As a result, we are classified as a “controlled company” within the meaning of the New York Stock Exchange (NYSE) corporate governance standards. Under the NYSE rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We currently utilize these exemptions. As a result, we do not have a majority of independent directors and our nominating and corporate governance and compensation functions are not decided solely by independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Since our initial public offering in October 2013, the price of our common stock, as reported by NYSE, has ranged from a low of $21.54 on December 10, 2013 to a high of $32.98 on January 3, 2014. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “Risks Related to Our Business and Our Substantial Indebtedness” and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in the retail industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder will have the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

Bain Capital beneficially owns approximately 74% of our common stock. As a result of its ownership, Bain Capital, so long as it holds a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which Bain Capital will, directly or indirectly, exercise control include:

•	the election of our Board of Directors and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.

Even if Bain Capital’s ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. Under our amended and restated certificate of incorporation, Bain Capital and its affiliates do not have any obligation to present to us, and Bain Capital may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We had 73,686,524 shares of common stock outstanding as of February 1, 2014. The 15,333,333 shares that were sold in our initial public offering are freely tradable without restriction under the Securities Act of 1933, as amended (the Securities Act), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

All of our shares of common stock that were subject to initial public offering lock-up agreements may be sold in the public market after the expiration of such lock-up agreements, subject to certain restrictions on transfer under our amended and restated stockholders agreement (the “Stockholders Agreement”), among us and our stockholders, including Bain Capital, and applicable volume and other limitations imposed under federal securities laws.

Pursuant to the terms of the Stockholders Agreement, affiliates of Bain Capital and certain other stockholders have the right to require us to register their shares for resale under federal securities laws. In addition, we registered with the SEC the issuance of shares of common stock pursuant to outstanding options under our 2006 Management Incentive Plan (the “2006 Plan”) and shares of common stock that are reserved for issuance under the 2006 Plan and our 2013 Omnibus Incentive Plan (the “2013 Plan”).

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

As a public company, we are required to file annual and quarterly reports and other information pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act) with the Securities and Exchange Commission (the SEC). We are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;

•	maintain the roles and duties of our Board of Directors and committees of the Board of Directors in compliance with the NYSE rules and the Sarbanes-Oxley Act;

•	maintain compliance and internal audit functions;

•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (Section 404) and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain our investor relations function in compliance with the NYSE rules and the Sarbanes-Oxley Act;

•	maintain internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which causes us to incur significant costs and which place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. Compliance with these requirements will place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and will increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge.

In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight is required. We implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We incur certain additional annual expenses related to these activities and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our Consolidated Financial Statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and, beginning with the fiscal year ending January 31, 2015, must include a statement that our auditors have issued an attestation report on effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our Board of Directors. These provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	establish a classified Board of Directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•	limit the ability of stockholders to remove directors if Bain Capital ceases to own more than 50% of our voting common stock;

•	prohibit stockholders from calling special meetings of stockholders if Bain Capital ceases to own more than 50% of our voting common stock; and

•	require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the amended and restated bylaws and certain provisions of the amended and restated certificate of incorporation if Bain Capital ceases to own more than 50% of our common stock.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Provisions of our amended and restated certificate of incorporation could have the effect of preventing us from having the benefit of certain business opportunities that it may otherwise be entitled to pursue.

Our amended and restated certificate of incorporation provides that Bain Capital and its affiliates are not required to offer corporate opportunities of which they become aware to us and could, therefore, offer such opportunities instead to other companies including affiliates of Bain Capital. In the event that Bain Capital obtains business opportunities from which we might otherwise benefit but chooses not to present such opportunities to us, these provisions of our amended and restated certificate of incorporation could have the effect of preventing us from pursuing transactions or relationships that would otherwise be in the best interests of our stockholders.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the ABL Line of Credit, the Term Loan Credit Agreement and the indentures governing our Senior Notes and Holdco Notes, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The deterioration of income from or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own the land and/or buildings for 41 of our stores and lease 483 stores. Most of our store leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

We own four buildings in Burlington, New Jersey and approximately 47 acres of land on which we have constructed our 402,000 square foot corporate headquarters and distribution facility. In addition, we own approximately 50 acres of undeveloped land in Florence, New Jersey where we are building our new 215,000 square foot corporate headquarters. We also own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease a 660,000 square foot distribution facility in San Bernardino, California and a 295,000 square foot distribution facility in Redlands, California. We currently lease two additional locations for warehousing and distribution purposes in New Jersey, with a combined square footage of 426,000 square feet. We also lease approximately 35,000 square feet of office space in New York City.

The following table identifies the years in which store leases, existing at February 1, 2014, expire (exclusive of distribution and corporate leased locations), showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available. For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified. Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Year Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2014—2015	15	105
2016—2017	10	99
2018—2019	9	111
2020—2021	4	35
2022—2023	3	43
Thereafter to 2078	11	38

Total	52	431

Item 3.	Legal Proceedings

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

While we do not believe that the amount of loss in excess of those recorded could be material to our consolidated financial position, any such loss could have a material adverse effect on our consolidated results of operations in the period(s) during which the underlying matters are resolved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “BURL” on October 2, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated below, the high and low sales prices per share of our common stock since October 2, 2013.

2013-2014	High	Low
Third Quarter	$28.00	$22.61
Fourth Quarter	$32.98	$21.54

Holders

As of March 19, 2014, we had 80 holders of record of our common stock. Affiliates of Bain Capital control a majority of our common stock.

Dividends

During Fiscal 2011, in connection with the offering of the Senior Notes and the refinancing of the Senior Secured Term Loan Facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to Class A and Class L stockholders on a pro rata basis. Of the $300.0 million in dividends that were declared, $1.7 million was paid during Fiscal 2012. In February 2013, net proceeds from the offering of the Holdco Notes were used to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis.

We currently do, and intend to continue to, retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Stock Performance Graph

The performance graph below and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock from October 2, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through February 1, 2014, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Months Ended
Company / Index	October 2, 2013	October 31, 2013	November 30, 2013	December 31, 2013	February 2, 2014
Burlington Stores, Inc.	$100.00	$107.12	$113.71	$127.95	$102.28
S&P 500 Index	$100.00	$103.81	$106.97	$109.68	$105.89
S&P Retailing Index	$100.00	$103.75	$108.18	$108.99	$100.62

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information regarding all unregistered securities sold during Fiscal 2013, reflective of the stock split effected in connection with our initial public offering:

During Fiscal 2013, we granted certain eligible participants an aggregate of 175,500 units to purchase shares of our common stock, at an exercise price of $4.55 per unit, pursuant to the 2006 Plan.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2013, Fiscal 2012 and Fiscal 2011, for the fiscal years ended January 29, 2011 (Fiscal 2010) and May 30, 2009 (Fiscal 2009) and the Transition Period as defined below have been derived from our historical audited Consolidated Financial Statements. The unaudited pro forma earnings per share data for Fiscal 2013 and Fiscal 2012 have been derived from our historical financial statements for such year and period which are included elsewhere in this Form 10-K, after giving effect to the transactions specified in note 8 below.

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31. Fiscal 2010 and Fiscal 2009 consisted of 52 weeks. The Transition Period covers the 35 week transition period beginning on May 31, 2009, the day following the end of Fiscal 2009, and ended on January 30, 2010.

Prior to our initial public offering, but giving effect to the 11-for-1 split, each unit consisted of 99 shares of Class A common stock and one share of Class L common stock. Immediately prior to the initial public offering, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for the 11-for-1 split, and then reclassified into common stock.

The historical consolidated financial data and other financial data presented below should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K. Our historical consolidated financial data may not be indicative of our future performance.

	Fiscal Year Ended(1)	Transition Period From May 31, 2009 to	Fiscal Year Ended(1)
	May 30, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Revenue	$3,571,367	$2,479,297	$3,701,089	$3,887,531	$4,165,504	$4,461,987

Net Income (Loss)	$(191,583)	$18,653	$30,998	$(6,272)	$25,301	$16,150

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$15.89	$12.54	$21.09	$24.58	$28.76	$31.93

Common Stockholders	$(0.55)	$(0.09)	$(0.15)	$(0.26)	$(0.24)	$(0.26)

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$15.89	$12.54	$21.09	$24.58	$28.76	$31.93

Common Stockholders	$(0.56)	$(0.12)	$(0.17)	$(0.28)	$(0.27)	$(0.39)

Consolidated Balance Sheet Data (end of the period):
Inventory	641,833	613,295	644,228	682,260	680,190	720,052
Total Assets	2,533,368	2,393,994	2,458,008	2,501,143	2,478,082	2,621,092
Long Term Debt	1,438,751	1,399,152	1,358,021	1,605,464	1,335,532	1,369,159
Class L Common Stock(2)	622,839	684,866	790,755	884,945	1,029,189	—
Stockholders’ Deficit(3)	(487,774)	(530,366)	(603,242)	(995,890)	(1,109,458)	(150,468)
Other Financial Data:
Adjusted EBITDA(4)	259,418	242,763	308,221	315,000	331,964	383,697
Adjusted Net Income(5)	23,348	61,635	56,081	37,350	59,589	70,239
Comparable Store Sales (Decline) Growth(6)	(2.5)%	(4.8)%	(0.2)%	0.7%	1.2%	4.7%
Gross Margin Rate	37.9%	39.3%	38.6%	38.7%	38.8%	39.1%
Store Payroll as a Percentage of Net Sales	10.9%	10.2%	10.3%	10.1%	10.2%	9.5%
Cash Flow (Decrease) Increase	(14,291)	(1,060)	5,464	5,450	7,672	89,648
Working Capital(7)	312,298	349,732	386,196	337,901	104,799	80,604

	Fiscal Year Ended(1) February 2, 2013	Fiscal Year Ended(1) February 1, 2014
	(in thousands, except per share data)
Pro Forma Earnings Per Share Data(8):
Net Income	$25,301	$16,150
Pro Forma Net Income Per Share—Basic
Common Stock	$0.35	$0.22
Pro Forma Net Income Per Share—Diluted
Common Stock	$0.35	$0.22
Pro Forma Weighted Average Shares Outstanding:
Basic	71,532	73,080
Diluted	72,082	74,259

(1)	Fiscal years ended May 30, 2009, January 29, 2011, January 28, 2012 and February 1, 2014 consisted of 52 weeks. Fiscal year ended February 2, 2013 consisted of 53 weeks.
(2)	Prior to our initial public offering, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for an 11-for-1 split, and then reclassified into common stock.
(3)	In February 2013, we declared a special cash dividend of approximately $336.0 million ($5.89/unit) to our stockholders from the proceeds of the offering of the Holdco Notes, payable to Class A and Class L stockholders on a pro rata basis. In February 2011, in connection with the offering of the Senior Notes by BCFWC and the refinancing of the Senior Secured Term Loan Facility, we declared a special cash dividend of approximately $300.0 million ($5.40 per unit), in the aggregate, payable to Class A and Class L stockholders on a pro rata basis.
(4)	We define Adjusted EBITDA as net income (loss), exclusive of (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense and (viii) costs related to debt amendments, termination of our advisory agreement and other.
(5)	We define Adjusted Net Income as net income (loss), exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments, termination of Advisory Agreement and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges and (vi) advisory fees, all of which are tax effected to arrive at Adjusted Net Income.
(6)	We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.
(7)	We define working capital as current assets (excluding restricted cash) minus current liabilities.
(8)	The numerator in calculating the pro forma basic and diluted net income (loss) per share is consolidated net income (loss). The denominator in calculating the pro forma basic net income per share is the weighted-average common shares outstanding during the period effected for the Reclassification (as subsequently defined in this Form 10-K) plus the 15,333,333 shares of common stock issued by the Company in our initial public offering as if the offering occurred on January 29, 2012. The issuance of 15,333,333 shares have been included in the denominator as the dividend declared in February 2013, which exceeded the Company’s prior twelve month earnings, was in contemplation of the offering. The denominator in calculating the pro forma diluted earnings per share gives effect to potential dilutive common shares, calculated in accordance with the treasury stock method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context requires otherwise, references to “the Company,” “we,” “our,” or “us” refer to Burlington Stores, Inc., and its consolidated subsidiaries. “Parent” refers to Burlington Stores, Inc. alone, “Holdings” refers to Burlington Coat Factory Investments Holdings, Inc., Parent’s indirect, wholly-owned subsidiary, and “BCFWC” refers to Burlington Coat Factory Warehouse Corporation, Holdings’ direct, wholly-owned subsidiary.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the caption entitled “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this report.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 521 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers. For the fiscal year ended February 1, 2014, we generated total revenue of $4,462.0 million, net sales of $4,427.5 million, net income of $16.2 million, Adjusted EBITDA and Adjusted Net Income (as subsequently defined in this Form 10-K) of $383.7 million and $70.2 million, respectively.

Executive Summary

Overview of Fiscal 2013 Operating Results

Net sales for Fiscal 2013 increased $296.1 million, or 7.2%, to $4,427.5 million, primarily attributable to sales related to new stores and stores previously opened that are not included in our comparable store sales of $187.2 million and an increase in comparable store sales of $185.8 million, or 4.7%, partially offset by decreases related to net sales as a result of the 53rd week of Fiscal 2012 closed stores and other sales adjustments.

As a result of the 53rd week in Fiscal 2012, our comparable store sales have been calculated on a shifted basis by comparing comparable store sales for the 52 weeks ended February 1, 2014 to comparable store sales for the 52 weeks ended February 2, 2013. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2014” for further explanation).

Gross margin as a percentage of net sales increased to 39.1% during Fiscal 2013 compared with 38.8% during Fiscal 2012. The increase in gross margin as a percentage of net sales was driven by improved merchandising execution. However, costs to process goods through the Company’s supply chain and buying costs, which are included in selling and administrative expenses, also rose by a similar rate. On a dollar basis, gross margin increased $130.3 million, or 8.1%, during Fiscal 2013 compared with Fiscal 2012. The dollar increase in gross margin was primarily related to our overall increase in sales during Fiscal 2013 compared to Fiscal 2012 as well as our improved margin rate.

Selling and administrative expenses as a percentage of net sales improved to 31.4% during Fiscal 2013 from 31.8% during Fiscal 2012. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to positive leverage from comparable store sales achieved on store expenses, primarily payroll and occupancy, as well as improved leverage on advertising expenses. Offsetting these improvements were increased incentive compensation expense associated with our improved operating results during Fiscal 2013 compared to Fiscal 2012 as well as increased supply chain and merchandising costs as a result of increased traffic through our distribution centers and further refinement of the execution of our buying model in order to drive incremental sales as noted above.

Total selling and administrative expenses increased $79.1 million, or 6.0%, during Fiscal 2013 compared with Fiscal 2012, primarily related to new stores and stores that were operating for the full Fiscal 2013 but were not operating for the full Fiscal 2012, higher incentive compensation expense and higher supply chain and merchandising costs.

We earned net income of $16.2 million for Fiscal 2013 compared with net income of $25.3 million during Fiscal 2012. The decrease in net income was primarily driven by increases in our costs related to debt amendments and fees related to the termination of our Advisory Agreement with Bain Capital, losses on the extinguishment of debt, interest expense, income tax expense and stock option modification expense, partially offset by our improved operating results (refer to the section below entitled “Performance for Fiscal Year (52 weeks) Ended February 1, 2014 Compared with Fiscal Year (53 weeks) Ended February 2, 2013” for further explanation).

For Fiscal 2013, Adjusted EBITDA increased $51.7 million, or 15.6%, to $383.7 million as a result of our improved gross margin, partially offset by increased selling and administrative expenses, as discussed above.

For Fiscal 2013, Adjusted Net Income improved $10.7 million, or 17.9%, to $70.2 million. This improvement was the result of our improved gross margin, partially offset by increased costs, primarily selling and administrative expenses, interest expense, income tax expense and the tax effect of the adjustments to net income.

Debt Refinancing

On February 15, 2013, BCFWC entered into Amendment No. 2 to the Senior Secured Term Loan Credit Agreement. Amendment No. 2 creates a restricted payments basket of $25.0 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the Senior Notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, we incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” in our February 1, 2014 Consolidated Balance Sheet. Additionally, we incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees are included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

On February 20, 2013, Holdings LLC and Burlington Holdings Finance, Inc. (collectively, the Issuers) completed the offering of $350.0 million aggregate principal amount of the Holdco Notes (as defined herein) at an issue price of 98.00%. The Holdco Notes are senior unsecured obligations of the Issuers, neither of which are obligors or guarantors under BCFWC’s existing Senior Secured Term Loan Facility or indenture.

The Holdco Notes mature on February 15, 2018. Interest on the Holdco Notes is payable entirely in cash, unless certain conditions are satisfied, in which case interest may be paid by increasing the principal amount of the Holdco Notes or by issuing new notes. Cash interest on the Holdco Notes accrues at the rate of 9.00 % per annum and PIK interest will accrue at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

We used the net proceeds from the offering of the Holdco Notes to pay a special cash dividend of $336.0 million, in the aggregate, to our Class L and Class A common stockholders.

On November 7, 2013, we used a portion of the proceeds from the Offering (as defined herein) to redeem $221.8 million aggregate principal amount of the Holdco Notes. In connection with this transaction, we recorded a loss on the extinguishment of debt of $14.7 million, including $4.4 million in redemption premiums and $3.8 million and $6.5 million, respectively for the write-off of the unamortized original issue discount and deferred financing costs, which were recorded in the line item “Loss on the Extinguishment of Debt” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

On March 5, 2014, the Issuers irrevocably called for redemption, on April 4, 2014, $58.0 million aggregate principal amount of the Holdco Notes outstanding. As a result of the redemption notice, $58.0 million of the Holdco Notes have been classified within the current maturities of long-term debt within the Company’s Consolidated Balance Sheet as of February 1, 2014. In addition, the Company will recognize a loss on the extinguishment of long-term debt of approximately $3.7 million in the first quarter of Fiscal 2014 representing approximately $1.2 million in redemption premiums and the write off of approximately $1.6 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively.

Stockholders Agreement

On February 14, 2013, Burlington Coat Factory Holdings, Inc. and our principal stockholders (Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC) entered into a Termination Agreement, pursuant to which the Stockholders Agreement among each of them and the other stockholders of Burlington Coat Factory Holdings, Inc., dated as of April 13, 2006 (the Prior Stockholders Agreement) was terminated. On February 14, 2013, Burlington Stores, Inc. and the investors and managers from time to time party thereto, entered into the Stockholders Agreement. The terms of the Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

On March 13, 2014, the Company, the managers named therein and certain affiliates of Bain Capital (referred to herein as the “investors”) entered into an Amended and Restated Stockholders Agreement (the “Amended Agreement”). Refer to Footnote 21, “Subsequent Events,” to the Company’s February 1, 2014 Consolidated Financial Statements for further discussion related to the Amended Agreement.

Initial Public Offering

On October 7, 2013, we completed our initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public. The public offering price of the shares sold in the offering was $17.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses (including a transaction fee under the Advisory Agreement (as defined herein) equal to 1% of the gross proceeds of the offering of $2.6 million), were $236.9 million.

In connection with the purchase of the Company by Bain Capital in April of 2006, we entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provided written notice of termination, except that the Advisory Agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. As a result of the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital amounted to $2.9 million during Fiscal 2013 and $4.3 million during Fiscal 2012 and Fiscal 2011, and are included in the line item “Selling and Administrative Expenses” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

Store Openings, Closings and Relocations

During Fiscal 2013, we opened 23 new Burlington Coat Factory Stores (BCF Stores) and closed two BCF stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ended January 31, 2015 (Fiscal 2014), we plan to open approximately 25 new stores.

Ongoing Initiatives for Fiscal 2014

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

•	Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover and reduced markdowns. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$75,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last three years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

•	Expanding and Enhancing Our Retail Store Base. We intend to expand and enhance our retail store base through the following initiatives:

•	Adhering to an Opportunistic yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores have positive Adjusted EBITDA for Fiscal 2013. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

•	Enhancing the Store Experience through Store Refreshes and Remodels. Since 2006, 68% of our stores are either new, refreshed, remodeled or relocated. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

•	Enhancing Operating Margins. We intend to increase our operating margins through the following initiatives:

•	Optimize Markdowns. We believe that our new markdown system allows us to maximize sales and gross margin dollars based on forward looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•	Enhance Purchasing Power. We believe that our growth and new West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•	Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future as we approach the middle and latter stages of our organizational investments.

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

General Economic Conditions. Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels.

An incremental slowdown in the U.S. economy, an uncertain global economic outlook or an expanded credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If we were to experience adverse economic trends and/or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

Competition and Margin Pressure. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount from traditional department stores as well as an assortment of merchandise that is appealing to our customers.

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our BCF stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

The U.S. retail industry continues to face increased pressure on margins as the overall challenging retail conditions have led consumers to be more value conscious. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

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

Weather continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven by weather patterns.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include Adjusted EBITDA, Adjusted Net Income, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Adjusted EBITDA and Adjusted Net Income: Adjusted EBITDA and Adjusted Net Income are non-GAAP financial measures of our performance.

We present Adjusted EBITDA and Adjusted Net Income because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.

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

For Fiscal 2013, Adjusted EBITDA increased $51.7 million, or 15.6%, to $383.7 million as a result of our improved gross margin, partially offset by increased selling and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

For Fiscal 2012, Adjusted EBITDA increased $17.0 million, or 5.4%, to $332.0 million as a result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full fiscal year but were not operating for the full Fiscal 2011 (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income (Loss) to Adjusted EBITDA for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$16,150	$25,301	$(6,272)
Interest Expense	127,739	113,927	129,121
Interest Income	(222)	(141)	(82)
Loss on Extinguishment of Debt(a)	16,094	2,222	37,764
Costs Related to Debt Amendments, Termination of Advisory Agreement and Other(b)	23,026	4,175	(473)
Stock Option Modification Expense(c)	10,418	—	—
Advisory Fees(d)	2,909	4,291	4,285
Depreciation and Amortization	168,195	166,786	153,070
Impairment Charges(e)	3,180	11,539	1,735
Tax Expense (Benefit)	16,208	3,864	(4,148)

Adjusted EBITDA	$383,697	$331,964	$315,000

(a)	Represents losses incurred in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), related to Amendments No. 1 and No. 3 to our Senior Secured Term Loan Credit Agreement in May 2012 and May 2013, respectively, and losses incurred in accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities,” related to the November 2013 partial redemption of our Holdco Notes.
(b)	Costs are primarily related to advisory and professional fees associated with our February 2011 debt refinancing, Amendments No. 1, No. 2 and No. 3 to our Senior Secured Term Loan Credit Agreement, as well as fees related to the October 2013 termination of our Advisory Agreement with Bain Capital.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our February 1, 2014 Consolidated Financial Statements, “Stock Option and Award Plans and Stock-Based Compensation,” for further detail.
(d)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods and recorded in the line item “Selling and Administrative Expenses” in our February 1, 2014 Consolidated Statement of Operations and Comprehensive Income (Loss).
(e)	Represents impairment charges on long lived assets.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for Net Income (Loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income does not reflect costs related to debt amendments and fees related to the termination of our Advisory Agreement with Bain Capital that are expensed during the fiscal periods;

•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income does not reflect impairment charges on long lived assets; and

•	Adjusted Net Income does not reflect annual advisory fees paid to Bain Capital that are expensed during the fiscal periods.

For Fiscal 2013, Adjusted Net Income improved $10.7 million, or 17.9%, to $70.2 million. This improvement was the result of our improved gross margin, partially offset by increased costs, primarily selling and administrative expenses, interest expense and income tax expenses, exclusive of the tax impact related to the Adjusted Net Income limitations noted above (refer to the sections below entitled “Results of Operations” for further explanation).

For Fiscal 2012, Adjusted Net Income increased $22.2 million from $37.4 million as a result our improved operating results and a reduction of our interest expense, partially offset by an increase in our depreciation and amortization expense and our tax expense (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income (Loss) to Adjusted Net Income for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income :
Net Income (Loss)	$16,150	$25,301	$(6,272)
Net Favorable Lease Amortization(a)	29,326	31,292	29,245
Costs Related to Debt Amendments, Termination of Advisory Agreement and Other(b)	23,026	4,175	(473)
Stock Option Modification Expense(c)	10,418	—	—
Loss on Extinguishment of Debt(d)	16,094	2,222	37,764
Impairment Charges(e)	3,180	11,539	1,735
Advisory Fees(f)	2,909	4,291	4,285
Tax Effect(g)	(30,864)	(19,231)	(28,934)

Adjusted Net Income	$70,239	$59,589	$37,350

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction, and are recorded in the line item “Depreciation and Amortization” in our February 1, 2014 Consolidated Statement of Operations and Comprehensive Income (Loss).
(b)	Costs are primarily related to advisory and professional fees associated with our February 2011 debt refinancing, Amendments No. 1, No. 2 and No. 3 to our Senior Secured Term Loan Credit Agreement, as well as fees related to the October 2013 termination of our Advisory Agreement with Bain Capital.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our February 1, 2014 Consolidated Financial Statements, “Stock Option and Award Plans and Stock-Based Compensation,” for further detail.
(d)	Represents losses incurred in accordance with ASC Topic No. 470, related to Amendments No. 1 and No. 3 to our Senior Secured Term Loan Credit Agreement in May 2012 and May 2013, respectively, and losses incurred in accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities,” related to the November 2013 partial redemption of our Holdco Notes.
(e)	Represents impairment charges on long lived assets.
(f)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods and recorded in the line item “Selling and Administrative Expenses” in our February 1, 2014 Consolidated Statement of Operations and Comprehensive Income (Loss).
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the tax impact of items (a) through (f).

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For Fiscal 2013, Fiscal 2012 and Fiscal 2011, we experienced increases in comparable store sales of 4.7%, 1.2% and 0.7%, respectively. During Fiscal 2012, 36 of our stores were closed for three or more days as a result of Superstorm Sandy. Given the length of time these stores were closed and the impact to their business after re-opening, we have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for three or more days.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during Fiscal 2013 was 39.1% compared with 38.8% during Fiscal 2012 and 38.7% during Fiscal 2011. The improvement in gross margin as a percentage of net sales was driven by improved merchandising execution due to buying more goods opportunistically in season. Costs to process goods through our supply chain and buying costs, which are included in selling and administrative expenses, rose by a similar rate.

Inventory. Inventory at February 1, 2014 increased $39.9 million to $720.1 million at February 1, 2014 from $680.2 million at February 2, 2013. This increase was primarily driven by 21 net new stores opened since February 2, 2013 as well as increased pack and hold inventory. These increases were partially offset by a decrease in average inventory per comparable store of 9.2% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive incremental store-traffic.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover rate (exclusive of warehouse inventory) increased to 4.0 turns per year during Fiscal 2013 compared with 3.6 turns per year during Fiscal 2012.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.5% during Fiscal 2013 compared with 10.2% during Fiscal 2012 and 10.1% during Fiscal 2011. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from the leverage of our comparable store sales and efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $89.6 million during Fiscal 2013 resulting in a cash and cash equivalent balance of $133.0 million as of February 1, 2014 compared with an increase in cash and cash equivalents of $7.7 million during Fiscal 2012.

This increase was primarily driven by changes in our ABL and Term Loan borrowings. During Fiscal 2013, borrowings on our ABL were equal to our ABL repayments compared with repayments in excess of borrowings of $190.0 million during Fiscal 2012. Additionally, we made $36.5 million net repayments on our Term Loan during Fiscal 2013 compared with net repayments of $88.8 million during Fiscal 2012. This was a result of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat at the end of Fiscal 2012. These increases were partially offset by a smaller increase in accounts payable during Fiscal 2013 compared with Fiscal 2012. Again, this was a result of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat at the end of Fiscal 2012. Our working capital management strategy accelerated certain vendor payments at the end of Fiscal 2011 that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of Fiscal 2011.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at February 1, 2014 decreased $24.2 million from $104.8 million at February 2, 2013 to $80.6 million. The decrease was primarily attributable to $58.0 million of Holdco Notes classified as current maturities of long-term debt as a result of the March 5, 2014 redemption notice (see Note 21 to our February 1, 2014 Consolidated Financial Statements, “Subsequent Events”) and the increase in accounts payable as discussed above, partially offset by an increase in inventory.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Revenues:
Net Sales	100.0%	100.0%	100.0%
Other Revenue	0.8	0.8	0.9

Total Revenue	100.8	100.8	100.9
Costs and Expenses:
Cost of Sales	60.9	61.2	61.3
Selling and Administrative Expenses	31.4	31.8	31.5
Costs Related to Debt Amendments, Termination of Advisory Agreement and Other	0.5	0.1	—
Stock Option Modification Expense	0.2	—	—
Restructuring and Separation Costs	0.1	0.1	0.2
Depreciation and Amortization	3.8	4.0	4.0
Impairment Charges—Long-Lived Assets	0.1	0.3	0.1
Other Income, Net	(0.2)	(0.2)	(0.3)
Loss on Extinguishment of Debt	0.3	0.1	1.0
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	2.9	2.8	3.4

Total Costs and Expenses	100.0	100.2	101.2

Income (Loss) Before Income Tax Expense (Benefit)	0.8	0.6	(0.3)
Income Tax Expense (Benefit)	0.4	0.1	(0.1)

Net Income (Loss)	0.4%	0.5%	(0.2)%

Performance for Fiscal Year (52 weeks) Ended February 1, 2014 Compared with Fiscal Year (53 weeks) Ended February 2, 2013

Net Sales

We experienced an increase in net sales for Fiscal 2013 compared with Fiscal 2012. Consolidated net sales increased $296.1 million, or 7.2%, to $4,427.5 million for Fiscal 2013 from $4,131.4 million for Fiscal 2012. This increase was primarily attributable to:

•	an increase in net sales of $187.2 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales; and

•	an increase in comparable store sales of $185.8 million, or 4.7%, to $4,155.3 million, on a shifted basis; partially offset by

•	a $76.9 million net decrease related to net sales as a result of the 53rd week of Fiscal 2012, closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved merchandise content and customer experience initiatives.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $0.4 million to $34.5 million for Fiscal 2013 compared with $34.1 million for Fiscal 2012. This increase was primarily related to an increase in service fees on layaway sales.

Cost of Sales

Cost of sales increased $165.8 million, or 6.6%, for Fiscal 2013 compared with Fiscal 2012 primarily driven by our overall increase in sales. Cost of sales as a percentage of net sales improved to 60.9% during Fiscal 2013 compared with 61.2% during Fiscal 2012. The improvement was driven by improved merchandising execution, due to buying more goods opportunistically in season and a lower shrink expense. However, costs to process goods through the Company’s supply chain and buying costs, which are included in the line item “Selling and Administrative Expenses” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss), also rose by a similar rate.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, improved to 31.4% during 2013 compared with 31.8% in Fiscal 2012. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to positive leverage from comparable store sales achieved on store expenses, primarily payroll and occupancy, as well as improved leverage on advertising expenses. Offsetting these improvements were increased incentive compensation expense associated with our improved operating results during Fiscal 2013 compared to Fiscal 2012 as well as increased supply chain and merchandising costs as a result of increased traffic through our distribution centers and further refinement of the execution of our buying model in order to drive incremental sales, as noted above.

Total selling and administrative expenses increased $79.1 million, or 6.0%, during Fiscal 2013 compared with Fiscal 2012, primarily related to new stores and stores that were operating for the full Fiscal 2013 but were not operating for the full Fiscal 2012, higher incentive compensation expense and higher supply chain and merchandising costs. Details of the increase in selling and administrative expenses are summarized in the table below.

	Fiscal Year Ended
	February 1, 2014	Percentage of Net Sales	February 2, 2013	Percentage of Net Sales	$ Variance	% Change
	(in thousands, except percentages)
Payroll and Payroll Related	$657,037	14.8%	$620,240	15.0%	$36,797	5.9%
Occupancy	440,270	9.9	418,357	10.1	21,913	5.2
Other Expenses	145,810	3.3	131,957	3.2	13,853	10.5
Business Insurance	36,185	0.8	32,234	0.8	3,951	12.3
Benefit Costs	29,208	0.7	26,368	0.7	2,840	10.8
Advertising	83,278	1.9	83,526	2.0	(248)	(0.3)

Selling & Administrative Expenses	1,391,788	31.4%	1,312,682	31.8%	$79,106	6.0%

Payroll and payroll related costs as a percentage of net sales improved to 14.8% during Fiscal 2013 from 15.0% during the comparative period. The improvement is primarily driven by the positive leverage benefit achieved on store payroll as a result of our comparable store sales.

The increase in payroll and payroll related expense of $36.8 million during Fiscal 2013 compared with the prior year’s period was primarily attributable to:

•	an increase in bonus expense of $18.3 million, primarily driven by an increase in headcount and wages and our improved operating results during Fiscal 2013 compared with Fiscal 2012;

•	a $16.3 million increase related to the addition of 21 net new stores as well as stores that were operating for the full Fiscal 2013 that were not operating for the full Fiscal 2012;

•	a planned incremental labor investment of $15.7 million in logistics and buying functions as a result of increased traffic through our distribution centers and further refinement of the execution of our buying model in order to drive incremental sales;

•	a $1.4 million increase in non-cash stock compensation expense as a result of equity award grants issued in Fiscal 2013. Refer to Note 12 to our February 1, 2014 Consolidated Financial Statements, “Stock Option and Award Plans and Stock-Based Compensation” for further detail; partially offset by

•	a $14.9 million decrease in other payroll and payroll-related expenses, primarily comparable store payroll and payroll taxes as a result of our effort to improve workflow efficiencies and our realignment of certain responsibilities.

Occupancy costs as a percentage of net sales improved to 9.9% during Fiscal 2013 from 10.1% during the comparative period, primarily driven by the leverage benefit of our 4.7% comparable store sales. The increase in occupancy related costs of $21.9 million during Fiscal 2013 compared with Fiscal 2012 was primarily related to a $19.0 million increase in new stores and stores that operated for the full Fiscal 2013 but were not operating for the full Fiscal 2012. Also contributing to the increase in occupancy related costs was an increase of $2.8 million in logistics and buying functions.

The increase in other selling and administrative expenses of $13.9 million during Fiscal 2013 compared with Fiscal 2012 was primarily attributable to:

•	a $3.7 million increase related to the operation of new stores and stores that were operating for the full Fiscal 2013 but were not operating for the full Fiscal 2012;

•	a $3.3 million increase in legal and professional fees;

•	a $3.3 million increase in supplies expense;

•	a $2.6 million increase in credit card fees as a result of our increased credit card sales;

•	a $2.4 million legal reserve reversal during Fiscal 2012 which did not repeat during the current year; partially offset by

•	a $1.4 million reduction in other selling and administrative expenses, primarily miscellaneous taxes.

Business insurance increased $4.0 million during Fiscal 2013 compared with Fiscal 2012, primarily attributable to an increase in our overall sales, our payroll expenses and our asset base.

Costs Related to Debt Amendments, Termination of Advisory Agreement and Other

Costs related to debt amendments, termination of Advisory Agreement and other increased $18.8 million to $23.0 million during Fiscal 2013 from $4.2 million during Fiscal 2012, primarily related to $10.1 million of fees associated with the termination of our Advisory Agreement with Bain Capital and $8.6 million of fees paid to Bain Capital related to Amendment No. 2 to the Term Loan Credit Agreement. Refer to Note 19 to our February 1, 2014 Consolidated Financial Statements, “Related Parties,” for further details on the termination of our Advisory Agreement and Note 9 to our February 1, 2014 Consolidated Financial Statements, “Long Term Debt,” for further details on our amendments to our Term Loan Credit Agreement.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next four years. During Fiscal 2013, we recorded $4.3 million of expense related to these payments. We expect to recognize the remaining expense of $0.7 million, $0.4 million, $0.1 million and less than $0.1 million during the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next four years. During Fiscal 2013, we recognized $6.1 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $2.4 million, $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.2 million during Fiscal 2013 compared with $3.0 million during Fiscal 2012. During Fiscal 2013, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $2.2 million.

Impairment Charges—Long-Lived Assets

Impairment charges related to long-lived assets were $3.2 million and $11.5 million during Fiscal 2013 and Fiscal 2012, respectively. The Company’s annual impairment analysis resulted in the impairment of store-level assets related to seven stores in Fiscal 2013 and 12 stores in Fiscal 2012 due to the decline in the operating performance of those stores. During Fiscal 2013 and Fiscal 2012, the Company also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 7 to our February 1, 2014 Consolidated Financial Statements, “Impairment Charges,” for further discussion.

The recoverability assessment related to these store-level assets requires various judgments and estimates including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $0.8 million to $8.9 million during Fiscal 2013 compared with Fiscal 2012. The increase in other income during Fiscal 2013 compared with Fiscal 2012 was primarily related to an increase in breakage income as a result of a change in the redemption patterns of gift card usage. Refer to Note 1 to our February 1, 2014 Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $168.2 million during Fiscal 2013 compared with $166.8 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by 21 net new stores that were opened since February 2, 2013.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” on November 7, 2013, we redeemed $221.8 million aggregate principal amount of the Holdco Notes. In addition, in January 2014, we elected to make a prepayment of $30.0 million on our Holdco Notes, which offset the mandatory quarterly payments through the maturity date. In May of 2013, we entered into Amendment No. 3 to the Term Loan Credit Agreement. In connection with these transactions, we recognized losses on the extinguishment of debt of $14.7 million, $0.8 million and $0.6 million, respectively, which are recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

In May of 2012, we entered into Amendment No. 1 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $2.2 million during Fiscal 2012.

Interest Expense

Interest expense was $127.7 million for Fiscal 2013 compared with $113.9 million for Fiscal 2012. The $13.8 million increase in interest expense was driven by the following:

•	an increase of $26.3 million and $1.9 million of interest expense and amortization of deferred debt fees, respectively, related to the Holdco Notes;

•	an increase in amortization of deferred debt fees of $1.8 million, primarily driven by increased deferred debt as a result of the refinancing of our Term Loan; partially offset by

•	a decrease in interest expense of $15.4 million related to our Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for Fiscal 2013 compared with Fiscal 2012 are summarized in the table below:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Average Interest Rate—ABL Line of Credit	2.1%	2.1%
Average Interest Rate—Term Loan	4.6%	5.7%
Average Balance—ABL Line of Credit	$35.4 million	34.5 million
Average Balance—Term Loan	$869.2 million	945.3 million

Income Tax Expense

Income tax expense was $16.2 million for Fiscal 2013 compared with income tax expense of $3.9 million for Fiscal 2012. The effective tax rate was 50.1% related to pre-tax income of $32.4 million for Fiscal 2013, and the effective tax rate was 13.3% related to pre-tax income of $29.2 million for Fiscal 2012. The increase in the effective tax rate for Fiscal 2013 was primarily due to a reversal of uncertain tax positions in Fiscal 2012, higher state tax credits recorded in Fiscal 2012 and the write off of deferred tax assets relating to vested stock options exercised during Fiscal 2013. Refer to Note 16 to our February 1, 2014 Consolidated Financial Statements, “Income Taxes,” for further discussion.

Net Income

We recorded net income of $16.2 million during Fiscal 2013 compared with net income of $25.3 million for Fiscal 2012. The decrease in our net income position was primarily driven by increases in our costs related to debt amendments and fees related to the termination of our Advisory Agreement with Bain Capital, losses on the extinguishment of debt, interest expense, income tax expense and stock option modification expense, partially offset by our improved operating results.

Performance for Fiscal Year (53 weeks) Ended February 2, 2013 Compared with Fiscal Year (52 weeks) Ended January 28, 2012

Net Sales

We experienced an increase in net sales for Fiscal 2012 compared with Fiscal 2011. Consolidated net sales increased $277.3 million, or 7.2%, to $4,131.4 million for Fiscal 2012 from $3,854.1 million for Fiscal 2011. This increase was primarily attributable to:

•	an increase in net sales of $115.0 million related to 25 new stores opened during Fiscal 2012;

•	an increase in net sales of $82.0 million related to our non comparable stores;

•	a $54.3 million increase in net sales as a result of the 53rd week of Fiscal 2012; and

•	a comparable store sales increase of $44.9 million, or 1.2%; partially offset by

•	a $13.9 million decrease related to barter sales that occurred in the prior year which did not repeat; and

•	a decrease in net sales of $5.0 million from two stores closed since January 28, 2012 and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved merchandise content and customer experience initiatives. We believe the progress made from these initiatives was negatively impacted by the direct and indirect effects of Superstorm Sandy as well as the unseasonably warm temperatures many of our regions experienced during the fall season and the holiday selling period.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $0.7 million to $34.1 million for Fiscal 2012 compared with $33.4 million for Fiscal 2011. This increase was primarily related to a $1.1 million increase in rental income from leased departments.

Cost of Sales

Cost of sales increased $166.6 million, or 7.0%, for Fiscal 2012 compared with Fiscal 2011. Cost of sales as a percentage of net sales improved slightly to 61.2% during Fiscal 2012 compared with 61.3% during Fiscal 2011. The dollar increase of $166.6 million in cost of sales between Fiscal 2012 and Fiscal 2011 was related to the increase in our net sales during the same periods. The improvement in our cost of sales as a percentage of net sales was primarily the result of improved merchandising execution.

Selling and Administrative Expenses

Selling and administrative expenses increased $96.9 million, or 8.0%, to $1,312.7 million for Fiscal 2012 from $1,215.8 million for Fiscal 2011. $67.0 million of the increases in selling and administrative expenses is related to 23 net new stores opened during Fiscal 2012 and stores opened during Fiscal 2011 that did not operate for a full 52 weeks. The 53rd week of Fiscal 2012 resulted in an increase of $22.2 million of selling and administrative expenses. As a percentage of net sales, selling and administration expenses increased to 31.8% during Fiscal 2012 compared with 31.5% in the prior year, primarily driven by planned incremental buying, store occupancy and logistics costs, as part of our ongoing investments to drive sales, partially offset by reduced corporate and selling costs. Details of the increase in selling and administrative expenses are summarized in the table below.

	Fiscal Year Ended
	February 2, 2013	Percentage of Net Sales	January 28, 2012	Percentage of Net Sales	$ Variance	% Change
	(in thousands, except percentages)
Payroll and Payroll Related	$620,240	15.0%	$568,797	14.8%	$51,443	9.0%
Occupancy	418,357	10.1	387,028	10.0	31,329	8.1
Benefit Costs	26,368	0.7	19,844	0.5	6,524	32.9
Advertising	83,526	2.0	77,595	2.0	5,931	7.6
Business Insurance	32,234	0.8	30,504	0.8	1,730	5.7
Other Expenses	131,957	3.2	132,006	3.4	(49)	0.0

Selling & Administrative Expenses	$1,312,682	31.8%	$1,215,774	31.5%	$96,908	8.0%

The increase in payroll and payroll related costs of approximately $51.4 million was primarily related to the following:

•	a $26.8 million increase related to the addition of 23 net new stores as well as stores that opened during Fiscal 2011 that did not operate for a full 52 weeks;

•	a $14.5 million increase in payroll primarily driven by the incremental investments in our buying and logistics teams;

•	a $10.6 million increase in payroll and payroll related expenses related to the 53rd week of Fiscal 2012;

•	a $3.2 million increase in temporary help related to incremental investments in supply chain to improve support of our opportunistic buying model, partially offset by

•	a $2.7 million decrease in bonus expense;

•	a $2.4 million decrease in stock compensation expense related to an adjustment that increased stock compensation expense in Fiscal 2011 as a result of a decrease in the forfeiture rate that did not repeat in Fiscal 2012; and

•	a $2.1 million decrease in relocation expense.

The increase in occupancy related costs of $31.3 million in Fiscal 2012 compared with Fiscal 2011 was primarily related to new stores and stores that opened during Fiscal 2011 that did not operate for a full 52 weeks. These stores accounted for $28.8 million of the total increase as well as $8.3 million of expenses related to the 53rd week of Fiscal 2012. These increases were partially offset by a decrease in utility expense of $3.4 million as a result of our ongoing initiatives around cost reductions.

The increase in benefit costs of $6.5 million during Fiscal 2012 compared with Fiscal 2011 was primarily the result of increased health insurance claims of $5.1 million due to increased participation and improved benefits.

The increase in advertising expense of $5.9 million during Fiscal 2012 compared with Fiscal 2011 was primarily related to a $6.5 million increase related to new stores and stores that opened during Fiscal 2011 that did not operate for the full 52 weeks.

The increase in business insurance costs of $1.7 million in Fiscal 2012 compared with Fiscal 2011 was the result of increased claims experience during Fiscal 2012. During Fiscal 2012, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment.

Costs Related to Debt Amendment

Costs related to debt amendment increased $4.6 million to $4.2 million during Fiscal 2012. This increase was driven by professional and advisory fees associated with our May 2012 Term Loan amendment.

Restructuring and Separation Costs

As part of our ongoing effort to ensure that our resources are in line with our business objectives, we regularly review all areas of the business to identify efficiency opportunities to enhance our performance. During Fiscal 2012, we effected a reorganization of certain positions within our corporate offices in an effort to improve workflow efficiencies and realign certain responsibilities. As a result of these reorganizational efforts, we incurred a charge of $3.0 million during Fiscal 2012 compared with a $7.4 million charge in Fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases (as further described in our discussion of intangible assets under the caption “Critical Accounting Policies and Estimates”) amounted to $166.8 million for Fiscal 2012 compared with $153.1 million for Fiscal 2011. The increase in depreciation and amortization expense was primarily driven by depreciation expense related to 23 net new stores opened during Fiscal 2012, a $3.0 million increase related to the 53rd week of Fiscal 2012, as well as various capital expenditures.

Impairment Charges—Long-Lived Assets

Impairment charges related to long-lived assets were $11.5 million and $1.7 million during Fiscal 2012 and Fiscal 2011, respectively. The Company’s annual impairment analysis resulted in the impairment of store level assets related to 12 stores in Fiscal 2012 and seven stores in Fiscal 2011 as a result of the decline in the operating performance of those stores. During Fiscal 2012 and Fiscal 2011, the Company also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 7 to our February 1, 2014 Consolidated Financial Statements, “Impairment Charges,” for further discussion.

The recoverability assessment related to these store-level assets requires various judgments and estimates including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.8 million to $8.1 million during Fiscal 2012 compared with Fiscal 2011. The decrease in other income during Fiscal 2012 compared with Fiscal 2011 was primarily related to a decrease in breakage income of $1.6 million. Refer to Note 1 to our February 1, 2014 Consolidated Financial Statements, “Summary of Significant Accounting Policies” for further discussion.

Loss on Extinguishment of Debt

On February 24, 2011, we completed the refinancing of our $900.0 million Senior Secured Term Loan (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. These debt instruments were replaced when BCFWC completed the sale of $450.0 million aggregate principal amount of our Senior Notes at an issue price of 100%. The Previous Term Loan Facility with a carrying value of $777.6 million at February 24, 2011 was replaced with the Senior Secured Term Loan Facility under which we borrowed net proceeds of $990.0 million. Borrowings on our $600.0 million ABL Line of Credit related to these refinancing transactions were $101.6 million. In connection with the offering of the Senior Notes and the refinancing of the Senior Secured Term Loan Facility, we declared a dividend of approximately $300.0 million, in the aggregate, payable to Class A and Class L stockholders on a pro rata basis.

On May 16, 2012, we entered into the First Amendment to our Senior Secured Term Loan Facility in order to, among other things, reduce the applicable margin on the interest rates applicable to our Senior Secured Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the Term B Loans with the Term B-1 Loans. We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Senior Secured Term Loan Facility provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

In accordance with ASC Topic No. 470, “Debt—Modifications and Extinguishments” (Topic No. 470), the Senior Secured Term Loan Facility transactions noted above were determined to be extinguishments of the existing debt and an issuance of new debt. As a result, during Fiscal 2012 and Fiscal 2011 we recorded losses on extinguishment of debt in the amounts of $2.2 million and $37.8 million, respectively, which were recorded in the line item “Loss on Extinguishment of Debt” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2012 the loss on extinguishment of debt was a non-cash write off of deferred debt charges and a portion of the previous original issue discount related to the First Amendment. Of the $37.8 million loss on the extinguishment of debt in Fiscal 2011, $21.4 million represented early call premiums that we paid to the holders of our Previous Senior Notes and Previous Senior Discount Notes. The remaining $16.4 million represented the non-cash write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $113.9 million during Fiscal 2012 compared with $129.1 million during Fiscal 2011. The $15.2 million decrease in interest expense was primarily related to the following:

•	a $6.1 million reduction in amortization of deferred financing fees resulting from the February 2011 and May 2012 Senior Secured Term Loan Facility refinancing;

•	a $5.3 million decrease related to lower average borrowing and lower interest rates on our Senior Secured Term Loan Facility and our ABL Line of Credit;

•	a $3.1 million decrease related to an adjustment of our interest rate cap agreements to fair value; and

•	a $1.0 million decrease in our commitment fees due to a lower rate on the unused portion of the ABL Line of Credit as a result of the September 2011 amendment.

Our average interest rates and average balances related to our Senior Secured Term Loan Facility and our ABL Line of Credit for Fiscal 2012 and Fiscal 2011 are summarized in the table below:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Average Interest Rate—ABL Line of Credit	2.1%	3.3%
Average Interest Rate—Senior Secured Term Loan Facility	5.7%	6.2%
Average Balance—ABL Line of Credit	34.5 million	79.2 million
Average Balance—Senior Secured Term Loan Facility	945.3 million	974.4 million

Income Tax Expense (Benefit)

The income tax expense was $3.9 million for Fiscal 2012 compared with an income tax benefit of $4.1 million for Fiscal 2011. The effective tax rate was 13.3% related to the pre-tax income of $29.2 million for Fiscal 2012, and the effective tax rate was 39.8% related to pre-tax loss of $10.4 million for Fiscal 2011. The decrease in the effective tax rate for Fiscal 2012 was primarily due to an increased benefit from the recognition of tax credits and the reversal of uncertain tax positions. Refer to Note 16 to our February 1, 2014 Consolidated Financial Statements, “Income Taxes,” for further discussion.

Net Income (Loss)

Net income amounted to $25.3 million for Fiscal 2012 compared with a net loss of $6.3 million during Fiscal 2011. The increase in our operating results of $31.6 million was primarily driven by the impact of a $37.8 million loss on extinguishment of debt that occurred during Fiscal 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt of $2.2 million during Fiscal 2012 as well as a decrease in interest expense, partially offset by the $9.8 million increase in impairment expense.

Liquidity and Capital Resources

As of February 1, 2014, we continue to be in compliance with all of our covenants under our Senior Secured Term Loan Facility. At February 1, 2014, our consolidated leverage ratio was 3.5 and our interest coverage ratio was 4.2.

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

Cash Flows

Cash Flows for Fiscal 2013 Compared with Fiscal 2012

We generated $89.6 million of net cash flow for Fiscal 2013 and $7.7 million for Fiscal 2012. Net cash provided by operating activities amounted to $289.4 million and $452.5 million for Fiscal 2013 and Fiscal 2012, respectively. The decrease in net cash provided by operating activities was primarily the result of our working capital management strategy employed at the end of Fiscal 2011 which accelerated accounts payable payments of $152.9 million that did not repeat during Fiscal 2012. Also contributing to the decrease in net cash provided by operating activities was the $9.2 million decrease in net income during Fiscal 2013 compared to Fiscal 2012.

Net cash used in investing activities was $164.8 million and $165.8 million during Fiscal 2013 and Fiscal 2012, respectively, and consists primarily of capital expenditures (refer to the sections below entitled “Capital Expenditures” for further explanation).

Net cash used in financing activities decreased $244.1 million during Fiscal 2013 compared with Fiscal 2012. This decrease was primarily related to the following:

•	net proceeds of $236.9 million related to our initial public offering;

•	a $190.0 million decrease in net repayments on our ABL from Fiscal 2012 to Fiscal 2013 ($190.0 million net repayments in Fiscal 2012 compared to borrowings being equal to repayments in Fiscal 2013);

•	net proceeds of $121.2 million from our Holdco Notes representing $343.0 million of proceeds offset by principal repayments of $221.8 million;

•	a $52.3 million decrease in net repayments on our Term Loan from Fiscal 2012 to Fiscal 2013 ($88.8 million net repayments in Fiscal 2012 compared to $36.5 million net repayments in Fiscal 2013); partially offset by

•	a $334.3 million increase in dividends paid in Fiscal 2013 compared to Fiscal 2012 ($336.0 million dividends paid in Fiscal 2013 compared to $1.7 million in Fiscal 2012); and

•	a $21.6 million increase in debt issuance costs during Fiscal 2013 compared to Fiscal 2012 ($22.1 million in Fiscal 2013 compared to $0.5 million in Fiscal 2012).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital as of February 1, 2014 was $80.6 million compared with $104.8 million as February 2, 2013. The decrease was primarily attributable to $58.0 million of Holdco Notes classified as current maturities of long-term debt as a result of the March 5, 2014 redemption notice (see Note 21 to our February 1, 2014 Consolidated Financial Statements, “Subsequent Events,”) and the increase in accounts payable as a result of our working capital management strategy at the end of Fiscal 2012, partially offset by an increase in inventory.

Cash Flows for Fiscal 2012 Compared with Fiscal 2011

We generated $7.7 million of net cash flow for Fiscal 2012 and $5.5 million for Fiscal 2011. Net cash provided by operating activities amounted to $452.5 million and $250.0 million for Fiscal 2012 and Fiscal 2011, respectively. The increase in net cash provided by operating activities was primarily the result of our working capital management strategy employed at the end of Fiscal 2011 which accelerated accounts payable payments of $152.9 million that did not repeat during Fiscal 2012. Also contributing to the increase in net cash provided by operating activities was the $31.6 million increase in net income during Fiscal 2012.

Net cash used in investing activities increased $7.0 million to $165.8 million during Fiscal 2012 from $158.8 million during Fiscal 2011. This increase was primarily related to additional capital expenditures primarily related to new stores opened during Fiscal 2012.

Net cash used in financing activities increased $193.3 million during Fiscal 2012 compared with Fiscal 2011. This increase was primarily related to repayments on our ABL Line of Credit, net of borrowings of $190.0 million compared with $21.4 million of borrowings net of repayments in Fiscal 2011. This increase was partially offset by $17.3 million of lower Fiscal 2012 cash outflows on our Senior Secured Term Loan Facility compared with Fiscal 2011, (taking into account optional pre-payments) resulting from the May 2012 and February 2011 debt refinancings.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital as of February 2, 2013 was $104.8 million compared with $337.9 million as January 28, 2012. The decrease in working capital from January 28, 2012 was primarily the result of increased accounts payable as of February 2, 2013 compared with January 28, 2012 as a result of our working capital management strategy at the end of Fiscal 2011.

Capital Expenditures

For Fiscal 2013, cash spend for capital expenditures, net of $41.6 million of landlord allowances, amounted to $126.7 million. In addition, we had $8.3 million of capital expenditures incurred but not yet paid for bringing our total capital expenditures on an accrual basis to $135.0 million. These capital expenditures include $58.6 million net of the previously mentioned landlord allowances for store expenditures, $24.7 million for upgrades of distribution facilities, $21.0 million for IT software and other capital expenditures $17.3 million related to the construction of our new corporate headquarters and $13.4 for other business cases. We incurred capital expenditures of $133.9 million, net of $33.4 million of landlord allowances, during Fiscal 2012.

We estimate that we will spend approximately $190 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2014, including approximately $76 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $47 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of approximately $40 million related to the construction of our new corporate headquarters.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. During Fiscal 2011, in connection with the offering of the Senior Notes and the refinancing of the Senior Secured Term Loan Facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to Class A and Class L stockholders on a pro rata basis. Of the $300.0 million in dividends that were declared, $1.7 million was paid during Fiscal 2012. In February 2013, net proceeds from the offering of the Holdco Notes were used to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis.

Operational Growth

During Fiscal 2013, we opened 23 new BCF stores, and closed two BCF stores. As of February 1, 2014, we operated 521 stores, inclusive of an internet store, primarily under the name “Burlington Coat Factory Warehouse.” During Fiscal 2014, we plan to open approximately 25 new stores.

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

Debt

As of February 1, 2014, our obligations include $828.8 million under our Senior Secured Term Loan Credit Agreement due 2017, $450.0 million of 10% Senior Notes due 2019 and $126.1 million of 9.00%/9.75% Senior Notes due 2018. As of February 1, 2014, we were in compliance with all of our debt covenants. Significant changes in our debt during Fiscal 2013 consist of the following:

$1 Billion Senior Secured Term Loan Facility

On February 15, 2013 we entered into Amendment No. 2 to the Senior Secured Term Loan Facility. Amendment No. 2 created a restricted payments basket of $25.0 million and permitted BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the existing Senior Notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, we incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” in our February 1, 2014 Consolidated Balance Sheet. Additionally, we incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

On May 17, 2013, we entered into Amendment No. 3 to the Senior Secured Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to our Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if our consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. Amendment No. 3 was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Senior Secured Term Loan Facility provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of the amendment, mandatory quarterly payments of $2.2 million were payable as of the last day of each quarter. Payments commenced on August 3, 2013. In January 2014, we elected to make a prepayment of $30.0 million, which offset the mandatory quarterly payments through the maturity date.

The interest rates for the Senior Secured Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Senior Secured Term Loan Facility) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Senior Secured Term Loan Facility was 4.3% as of February 1, 2014 and 5.5% as of February 2, 2013.

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

The Senior Secured Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that BCFWC, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Covenant EBITDA, as the relevant metric is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended and such ratios may not exceed 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio as of February 1, 2014 was 3.5

The consolidated interest coverage ratio compares our consolidated interest expense to Covenant EBITDA, as each term is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended, and such ratios must exceed 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio as of February 1, 2014 was 4.2.

Covenant EBITDA is a non-GAAP financial measure of our liquidity. Covenant EBITDA, as defined in the credit agreement governing our Senior Secured Term Loan Facility, starts with BCFWC net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. As of February 1, 2014 and February 2, 2013, we were in compliance with all of our covenants under our Senior Secured Term Loan Facility.

$450 Million Senior Notes

On February 24, 2011, BCFWC, exclusive of subsidiaries (referred to herein as BCFW) issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

The Senior Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by Burlington Coat Factory Investment Holdings, Inc. and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the Term Loan Facility. Interest is payable on the Senior Notes on each February 15 and August 15.

9.00%/9.75% Holdco Notes

On February 20, 2013, the Company, through its wholly owned subsidiary, issued $350.0 million Holdco Notes pursuant to an indenture, dated February 20, 2013. The Holdco Notes are senior unsecured obligations of the Issuers and are not guaranteed by any of the subsidiaries of the Company.

The Holdco Notes mature on February 15, 2018. Interest on the Holdco Notes is payable entirely in cash, unless certain conditions are satisfied, in which case interest may be paid by increasing the principal amount of the Holdco Notes or by issuing new notes. Cash interest on the Holdco Notes accrues at the rate of 9.00 % per annum and PIK interest will accrue at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The indenture governing the Holdco Notes contains covenants that, among other things, restrict the ability of Holdings LLC and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if Holdings LLC and Burlington Holdings Finance, Inc. sell assets or experiences certain changes of control, it must offer to purchase the Holdco Notes.

On November 7, 2013, we redeemed $221.8 million aggregate principal amount of the Holdco Notes. In connection with this transaction, we recorded a loss on the extinguishment of debt of $14.7 million, representing $4.4 million in redemption premiums and $3.8 million and $6.5 million for the write-off of the unamortized original issue discount and deferred financing costs, respectively, which was recorded in the line item “Loss on the Extinguishment of Debt” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

On March 5, 2014, we irrevocably called for redemption, on April 4, 2014, $58.0 million aggregate principal amount of the Holdco Notes outstanding. As a result of the redemption notice, $58.0 million of the Holdco Notes have been classified within the current maturities of long-term debt within the Company’s February 1, 2014 Consolidated Balance Sheet. In addition, the Company will recognize a loss on the extinguishment of long-term debt of $3.7 million in the first quarter of Fiscal 2014 representing $1.6 million, $1.2 million and $0.9 million in deferred financing costs, redemption premiums and unamortized original issue discount, respectively.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 1, 2014:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt Obligations(1)	$1,412,730	$58,000	$—	$904,730	$450,000
Interest on Debt Obligations(1)(2)	391,351	91,255	175,554	102,042	22,500
Capital Lease Obligations(3)	37,507	2,704	6,027	6,527	22,249
Operating Lease Obligations(4)	1,798,422	249,620	491,925	408,626	648,251
Purchase Obligations(5)	597,327	580,610	16,717	—	—
Other(6)	828	828	—	—	—

Total	$4,238,165	$983,017	$690,223	$1,421,925	$1,143,000

(1)	Reflects the redemption of $58.0 million aggregate principal amount of the Holdco Notes to be redeemed on April 4, 2014.
(2)	The interest rate related to the Senior Secured Term Loan Facility was 4.3% as of February 1, 2014. The interest rate related to the ABL Line of Credit was 4.0% as of February 1, 2014.
(3)	Capital Lease Obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)	Represents commitments to purchase goods or services that have not been received as of February 1, 2014.
(6)	Represents severance agreements with former employees. Amount includes $0.6 million of payments to non-executives in the normal course of business that are included in the line item “Selling and Administrative Expenses in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $15.3 million exclusive of $11.7 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $43.9 million as of February 1, 2014.

The table above excludes the payment of the cash portion of our stock option modification in the amount of $1.2 million as of February 1, 2014 as we are not certain if payments would be required based on the vesting requirements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our

Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our February 1, 2014 Consolidated Financial Statements, “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive Income (Loss). We account for layaway sales and leased department revenue in accordance with ASC Topic No. 605 “Revenue Recognition.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1.6 million for Fiscal 2013.

Typically, estimates are used to record inventory shrinkage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted during the fourth quarter to calculate actual shrinkage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory counts, requiring fourth quarter adjustments. During the fourth quarter of Fiscal 2013, Fiscal 2012 and Fiscal 2011 we recorded shrinkage adjustments of $3.8 million, $7.5 million and $5.7 million respectively, as a result of actual shrink being less than what we had estimated.

Property and Equipment. We test for recoverability of our property and equipment in accordance with ASC Topic No. 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of property and equipment. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we recorded $2.7 million, $5.2 million and $1.2 million, respectively, in impairment charges related to property and equipment.

Intangible Assets. On April 13, 2006, affiliates of Bain Capital acquired BCFWC in a take private transaction. The purchase price, including transaction costs, was approximately $2.1 billion. All assets and liabilities were recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include tradenames, and net favorable lease positions. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience. Goodwill represents the excess of cost over the fair value of net assets acquired.

On at least an annual basis, or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value is less than their respective carrying amounts, we evaluate the carrying value of our tradenames for impairment, which we consider to be indefinite-lived intangible assets to their estimated fair value. The determination of fair value is made using the “relief from royalty” valuation method. Inputs to the valuation model include:

•	future revenue and profitability projections associated with the tradenames;

•	estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to our benefit as a result of ownership of the tradenames; and

•	rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of our cash flows.

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we did not record any impairment charges related to our indefinite-lived intangible assets. At the Fiscal 2013 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (i) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (ii) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (iii) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.

Based on our sensitivity analysis, we do not believe that the indefinite lived intangible balance is at risk of impairment at the end of the fiscal year because the fair values are substantially in excess of the carrying values. However, indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, deterioration in the retail industry, deterioration in our performance or our future projections, or changes in our plans for one or more indefinite-lived intangible asset.

Our favorable leases, which were recorded as a result of purchase accounting related to the Merger Transaction, are considered finite-lived intangible assets and are amortized over their respective lease terms. They are reviewed for impairment whenever circumstances change, in conjunction with the impairment testing of our long-lived assets as described above. If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results. During Fiscal 2013, we did not record any impairment charges related to our favorable leases. Impairment charges of $6.3 million and $0.1 million were recorded related to our favorable leases during Fiscal 2012 and Fiscal 2011, respectively, and are included in the line item “Impairment Charges—Long-Lived Assets” in our February 1, 2014 Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired. ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) requires periodic tests of the impairment of goodwill. Topic No. 350 requires a qualitative and quantitative comparison, on at least an annual basis, or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value is less than its respective carrying amounts, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. Our impairment analysis includes a number of assumptions around our future performance, which may differ from actual results. When this comparison indicates that impairment exists, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is typically performed during the beginning of May of the fiscal year. There were no impairment charges recorded on the carrying value of our goodwill during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

In Fiscal 2013, goodwill had a fair value that exceeded its carrying value by at least 65%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 100 basis point increase in the weighted average cost of capital would not have resulted in any of our goodwill’s implied fair value being less than its carrying value. Additionally, a 100 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our goodwill’s implied fair value being less than their carrying value.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $57.2 million and $52.4 million at February 1, 2014 and February 2, 2013, respectively.

Income Taxes. We account for income taxes in accordance with Topic No. 740. Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions. Topic No. 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Topic No. 740 requires that we recognize in our Consolidated Financial Statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

U.S. federal and state tax authorities regularly audit our tax returns. We establish tax reserves when it is considered more likely than not that we will not succeed in defending our positions. We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax reserves our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax reserves reflect the most likely outcome of known tax contingencies.

We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our Consolidated Financial Statements and tax presumed rates. We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax liabilities thereon will not support the use of a deduction or credit. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryover.

Recent Accounting Pronouncements

Refer to Note 2 to our February 1, 2014 Consolidated Financial Statements, “Recent Accounting Pronouncements,” for a discussion of recent accounting pronouncements and their impact in our Consolidated Financial Statements.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in the Annual Report.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather, however, continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2013, Fiscal 2012 or Fiscal 2011. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

The U.S. retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers which we expect to help offset the expected rising costs of goods.

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate cap agreements.

As more fully described in Note 8 to our February 2, 2013 Consolidated Financial Statements, “Derivatives and Hedging Activities,” we enter into interest rate cap agreements to manage interest rate risks associated with our long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We continue to have exposure to interest rate risks to the extent they are not hedged.

Off-Balance Sheet Transactions

Other than operating leases consummated in the normal course of business and letters of credit, as more fully described above under the caption “Certain Information Concerning Contractual Obligations,” we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 9 to our February 1, 2014 Consolidated Financial Statements, “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At February 1, 2014, we had $601.4 million principal amount of fixed-rate debt and $834.5 million of floating-rate debt (both inclusive of original issue discount). Based on $834.5 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.3 million per year, resulting in $8.3 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	Principal Outstanding at February 1, 2014	Additional Interest Expense Q1 2014	Additional Interest Expense Q2 2014	Additional Interest Expense Q3 2014	Additional Interest Expense Q4 2014
	(in thousands)
ABL Line of Credit	$—	$—	$—	$—	$—
Term Loan (a)	834,507	2,086	2,086	2,086	2,086

	$834,507	$2,086	$2,086	$2,086	$2,086

(a)	Principal balance represents carrying value of our Term Loan exclusive original issue discount.

We have two interest rate cap agreements which limit our interest rate exposure to 7% on our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of February 1, 2014, for a full fiscal year, then our maximum interest rate exposure would be $22.9 million assuming constant borrowing levels of $834.5 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million. As of February 1, 2014, the borrowing rate related to our Term Loan Facility was 4.3%.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	52
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	53
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	54
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	55
Notes to Consolidated Financial Statements for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Burlington Stores, Inc.

Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 31, 2014

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$132,984	$43,336
Restricted Cash and Cash Equivalents	32,100	34,800
Accounts Receivable (Net of Allowances for Doubtful Accounts of $109 at February 1, 2014, and $81 at February 2, 2013)	35,678	41,734
Merchandise Inventories	720,052	680,190
Deferred Tax Assets	13,475	6,133
Prepaid and Other Current Assets	77,708	66,243
Prepaid Income Taxes	4,523	7,218

Total Current Assets	1,016,520	879,654

Property and Equipment—Net of Accumulated Depreciation and Amortization	902,657	878,305
Tradenames	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	292,553	322,081
Goodwill	47,064	47,064
Other Assets	124,298	112,978

Total Assets	$2,621,092	$2,478,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$542,987	$500,406
Other Current Liabilities	301,803	238,865
Current Maturities of Long Term Debt	59,026	784

Total Current Liabilities	903,816	740,055

Long Term Debt	1,369,159	1,335,532
Other Liabilities	255,877	229,425
Deferred Tax Liabilities	242,708	253,339
Commitments and Contingencies (Notes 9, 12, 13, 16, 18 and 21)
Common Stock, Class L (Notes 10 and 11)	—	1,029,189

Stockholders’ Deficit:
Preferred Stock, $0.0001 Par Value: Authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common Stock, $0.0001 Par Value; Authorized: 500,000,000 shares and 568,416,244 shares at February 1, 2014 and February 2, 2013, respectively; Issued: 74,218,275 shares and 517,979,682 shares at February 1, 2014 and February 2, 2013, respectively; Outstanding: 73,686,524 shares and 513,167,094 shares at February 1, 2014 and February 2, 2013, respectively	7	47
Additional Paid-in Capital	1,346,259	—
Accumulated Deficit	(1,492,409)	(1,109,501)
Treasury Stock, at cost: 531,751 shares and 4,812,588 shares at February 1, 2014 and February 2, 2013, respectively	(4,325)	(4)

Total Stockholders’ Deficit	(150,468)	(1,109,458)

Total Liabilities and Stockholders’ Deficit	$2,621,092	$2,478,082

See Notes to Consolidated Financial Statements

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands, except per share data)

	Year Ended
	February 1, 2014	February 2, 2013 (53 Weeks)	January 28, 2012
REVENUES:
Net Sales	$4,427,503	$4,131,379	$3,854,134
Other Revenue	34,484	34,125	33,397

Total Revenue	4,461,987	4,165,504	3,887,531

COSTS AND EXPENSES:
Cost of Sales	2,695,957	2,530,124	2,363,464
Selling and Administrative Expenses	1,391,788	1,312,682	1,215,774
Costs Related to Debt Amendments, Termination of Advisory Agreement and Other	23,026	4,175	(473)
Stock Option Modification Expense	10,418	—	—
Restructuring and Separation Costs (Note 15)	2,171	2,999	7,438
Depreciation and Amortization	168,195	166,786	153,070
Impairment Charges—Long-Lived Assets (Note 7)	3,180	11,539	1,735
Other Income, Net	(8,939)	(8,115)	(9,942)
Loss on Extinguishment of Debt	16,094	2,222	37,764
Interest Expense (inclusive of (Gain) Loss on Interest Rate Cap Agreements)	127,739	113,927	129,121

Total Costs and Expenses	4,429,629	4,136,339	3,897,951

Income (Loss) Before Income Tax Expense (Benefit)	32,358	29,165	(10,420)
Income Tax Expense (Benefit)	16,208	3,864	(4,148)

Net Income (Loss)	$16,150	$25,301	$(6,272)

Total Comprehensive Income (Loss)	$16,150	$25,301	$(6,272)

Class L Preference Amount	$(111,282)	$(146,923)	$(123,270)

Net Loss Attributable to Common Stockholders	$(95,132)	$(121,622)	$(129,542)

Allocation of Net Income (Loss) to Common Stockholders—Basic:
Class L Stockholders	$111,282	$146,923	$123,270

Common Stockholders	$(95,132)	$(121,622)	$(129,542)

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$31.93	$28.76	$24.58

Common Stockholders	$(0.26)	$(0.24)	$(0.26)

Allocation of Net Income (Loss) to Common Stockholders—Diluted:
Class L Stockholders	$111,282	$146,923	$123,270

Common Stockholders	$(144,392)	$(134,086)	$(140,824)

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$31.93	$28.76	$24.58

Common Stockholders	$(0.39)	$(0.27)	$(0.28)

Weighted Average Number of Shares—Basic
Class L Stockholders	3,485	5,109	5,016

Common Stockholders	369,567	505,802	496,606

Weighted Average Number of Shares—Diluted
Class L Stockholders	3,485	5,109	5,016

Common Stockholders	370,040	505,802	496,606

See Notes to Consolidated Financial Statements

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended
	February 1, 2014	February 2, 2013 (53 Weeks)	January 28, 2012
OPERATING ACTIVITIES
Net Income (Loss)	$16,150	$25,301	$(6,272)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	168,195	166,786	153,070
Amortization and Write-Off of Debt Issuance Costs	9,574	5,805	11,904
Impairment Charges—Long-Lived Assets	3,180	11,539	1,735
Accretion of Senior Notes and Senior Discount Notes	2,998	1,899	59
Interest Rate Cap Contracts-Adjustment to Market	68	45	3,165
Provision for Losses on Accounts Receivable	304	115	1,211
Deferred Income Tax (Benefit)	(17,973)	(6,536)	(701)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,157	2,233	2,261
Non-Cash Loss on Extinguishment of Debt—Write-off of Deferred Financing Fees	11,506	2,222	16,435
Non-Cash Stock Compensation Expense	10,203	2,747	5,797
Non-Cash Rent Expense	(11,059)	(9,873)	(5,363)
Deferred Rent Incentives	41,571	33,400	32,427
Excess Tax (Expense) Benefit from Stock Based Compensation	—	(497)	32
Insurance Recoveries	3,573	4,000	—
Changes in Assets and Liabilities:
Accounts Receivable	1,573	(11,814)	(1,650)
Merchandise Inventories	(39,862)	2,070	(38,033)
Prepaid and Other Current Assets	(8,961)	(11,891)	(8,845)
Accounts Payable	42,581	224,121	85,824
Other Current Liabilities	51,096	14,795	6,959
Other Long Term Assets and Long Term Liabilities	3,477	(3,958)	(10,032)

Net Cash Provided by Operating Activities	289,351	452,509	249,983

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(168,267)	(166,721)	(153,373)
Change in Restricted Cash and Cash Equivalents	2,700	—	(4,536)
Proceeds From Sale of Property and Equipment and Assets Held for Sale	773	1,435	757
Lease Acquisition Costs	—	(530)	(557)
Other	—	—	(1,064)

Net Cash Used in Investing Activities	(164,794)	(165,816)	(158,773)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	806,800	459,800	1,073,700
Principal Payments on Long Term Debt—ABL Line of Credit	(806,800)	(649,800)	(1,052,300)
Proceeds from Long Term Debt—Term Loan	—	116,913	991,623
Principal Payments on Long Term Debt—Term Loan	(36,533)	(205,749)	(42,500)
Principal Payments on Long Term Debt—Senior Notes	—	—	(99,309)
Proceeds from Long Term Debt—Holdco Notes	343,000	—	—
Principal Payments on Long Term Debt—Holdco Notes	(221,777)	—	—
Proceeds from Long Term Debt—Notes Payable	—	—	450,000
Principal Payments on Long Term Debt—Senior Discount Notes	—	—	(302,056)
Repayment of Capital Lease Obligations	(920)	(768)	(829)
Principal Repayment of Previous Term Loan	—	—	(777,550)
Payment of Dividends	(336,000)	(1,711)	(297,917)
Purchase of Treasury Shares	—	(7)	(6)
Proceeds from Stock Option Exercises and Related Tax Benefits	2,527	2,760	2,024
Debt Issuance Costs	(22,126)	(459)	(30,640)
Proceeds from Initial Public Offering	260,667	—	—
Offering Costs	(23,747)	—	—

Net Cash Used in Financing Activities	(34,909)	(279,021)	(85,760)

Increase in Cash and Cash Equivalents	89,648	7,672	5,450
Cash and Cash Equivalents at Beginning of Period	43,336	35,664	30,214

Cash and Cash Equivalents at End of Period	$132,984	$43,336	$35,664

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$111,533	$108,180	$102,304

Income Tax Payments, Net of Refunds	$2,769	$4,191	$5,697

Accretion of Class L Preferred Return	$104,859	$141,571	$121,048

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$21,604	$14,102	$12,969

Acquisition of Capital Lease	$887	$—	$—

See Notes to Consolidated Financial Statements

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 29, 2011	504,827,235	$46	$—	$(603,284)	(4,785,759)	$(4)	$(603,242)
Net Loss	—	—	—	(6,272)	—	—	(6,272)
Accretion of Class L Preferred Return	—	—	(4,672)	(116,376)	—	—	(121,048)
Stock Options Exercised and Related Tax Benefit	5,994,351	—	62	—	—	—	62
Forfeited Restricted Shares	(656,964)	—	—	—	—	—	—
Stock Option Compensation	—	—	4,610	—	—	—	4,610
Repurchase of Restricted Stock	—	—	—	—	(15,840)	—	—
Dividend	—	—	—	(270,000)	—	—	(270,000)

Balance at January 28, 2012	510,164,622	46	$—	(995,932)	(4,801,599)	(4)	(995,890)
Net Income	—	—	—	25,301	—	—	25,301
Accretion of Class L Preferred Return	—	—	(2,364)	(139,207)	—	—	(141,571)
Stock Options Exercised and Related Tax Benefit	7,320,060	1	104	—	—	—	105
Issuance of Restricted Shares	495,000	—	—	—	—	—	—
Stock Option Compensation	—	—	2,260	—	—	—	2,260
Repurchase of Restricted Stock	—	—	—	—	(10,989)	—	—
Other	—	—	—	337	—	—	337

Balance at February 2, 2013	517,979,682	47	—	(1,109,501)	(4,812,588)	(4)	(1,109,458)
Net Income	—	—	—	16,150	—	—	16,150
Accretion of Class L Preferred Return	—	—	(8,201)	(96,658)	—	—	(104,859)
Stock Options Exercised and Related Tax Benefit	11,668,810	1	—	—	—	—	1
Stock Option Compensation	—	—	10,203	—	—	—	10,203
Dividend	—	—	—	(302,400)	—	—	(302,400)
Issuance of Restricted Shares	26,396	—	—	—	—	—	—
Cancellation of Class A Shares	(529,620,894)	(48)	—	—	4,812,588	4	(44)
Conversion of Class L Stock to Common Stock	58,830,948	6	1,107,338	—	(531,751)	(4,325)	1,103,019
Initial Public Offering	15,333,333	1	236,919	—	—	—	236,920

Balance at February 1, 2014	74,218,275	$7	$1,346,259	$(1,492,409)	(531,751)	$(4,325)	$(150,468)

See Notes to Consolidated Financial Statements

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 1, 2014, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 521 retail stores, inclusive of an internet store, in 44 states and Puerto Rico, selling apparel, footwear and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of February 1, 2014, the Company operated stores under the names “Burlington Coat Factory” (503 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store). Cohoes Fashions offers products similar to that of Burlington Coat Factory. MJM Designer Shoes and Burlington Shoes offer moderately priced designer and fashion shoes. The Super Baby Depot stores offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During Fiscal 2013, the Company opened 23 new stores under the name “Burlington Coat Factory” and closed two Burlington Coat Factory stores.

Basis of Consolidation and Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The Company’s fiscal years ended February 1, 2014 (Fiscal 2013), February 2, 2013 (Fiscal 2012) and January 28, 2012 (Fiscal 2011) consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in conformity with GAAP. Certain amounts included in the Consolidated Financial Statements are estimated based on historical experience, currently available information and management’s judgment as to the expected outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates, and such differences could have a material impact on the Company’s Consolidated Financial Statements.

Initial Public Offering

On October 7, 2013, the Company completed its initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public at $17.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses (including a transaction fee under its Advisory Agreement with an affiliate of Bain Capital equal to 1% of the gross proceeds of the offering of $2.6 million), were $236.9 million.

Prior to the Offering, each outstanding share of the Company’s Class A common stock was automatically cancelled and then each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock. The Company then effected an 11-for-1 split of the Company’s Class A common stock and then reclassified the Company’s Class A common stock into Common Stock. Collectively, these transactions are referred to as the Reclassification. Unless otherwise indicated, all share data presented within the Consolidated Financial Statements gives effect to the stock split.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts Payable” on the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable consist of credit card receivables, lease incentive receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

Inventories

Merchandise inventories are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Distribution and purchasing costs included in the line item “Selling and Administrative Expenses” amounted to $137.1 million, $114.3 million and $84.6 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $14.1 million, $12.8 million and $8.9 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360).

The Company accounts for impaired property and equipment in accordance with Topic No. 360. This topic requires that long-lived assets (i) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s risk adjusted rate of interest. The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. The Company believes its estimates are appropriate in light of current market conditions. However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections. The Company recorded impairment charges related to property and equipment of $2.7 million, $5.2 million and $1.2 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. These charges are recorded in the line item “Impairment Charges—Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 7, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $21.1 million and $19.8 million relating to these costs during Fiscal 2013 and Fiscal 2012, respectively.

Purchased and internally developed software is amortized on a straight-line basis over the product’s estimated economic life, which is generally three to five years. The net carrying value of software is included in the line item “Property and Equipment—Net of Accumulated Depreciation and Amortization” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation and Amortization” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset “Burlington Coat Factory” is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company evaluates its intangible assets for possible impairment as follows:

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique in March 2013. In May 2013, the Company’s annual assessment date, the Company performed a qualitative analysis and determined that it is more likely than not that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment losses recorded during Fiscal 2013, Fiscal 2012 or Fiscal 2011 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 7, “Impairment Charges.” An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest. The Company did not record an impairment related to identifiable finite-lived intangible assets during Fiscal 2013. During Fiscal 2012 and Fiscal 2011, the Company recorded $6.3 million and $0.1 million, respectively, of impairment charges related to identifiable finite-lived intangible asset charges, which are recorded in the line item “Impairment Charges—Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques in March 2013. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. In May 2013, the Company’s annual assessment date, the Company performed a qualitative analysis and determined that it is more likely than not that the fair values of each of the Company’s reporting unit is greater than their respective carrying values. There were no impairment losses recorded during Fiscal 2013, Fiscal 2012 or Fiscal 2011. Refer to Note 6, “Goodwill,” for further discussion of the recoverability of the Company’s goodwill.

Other Assets

Other assets consist primarily of deferred financing fees, landlord owned store assets that the Company has paid for as part of its lease, purchased lease rights and notes receivable. Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization. Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Landlord owned assets represent leasehold improvements at certain stores that the Company has paid for, but where the landlord has retained title to such assets. These assets are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2013 and 2011, the Company recorded impairment charges of $0.5 million and $0.4 million, respectively, related to landlord owned assets and purchased lease rights. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). There were no impairment charges in Fiscal 2012 related to landlord owned assets and purchased lease rights. Refer to Note 7, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $29.2 million and $30.0 million as of February 1, 2014 and February 2, 2013, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self insurance reserves as of February 1, 2014 and February 2, 2013 were:

	(in thousands)
	Years Ended
	February 1, 2014	February 2, 2013
Short-Term Self Insurance Reserve(a)	$23,553	$21,165
Long-Term Self Insurance Reserve(b)	33,600	31,232

Total	$57,153	$52,397

(a)	Represents the portions of the self insurance reserve expected to be paid in the next twelve months which is recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.
(b)	The remaining self insurance reserve balance is recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). At February 1, 2014 and February 2, 2013, deferred lease incentives were $157.5 million and $138.1 million, respectively.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 605 “Revenue Recognition” (Topic No. 605). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Other Revenue

Other revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service Fees) as shown in the table below:

	(in thousands)
	Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Service Fees	$13,711	$13,284	$13,096
Rental Income from Leased Departments	10,924	10,639	9,566
Subleased Rental Income and Other	9,849	10,202	10,735

Total	$34,484	$34,125	$33,397

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and jewelry. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.

Advertising Costs

The Company’s advertising costs consist primarily of television and newspaper costs and are included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2013, Fiscal 2012 and Fiscal 2011, net advertising cost was $83.3 million, $83.5 million and $77.6 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors’ products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets. During Fiscal 2011 the Company exchanged $13.9 million of inventory for certain advertising credits. To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $13.9 million in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The $10.6 million of unused advertising credits remaining as of February 1, 2014 are expected to be used over the six consecutive fiscal years following Fiscal 2013.

The following table summarizes the prepaid advertising expense which is included in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013:

	(in thousands)
	February 1, 2014	February 2, 2013
Prepaid and Other Current Assets	$2,842	$2,553
Other Assets	7,718	10,551

Total Prepaid Advertising Expense	$10,560	$13,104

The following table details barter credit usage for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	(in thousands)
	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Barter Credit Usage	$2,544	$3,776	$4,712

Income Taxes

The Company accounts for income taxes in accordance with Topic No. 740. Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations. The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

Topic No. 740 requires the recognition in the Company’s Consolidated Financial Statements of the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the Company’s Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company records interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net gains and losses from disposition of fixed assets, and other miscellaneous income items. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized $4.0 million, $2.5 million and $4.1 million, respectively, of breakage income.

Comprehensive Income (Loss)

The Company presents Comprehensive Income (Loss) on its Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic No. 220 “Comprehensive Income.” During Fiscal 2013, Fiscal 2012 and Fiscal 2011 there were no differences between comprehensive income (loss) and net income (loss).

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations. The Company accounts for these types of leases in accordance with ASC Topic No. 840, “Leases” (Topic No. 840), and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in the line item “Property and Equipment—Net of Accumulated Depreciation and Amortization” in the Company’s Consolidated Balance Sheets. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company commences recording rent expense during the store fixturing and merchandising phase of the leased property.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. As of February 1, 2014, there were 16,125,258 shares reserved under the Company’s Management Incentive Plans as defined in Note 12, “Stock Option and Award Plans and Stock-Based Compensation.” As of February 1, 2014, there were 4,619,323 shares of common stock reserved for options outstanding under the Company’s Management Incentive Plans and 73,686,524 shares of common stock issued and outstanding (including 81,396 shares of unvested restricted stock). During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized non-cash stock compensation expense in the amount of $10.2 million, $2.7 million and $5.8 million, respectively. Refer to Note 12 for further details.

Net Income (Loss) Per Share

Net income (loss) per share is calculated using the treasury stock method. Refer to Note 11, “Net Income (Loss) Per Share,” for further details.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

Refinancing Costs

The Company incurs fees to creditors and/or third parties in connection with amendments to its debt facilities and refinancing transactions. The capitalization or expense of fees paid to a creditor or third party is dependent upon the determination if there is a modification or extinguishment of debt in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470). Fees paid to the creditor when there is an extinguishment of debt are included in the determination of any debt extinguishment gain or loss. Fees paid to the creditor when there is no debt extinguishment are capitalized and amortized using the effective interest method over the life of the debt. Fees paid to a third party are expensed if there is no debt extinguishment and capitalized if there is a debt extinguishment.

Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic No. 280). The Company has one reportable segment.

Reclassification

During the fourth quarter of Fiscal 2013, the Company corrected the classification of its insurance recoveries in the Consolidating Statements of Cash Flows for Fiscal 2013 and Fiscal 2012. There was no impact on the Company’s net cash provided by operating activities or net cash used in investing or financing activities for either Fiscal 2013 or Fiscal 2012.

2. Recent Accounting Pronouncements

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-04, “Joint and Several Obligations” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. The Company does not expect ASU 2013-04 to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect ASU 2013-11 to have a material impact on the Company’s financial position or results of operations.

3. Restricted Cash and Cash Equivalents

At February 1, 2014 and February 2, 2013, restricted cash and cash equivalents consisted of $32.1 million and $34.8 million, respectively of collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at anytime, which would reduce available borrowings on the Company’s ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 1, 2014	February 2, 2013
Land	N/A	$162,331	$162,849
Buildings	20 to 40 Years	365,101	361,028
Store Fixtures and Equipment	3 to 10 Years	568,342	503,736
Software	3 to 5 Years	163,547	149,322
Leasehold Improvements	Shorter of lease term or useful life	432,644	405,199
Construction in Progress	N/A	35,996	19,041

		1,727,961	1,601,175
Less: Accumulated Depreciation		(825,304)	(722,870)

Total Property and Equipment, Net of Accumulated Depreciation and Amortization		$902,657	$878,305

As of February 1, 2014 and February 2, 2013, assets, net of accumulated amortization of $12.7 million and $10.9 million, respectively, held under capital leases amounted to approximately $24.4 million and $25.2 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The total amount of depreciation expense during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $128.8 million, $127.5 million and $117.3 million, respectively.

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recorded impairment charges related to Property and Equipment of $2.7 million, $5.2 million and $1.2 million, respectively. Refer to Note 7, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Depreciation and amortization of internally developed software amounted to $18.8 million, $20.3 million and $17.8 million, respectively, during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

5. Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with Topic No. 350 and Topic No. 360, respectively. In accordance with Topic No. 350, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances. The Company performs this assessment in the beginning of each May of the fiscal year. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, there were no circumstances that required the Company to perform additional Topic No. 350 testing.

In accordance with Topic No. 360, the Company tests long-lived assets and certain identifiable intangibles, including favorable leases, to be used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate. Refer to Note 7, “Impairment Charges,” for further discussion regarding the Company’s impairment testing under Topic No. 360.

Intangible assets at February 1, 2014 and February 2, 2013 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	February 1, 2014			February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Favorable Leases	$487,350	$(194,797)	$292,553	$502,155	$(180,074)	$322,081

Tradenames

The Company’s Fiscal 2013 assessment of the fair value of the Company’s tradenames concluded that the fair value exceeded its carrying value, indicating that the asset was not impaired.

The recoverability assessment with respect to the tradenames used in the Company’s operations requires the Company to estimate the fair value of the tradenames as of the assessment date. Such determination is made using the “relief from royalty” valuation method. Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradenames;

•	Estimated market royalty rates that could be derived from the licensing of the Company’s tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradenames; and

•	A rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from February 2, 2013 to February 1, 2014 reflects a reduction of $14.8 million during Fiscal 2013 from the write off of certain favorable leases becoming fully amortized during the period.

Accumulated amortization of favorable leases as of February 1, 2014 reflects Fiscal 2013 amortization expense of $29.5 million, partially offset by a decrease of $14.8 million related to the write off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 15.3 years. Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)
2014	$26,156
2015	24,228
2016	23,148
2017	23,317
2018	21,059

Total	$117,908

6. Goodwill

The Company assesses the recoverability of goodwill using a combination of valuation approaches to determine the Company’s business enterprise value including: (i) discounted cash flow techniques and (ii) a market approach using a guideline public company methodology. Inputs to the valuation model include:

•	Estimated future cash flows;

•	Growth assumptions for future revenues, which include net store openings as well as future gross margin rates, expense rates and other estimates;

•	Rate used to discount the Company’s estimated future cash flow projections to their present value (or estimated fair value); and

•	Market values and financial information of similar publicly traded companies to determine market valuation multiples.

Based upon the Company’s impairment analysis of recorded goodwill during Fiscal 2013, the Company determined that there was no goodwill impairment. The Company believes its estimates were appropriate based upon the current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies decline.

7. Impairment Charges

Impairment charges recorded during Fiscal 2013, Fiscal 2012 and Fiscal 2011 amounted to $3.2 million, $11.5 million and $1.7 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Year Ended
Asset Categories	February 1, 2014	February 2, 2013	January 28, 2012
Favorable Leases	$—	$6,275	$165
Leasehold Improvements	1,575	1,885	652
Building/Building Improvements	81	1,814	—
Furniture and Fixtures	970	950	457
Land	4	558	—
Other Assets	465	—	410
Other Property and Equipment	85	57	51

Total	$3,180	$11,539	$1,735

The Company’s annual impairment analysis resulted in the impairment of store level assets related to seven stores in Fiscal 2013, 12 stores in Fiscal 2012 and seven stores in Fiscal 2011. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company also recorded impairment charges for capital expenditures for previously impaired stores.

As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Of the seven stores that were impaired during Fiscal 2013, three stores were fully impaired and therefore had zero fair value as of February 1, 2014 and would be

(categorized as Level 3 in the fair value hierarchy described in Note 17, “Fair Value of Financial Instruments.” Of the remaining four stores that were partially impaired during Fiscal 2013, the table below sets forth by level within the fair value hierarchy their fair value subsequent to impairment charges as of February 1, 2014:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Leasehold Improvements	$—	$—	$1,803	$1,803	$1,575
Building/Building Improvements	—	1,517	—	1,517	81
Furniture and Fixtures	—	15	1,361	1,376	970
Land	—	713	—	713	4
Other Assets	—	—	1,471	1,471	465
Other Property and Equipment	—	5	178	183	85

Total	$—	$2,250	$4,813	$7,063	$3,180

8. Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows attributable to the changes in LIBOR rates.

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company did not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt. Instead, the interest rate cap agreements are adjusted to market on a quarterly basis. As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contracts – Adjustment to Market” in the Company’s Consolidated Statements of Cash Flows.

As of February 1, 2014, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt. Each interest rate cap agreement has a notional principal amount of $450.0 million, a cap rate of 7.0% and terminates on May 31, 2015.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	February 1, 2014		February 2, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$1	Other Assets	$69

(in thousands)
Liability Derivatives
	February 1, 2014		February 2, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—

	(in thousands)
	(Gain) or Loss on Derivative Instruments
	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		Year Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815		February 1, 2014	February 2, 2013	January 28, 2012
Interest Rate Cap Agreements	Interest Expense	$68	$45	$3,165

9. Long-Term Debt

Long-Term Debt consists of:

	(in thousands)
	February 1, 2014	February 2, 2013
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.3%, matures on February 23, 2017.	$828,839	$863,084
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019.	450,000	450,000
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from February 15, 2014 to February 15, 2018	126,147	—
Capital Lease Obligations	23,199	23,232

Total debt	1,428,185	1,336,316
Less: current maturities	(59,026)	(784)

Long-term debt, net of current maturities	$1,369,159	$1,335,532

$1 Billion Senior Secured Term Loan Facility

On February 24, 2011, the Company entered into a $1.0 billion senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a new credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

On May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to the Term Loan Credit Agreement, which, among other things, reduced the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment. As a result of the First Amendment, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. Based on the Company’s available cash flow during Fiscal 2011, the Company made a payment of $7.0 million in April 2012. The Company elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013, all of which offset the mandatory quarterly payments through the maturity date.

In accordance with Topic No. 470, the Company recognized a non-cash loss on the partial extinguishment of debt of $2.2 million, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 2, 2013. In connection with the First Amendment, the Company incurred fees of $3.9 million, of which $0.3 million was capitalized and included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet, primarily related to legal and placement fees, associated with the portion of the debt that was not extinguished. The remaining fees are recorded in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the Term Loan Credit Agreement. The Second Amendment created a restricted payments basket of $25.0 million and permits Burlington Coat Factory Investments Holdings, Inc. (the parent of BCFWC and indirect subsidiary of Burlington Stores, Inc.) and all of its subsidiaries (Holdings) to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees are included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of the Term B-1 Loans with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

In connection with the Third Amendment, the Company paid an $8.7 million prepayment premium. In accordance with Topic 470, $8.6 million of this prepayment premium was capitalized and included in the line item “Other Assets” in the Company’s Consolidated Balance Sheet. In addition, third party fees of $2.6 million are recorded in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014. In accordance with Topic 470, the Company recognized a loss on the extinguishment of debt of $0.6 million, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million were payable as of the last day of each quarter. In January 2014, the Company elected to make a prepayment of $30.0 million, which offset the mandatory quarterly payments through the maturity date. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.8 million, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as BCFW), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares total debt to Covenant EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares consolidated interest expense to Covenant EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio and interest coverage ratio as of February 1, 2014 were 3.5 and 4.2, respectively.

Covenant EBITDA is a non-GAAP financial measure of the Company’s liquidity. Covenant EBITDA starts with BCFWC’s consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. Covenant EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in each indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At February 1, 2014 and February 2, 2013, the Company’s borrowing rates related to the Term Loan Facility were 4.3% and 5.5%, respectively.

In addition, the Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions. The Term Loan Facility has a six year maturity, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the Senior Secured Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

$450 Million Senior Notes

On February 24, 2011, BCFW issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

The Senior Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by Burlington Coat Factory Investment Holdings, Inc. (BCFIH) and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the Term Loan Facility. Interest is payable on the Senior Notes on each February 15 and August 15.

$350 Million Senior Notes

On February 20, 2013, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) at an issue price of 98.00%. The Holdco Notes are senior unsecured obligations of the Issuers, which are not obligors or guarantors under the Term Loan Facility or the indenture governing the Senior Notes.

The Holdco Notes mature on February 15, 2018. Interest on the Holdco Notes is payable entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the Holdco Notes, interest by increasing the principal amount or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest accrues at the rate of 9.00% per annum and PIK interest will accrue at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The indenture governing the Holdco Notes contains covenants that, among other things, restrict the ability of Holdings LLC and certain of its subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or redeem or repurchase capital stock; (iii) make other restricted payments; (iv) incur liens; (v) redeem debt that is junior in right of payment to the notes; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) enter into mergers or consolidations; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if Holdings LLC and Burlington Holdings Finance, Inc. sell assets or experience certain changes of control, it must offer to purchase the Holdco Notes.

The Company used the net proceeds from the offering of the Holdco Notes to pay a special cash dividend of $336.0 million, in the aggregate, to the Class L and Class A common stockholders of the Company.

On November 7, 2013, the Company redeemed $221.8 million aggregate principal amount of the Holdco Notes. In accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities,” the Company recognized a loss on the extinguishment of long-term debt of $14.7 million, which included $4.4 million in redemption premiums and $3.8 million and $6.5 million for the write-off of the unamortized original issue discount and deferred financing costs, respectively. The $14.7 million loss is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 1, 2014.

On March 5, 2014, the Issuers sent an irrevocable notice to the holders of the Holdco Notes to redeem a portion of the Holdco Notes. Refer to Note 21 to the Company’s Consolidated Financial Statements, “Subsequent Events,” for further details of the redemption of the Holdco Notes.

ABL Line of Credit

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600.0 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600.0 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900.0 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%. Prior to the modification, commitment fees of 0.75% to 1.0% were charged on the unused portion of the facility and were included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. At February 1, 2014 and February 2, 2013, the Company had $456.2 million and $422.7 million available under the ABL Line of Credit, respectively. The maximum borrowings under the ABL Line of Credit during Fiscal 2013 and Fiscal 2012 were $148.6 million and $213.7 million, respectively. Average borrowings under the ABL Line of Credit amounted to $35.4 million at an average interest rate of 2.1% during Fiscal 2013 and $34.5 million at an average interest rate of 2.1% during Fiscal 2012. There were no amounts outstanding under the ABL Line of Credit as of February 1, 2014 or February 2, 2013.

As of February 1, 2014, BCFIH was in compliance with all of its financial covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Senior Notes, contain covenants that, among other things (i) limit BCFIH’s ability, and the ability of their restricted subsidiaries, to pay dividends on, redeem or repurchase common stock; (ii) make investments; (iii) incur additional indebtedness or issue preferred stock; (iv) create liens; (v) permit dividends or other restricted payments by BCFIH’s subsidiaries; (vi) sell all or substantially all of BCFIH’s assets or consolidate or merge with or into other companies; and (vii) engage in transactions with affiliates.

Scheduled maturities of the Company’s long-term debt and capital lease obligations, as they exist as of February 1, 2014, in each of the next four fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal years:
2014	$58,000	$1,026	$59,026
2015	—	1,070	1,070
2016	—	1,262	1,262
2017	834,507	1,624	836,131
2018	70,223	1,646	71,869
Thereafter	450,000	16,571	466,571

Total	1,412,730	23,199	1,435,929
Less: Unamortized Discount	(7,744)	—	(7,744)

Total	1,404,986	23,199	1,428,185
Less: Current Portion	(58,000)	(1,026)	(59,026)

Long Term Debt	$1,346,986	$22,173	$1,369,159

The capital lease obligations noted above are exclusive of interest charges of $1.8 million, $1.8 million, $1.7 million, $1.8 million, $1.5 million and $5.7 million for the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019 and thereafter, respectively.

The Company has $30.1 million and $24.9 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013, respectively. Amortization of deferred financing fees amounted to $9.6 million, $5.8 million and $8.3 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated

Statements of Operations and Comprehensive Income (Loss). During Fiscal 2013 the Company incurred new deferred financing fees of $1.6 million and $8.6 million as a result of the Second Amendment and the Third Amendment, respectively, and $11.9 million as a result of the issuance of the Holdco Notes. During Fiscal 2013, the Company wrote off $0.3 million, $0.5 million, and $6.5 million of deferred financing costs and accumulated amortization related to the Third Amendment, prepayment of Term Loan Facility and redemption of the Holdco Notes, respectively.

Amortization expense related to the deferred financing fees as of February 1, 2014 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal years	(in thousands)
2014	$8,642
2015	8,641
2016	7,714
2017	2,121
2018	1,303
Thereafter	107

Total(1)	$28,528

(1)	The table above is exclusive of the $1.6 million of deferred financing costs to be written off as a result of the April 4, 2014 Holdco note redemption. Refer to Note 21, “Subsequent Events,” for further discussion.

Deferred financing fees have a weighted average amortization period of approximately 3.5 years.

10. Capital Stock

Capital Structure after the Reclassification

Common Stock

In conjunction with the Reclassification on October 2, 2013, all of the outstanding Class L common converted into Class A common stock, was adjusted for the 11-for-1 split, and then was reclassified into 58,299,197 shares of Common Stock.

As of February 1, 2014, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of Common Stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock.

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

The Company does, and intends to continue to, retain all available funds and any future earnings to fund the development and growth of the Company’s business, and therefore the Company does not anticipate paying any cash dividends in the foreseeable future. Additionally, the Company’s ability to pay dividends on the Company’s common stock will be limited by restrictions on the ability of the subsidiaries of the Company and us to pay dividends or make distributions under the terms of current and any future agreements governing the Company’s indebtedness. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors, subject to compliance with covenants in the Company’s current and future agreements governing the Company’s indebtedness, and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors that the Company’s Board of Directors deems relevant.

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

Preferred Stock

The Company does not have any shares of preferred stock outstanding. The Company’s Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of the State of Delaware (the DGCL). The issuance of the Company’s preferred stock could have the effect of decreasing the trading price of the Company’s common stock, restricting dividends on the Company’s capital stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s capital stock, or delaying or preventing a change in control of the Company.

Capital Structure prior to the Reclassification

General

On February 2, 2013, the Company had 5,769,356 shares, 5,232,118 shares and 5,183,506 shares of Class L common stock, par value $0.001 per share authorized, issued and outstanding, respectively.

Immediately prior to the Reclassification on October 2, 2013, there were 66 stockholders of record of both the Company’s Class A common stock and Class L common stock, and the Company had outstanding 524,692,773 shares of Class A common stock and 5,299,927 shares of Class L common stock.

Common Stock

The Company’s charter authorized the Company to issue 588,685,600 shares of common stock consisting of:

(a)	582,771,244 shares of common stock, par value $0.0001 per share; and

(b)	5,914,356 shares of Class L common stock, par value $0.001 per share.

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

Class L common stock was mandatorily convertible to Class A common stock in the event of an Initial Public Offering (IPO) or Realization Event, as determined by the Board of Directors of the Company. Each outstanding share of Class L common stock was convertible into (i) a number of shares of Class A common stock equal to one plus a number of additional shares of Class A common stock determined by dividing the accreted preference (which was equal to the Class L base amount of $81 per share plus an amount sufficient to generate an internal rate of return of 14.5% per annum on the Class L common stock base amount) by the applicable per share price (as defined in the Company’s charter) in the event that the total equity value was greater than the Class L Conversion

Amount (as defined in the Company’s charter) and (ii) one share of Class A common stock in the event that the total equity value was less than or equal to the Class L Conversion Amount. The Class L shares, as a hybrid instrument, were classified as temporary equity within the Company’s Consolidated Balance Sheets pursuant to ASC 480, “Distinguishing Liabilities from Equity.”

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

Treasury Stock

The Company accounts for treasury stock under the cost method.

Dividend

During the first quarter of Fiscal 2011, the Company declared a cash dividend of $300.0 million in the aggregate ($5.40 per unit, which consisted of one share of Class L common stock together with 99 shares of Class A common stock), payable in accordance with the Company’s charter to the then-current holders of the Company’s Common Stock. Of the $300.0 million, $0.4 million was forfeited and reverted back to the Company as a result of certain members of management forfeiting their shares before they became fully vested.

During the first quarter of Fiscal 2013, the Company declared a cash dividend of $336.0 million in the aggregate ($5.89 per unit, which consisted of one share of Class L common stock together with 99 shares of Class A common stock), payable in accordance with the Company’s charter to the then-current holders of the Company’s Common Stock.

11. Net Income (Loss) Per Share

Immediately prior to the Reclassification on October 2, 2013, net income (loss) per share was calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s Class A common stock and the holders of Class L common stock. Holders of Class L shares contained participation rights with respect to certain distributions, as defined.

The numerator in calculating Class L basic and diluted income per share was the Class L preference amount, as defined above, for all outstanding L Shares, accrued at 14.5% per annum during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount.

The numerator in calculating common stock basic loss per share was consolidated net income (loss) less the Class L preference amount. In determining the net loss attributable to common stockholders for computing diluted loss per share, the Company decreased the income and/or increased the loss to reflect the annual preference amount for dilutive Class L common stock equivalents. This amount did not impact Class L diluted income per share because diluted earnings per share would be increased when taking the dilutive common stock equivalents into account, and thus be antidilutive.

Immediately after the Reclassification on October 2, 2013, dilutive net income (loss) per share is calculated using the treasury stock method.

The computation of basic and diluted earnings per common share is as follows:

	(in thousands, except per share data)
	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net Income (Loss)	$16,150	$25,301	$(6,272)
Class L Preference Amount	(111,282)	(146,923)	(123,270)

Net Loss Attributable to Common Stockholders	$(95,132)	$(121,622)	$(129,542)

Allocation of Net Income (Loss) to Common Stockholders—Basic:
Class L Stockholders	$111,282	$146,923	$123,270

Common Stockholders	(95,132)	(121,622)	(129,542)

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$31.93	$28.76	$24.58

Common Stockholders	$(0.26)	$(0.24)	$(0.26)

Allocation of Net Income (Loss) to Common Stockholders —Diluted:
Net Loss Attributable to Common Stockholders	$(95,132)	$(121,622)	$(129,542)
Class L Preference Amount of Common Stock Equivalents	(49,260)	(12,464)	(11,282)

Allocation of Net Loss to Common Stockholders	$(144,392)	$(134,086)	$(140,824)

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$31.93	$28.76	$24.58

Common Stockholders	$(0.39)	$(0.27)	$(0.28)

Weighted Average Number of Shares—Basic:
Class L Stockholders	3,485	5,109	5,016

Common Stockholders	369,567	505,802	496,606

Weighted Average Number of Shares—Diluted:
Class L Stockholders	3,485	5,109	5,016

Common Stockholders	370,040	505,802	496,606

The Company determined the Class L Preference Amount of Common Stock Equivalents based upon the Class L diluted common stock equivalents multiplied by (i) $81 per share base amount plus (ii) the annual impact of the amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

As of February 1, 2014, there were unvested options outstanding to purchase common stock of 3,527,800 shares, all of which may be dilutive in the future.

As of February 2, 2013 and January 28, 2012, there were unvested options outstanding to purchase Class L Common Stock of 255,457 shares and 290,464 shares, respectively, and there were unvested options outstanding to purchase Class A Common Stock of 25,290,243 shares and 28,755,936 shares, respectively.

As of February 1, 2014, there were non-vested restricted stock units of common stock of 81,396 shares. All of which may be dilutive in the future.

As of February 2, 2013 and January 28, 2012, there were non-vested restricted stock units of Class L Common Stock of 5,000 shares and 28,122 shares, respectively, and there were non-vested restricted stock units of Class A Common Stock of 495,000 shares and 2,784,078 shares, respectively.

Changes in Class L Common Stock

The changes in Class L Common Stock were as follows (in thousands, except share data):

	February 1, 2014		February 2, 2013		January 28, 2012
	Shares	Amount	Shares	Amount	Shares	Amount
Class L Common Stock, beginning of year	5,183,506	$1,029,189	5,104,677	$884,945	5,050,924	$790,755
Issuance of Class L Common Stock	117,588	2,531	73,940	2,155	60,549	1,961
Issuance/Forfeiture of Restricted Shares and Compensation	—	61	5,000	488	(6,636)	1,187
Repurchase of Class L Common Stock	—	—	(111)	(7)	(160)	(6)
Dividend	—	(33,600)	—	37	—	(30,000)
Accretion of Class L Preferred Return	—	104,859	—	141,571	—	121,048
Other	(1,167)	(21)	—	—	—	—
Conversion of Class L Stock to Common Stock	(5,299,927)	(1,103,019)	—	—	—	—

Class L Common Stock, end of year	—	$—	5,183,506	$1,029,189	5,104,677	$884,945

Accretion of Class L Preferred Return was determined based upon the outstanding shares owned by the Company’s majority stockholder multiplied by (i) $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

The Company accounted for the fair value measurement of its Class L common stock in accordance with Topic No. 820, as described in Note 17, “Fair Value of Financial Instruments.” The inputs into the determination of fair value require significant management judgment or estimation. The fair value of the Company’s Class L common stock was classified as Level 2 of the fair value hierarchy as it was a model-derived valuation whose inputs are observable. As of February 2, 2013, the fair value of the Company’s outstanding Class L Common Stock was $316.8 million.

12. Stock Option and Award Plans and Stock-Based Compensation

On May 1, 2013, the Company’s Board of Directors approved the Company’s assumption and adoption of the 2006 Management Incentive Plan (the 2006 Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans) was adopted effective prior to and in connection with the Offering. The 2006 Plan and the 2013 Plan each provide for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Prior to the Offering, grants made pursuant to the 2006 Plan were comprised of units of the Company’s common stock. Each “unit” consisted of 99 shares of the Company’s Class A common stock and one share of the Company’s Class L common stock. Awards previously granted under the 2006 Plan have been retroactively adjusted to reflect the Reclassification.

As of February 1, 2014, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were all service-based awards and were granted under the 2006 Plan at exercise prices of (i) $4.55 per unit and $10.91 per unit from May 1, 2011 through May 17, 2012; (ii) $5.91 per unit and $10.91 per unit from May 17, 2012 through May 17, 2013; (iii) $4.55 per unit from May 17, 2013 through the date of the Offering; and (iv) $26.96 per share from the date of the Offering through February 1, 2014.

In February 2011, in connection with the debt refinancing, the Company’s Board of Directors approved and communicated that the exercise price of the options outstanding would be reduced. After an analysis was completed, the exercise prices of each outstanding option were reduced, from $8.18 per unit and $16.36 per unit, respectively, to $2.78 per unit and $10.96 per unit, respectively, without affecting the existing vesting schedules thereof. The amount of the reduction was ratified in April 2011. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

During Fiscal 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant. All other service-based awards granted during Fiscal 2011, Fiscal 2012 and Fiscal 2013 through the date of the Offering vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. All service-based awards granted subsequent to the Offering vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the Holdco Notes in February 2013, the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	from $2.78 per unit to $0.79 - $1.65 per unit;

•	from $4.55 per unit to $0.79 per unit;

•	from $5.91 per unit to $0.79 - $0.94 per unit;

•	from $10.91 per unit to $3.17 - $5.02 per unit; and

•	from $10.96 per unit to $3.17 - $5.07 per unit.

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $10.4 million of incremental compensation expense during Fiscal 2013 recorded in the line item “Stock Option Modification Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), of which $4.3 million is payable in cash. As of February 1, 2014, the Company expects to recognize $6.0 million of incremental compensation expense to be recorded over the remaining vesting periods. The $6.0 million of incremental compensation expense is comprised of $4.8 million, which is non-cash, and $1.2 million, which will be paid in cash.

With the exception of the special one-time grants made during Fiscal 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control as defined in the Stockholders Agreement. Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ stock agreement, upon cessation of employment, (1) options under the 2006 Plan that have not vested will terminate immediately and (2) unexercised vested options under the 2006 Plan will be exercisable for a period of 60 days.

Non-cash stock compensation expense during Fiscal 2013, Fiscal 2012 and Fiscal 2011 amounted to $10.2 million, $2.7 million and $5.8 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Year Ended
Type of Non-Cash Stock Compensation	February 1, 2014	February 2, 2013	January 28, 2012
Stock Option Modification (a)	$6,089	$—	$—
Stock Option Grants (b)	3,971	2,260	4,610
Restricted Stock Issuances (b)	143	487	1,187

Total (c)	$10,203	$2,747	$5,797

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during the Fiscal 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)	The tax benefit related to the Company’s non-cash stock compensation was $5.1 million, $1.0 million, and $2.3 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

As of February 1, 2014, the Company had 4,619,323 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was approximately $13.6 million of unearned non-cash stock-based option compensation, exclusive of the $6.0 million of incremental compensation associated with the modification, that the Company expects to recognize as expense over a weighted average period of 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of February 1, 2014, 23.6 percent of outstanding options to purchase shares of common stock under the 2006 Plan had vested. As of February 1, 2014, no awards were outstanding under the 2013 Plan.

Stock option transactions for the eight month period ended October 2, 2013 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding February 2, 2013	424,231	$6.96
Options Issued	175,500	4.55
Options Exercised (a)	(117,588)	1.96
Options Forfeited	(56,402)	6.82
Cancellation of Class A Units	(425,741)	2.95

Options Outstanding October 2, 2013	—	$—

(a)	Options exercised during the eight months ended October 2, 2013 had a total intrinsic value of $9.2 million.

As a result of the Reclassification on October 2, 2013, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for the 11-for-1 split, and then reclassified into common stock. The outstanding Class A options at the time of the Reclassification were reclassified into 4,683,151 common stock options. Stock option transactions during the four months ended February 1, 2014 are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share
Options Outstanding October 2, 2013	4,683,151	$2.95
Options Issued	52,761	26.96
Options Exercised (b)	(27,598)	1.55
Options Forfeited	(88,991)	2.01

Options Outstanding February 1, 2014	4,619,323	$3.25

(b)	Options exercised during the four months ended February 1, 2014 had a total intrinsic value of $0.8 million.

Non-vested stock option share transactions during the eight months ended October 2, 2013 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, February 2, 2013	255,457	$3.06
Non-Vested Options Granted	175,500	5.64
Non-Vested Options Vested	(61,051)	3.05
Non-Vested Options Forfeited	(22,263)	3.41
Cancellation of Class A Units	(347,643)	3.73

Non-Vested Options Outstanding, October 2, 2013	—	$—

As a result of the Reclassification on October 2, 2013, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for the 11-for-1 split, and then reclassified into common stock. The outstanding non-vested Class A options at the time of the Reclassification were reclassified into 3,824,073 common stock options. Stock option transactions during the four months ended February 1, 2014 are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-Vested Options Outstanding, October 2, 2013	3,824,073	$3.73
Non-Vested Options Granted	52,761	10.96
Non-Vested Options Vested	(276,432)	0.62
Non-Vested Options Forfeited	(72,602)	2.48

Non-Vested Options Outstanding, February 1, 2014	3,527,800	$4.13

The following table summarizes information about the options to purchase shares that were outstanding under the 2006 Plan as well as options that were exercisable under the 2006 Plan as of February 1, 2014:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At February 1, 2014	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 1, 2014	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	1,761,067	6.5	637,343	5.4
$1.65	14,674	3.6	—	—
$3.17	524,524	6.1	259,510	4.7
$4.55 - $5.91	2,266,297	8.9	194,670	5.8
$26.96	52,761	10.0	—	—

	4,619,323		1,091,523

The aggregate intrinsic value of options outstanding as of February 1, 2014 was $103.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of February 1, 2014	4,445,723	7.7	$3.23

The aggregate intrinsic value of options vested and expected to vest as of February 1, 2014 was $99.4 million.

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model through the date of the Offering and the Black Scholes option pricing model from the date of the Offering through February 1, 2014. The fair value of each stock option granted was estimated using the following assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Risk-Free Interest Rate	1.7 – 2.09%	1.0 – 1.3%	1.3 – 3.4%
Expected Volatility	36.8 – 38.0%	35.00%	31.10%
Expected Life (years)	6.25 – 7.4	6.6	6.4 – 9.3
Contractual Life (years)	10.0	10.0	10.0
Expected Dividend Yield	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$2.78	N/A	N/A	$3.11
$4.55	5.64	$2.56	$2.46
$5.91	N/A	$4.31	N/A
$10.91	N/A	$2.78	$1.67
$10.96	N/A	N/A	$1.85
$26.96	10.96	N/A	N/A

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value and stock price. For additional information related to enterprise value, refer to Note 6, “Goodwill.”

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During Fiscal 2013, the Company granted 26,396 shares of restricted stock. During Fiscal 2012, the Company granted 5,000 shares of restricted stock, consisting of 99 shares of Class A Common Stock and one share of Class L Common Stock. During Fiscal 2011, the Company did not grant any shares of restricted stock. For Fiscal 2013, the fair value of each share of restricted stock granted under the 2006 Plan was estimated using the closing price of the Company’s common stock on the date of grant. For Fiscal 2012, the fair value of each unit of restricted stock granted under the 2006 Plan is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding. All shares of restricted stock granted to date under the 2006 Plan are service-based awards. Shares of restricted stock are expensed on a straight-line basis over the requisite service period of three to four years. Following a change of control, as defined by the 2006 Plan, all unvested shares of restricted stock shall accelerate and vest as of the date of such change of control.

As of February 1, 2014, there was approximately $0.8 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.3 years. At February 1, 2014, 1,006,060 of the outstanding shares of restricted stock had vested.

Award Grant, Vesting and Forfeiture transactions during the eight month period ended October 2, 2013 are summarized as follows:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, February 2, 2013	5,000	$5.56
Awards Granted	—	—
Awards Vested	—	—
Cancellation of Class A Units	(5,000)	5.56

Non-Vested Awards Outstanding, October 2, 2013	—	$—

As a result of the Reclassification on October 2, 2013, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for the 11-for-1 split, and then reclassified into common stock. Award Grant, Vesting and Forfeiture transactions during the four months ended February 1, 2014 are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share
Non-Vested Awards Outstanding, October 2, 2013	55,000	$5.56
Awards Granted	26,396	27.22
Awards Vested	—	—

Non-Vested Awards Outstanding, February 1, 2014	81,396	$12.58

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2014	$249,620	$2,704
2015	253,334	3,016
2016	238,591	3,011
2017	218,149	3,389
2018	190,477	3,139
Thereafter	648,251	22,249

Total Minimum Lease Payments	1,798,422	37,508
Amount Representing Interest	—	(14,309)

Total Future Minimum Lease Payments	$1,798,422	$23,199

(a)	Total future minimum lease payments include $73.6 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $159.3 million of minimum lease payments for 13 stores and one warehouse that the Company has committed to open during Fiscal 2014.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $36.9 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	(in thousands)
	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Rent Expense:
Minimum Rental Payments	$239,049	$219,982	$197,327
Contingent Rental Payments	3,614	3,056	2,689
Straight-Line Rent Expense	8,182	12,115	9,211
Lease Incentives Amortization	(21,557)	(18,590)	(15,869)
Amortization of Purchased Lease Rights	958	1,033	901

Total Rent Expense(a)	230,246	217,596	194,259
Less All Rental Income(b)	(19,613)	(19,721)	(19,113)

Total Net Rent Expense	$210,633	$197,875	$175,146

(a)	Included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Included in the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

14. Employee Retirement Plans

The Company maintains separate defined contribution 401(k) retirement savings and profit-sharing plans covering employees in the United States and Puerto Rico who meet specified age and service requirements. The discretionary profit sharing component (which the Company has not utilized for eight years and has no current plans to utilize) is entirely funded by the Company, and the Company also makes additional matching contributions to the 401(k) component of the plans. Participating employees can voluntarily elect to contribute a percentage of their earnings to the 401(k) component of the plans (up to certain prescribed limits) through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan). Under the Company’s 401(k) Plan, the Company is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan match expense. A forfeiture is the portion of the Company’s profit sharing contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.

During Fiscal 2013, the Company recorded $5.1 million of 401(k) Plan match expense. The Company used less than $0.1 million of 401(k) Plan forfeitures during Fiscal 2013 to fund a portion of the 401(k) Plan match for the 2013 401(k) Plan Year, which ended on December 31, 2013.

During Fiscal 2012, the Company recorded $4.3 million of 401(k) Plan match expense. The Company used $0.3 million of 401(k) Plan forfeitures during Fiscal 2012 to fund a portion of the 401(k) Plan match for the 2012 401(k) Plan Year, which ended on December 31, 2012.

During Fiscal 2011, the Company recorded $3.6 million of 401(k) Plan match expense. The Company used $0.2 million of 401(k) Plan forfeitures during Fiscal 2011 to fund a portion of the 401(k) Plan match for the 2011 401(k) Plan year, which ended on December 31, 2011.

15. Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In accordance with Topic No. 420, the Company recorded a liability for one-time benefit costs related to the Company’s reorganization of certain positions within its stores and corporate locations during Fiscal 2013 and Fiscal 2012.

During Fiscal 2013 and Fiscal 2012, in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. These changes to the Company’s workforce during Fiscal 2013 and Fiscal 2012 resulted in severance and restructuring charges of $2.2 million and $3.0 million, respectively, which are recorded in the line item “Restructuring and Separation Costs” in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Consolidated Balance Sheet:

	(in thousands)
	February 2, 2013	Charges	Cash Payments	February 1, 2014
Severance-Restructuring	$—	$924	$(924)	$—
Severance-Separation Cost	597	1,247	(1,611)	233

Total	$597	$2,171	$(2,535)	$233

	(in thousands)
	January 28, 2012	Charges	Cash Payments	February 2, 2013
Severance-Restructuring	$—	$1,225	$(1,225)	$—
Severance-Separation Cost	979	1,774	(2,156)	597

Total	$979	$2,999	$(3,381)	$597

16. Income Taxes

Income (Loss) before income taxes are as follows for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	(in thousands)
	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Domestic	$40,246	$33,625	$(7,618)
Foreign	(7,888)	(4,460)	(2,802)

Total Income (Loss) before income taxes	$32,358	$29,165	$(10,420)

Income tax expense (benefit) is as follows for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	(in thousands)
	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$29,794	$13,813	$(11,847)
State	4,036	(3,704)	5,901
Foreign	351	291	2,499

Subtotal	34,181	10,400	(3,447)

Deferred:
Federal	(17,045)	(3,386)	903
State	(928)	(3,519)	(1,235)
Foreign	—	369	(369)

Subtotal	(17,973)	(6,536)	(701)

Total income tax expense (benefit)	$16,208	$3,864	$(4,148)

The tax rate reconciliations are as follows for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Tax at statutory rate (%)	35.0%	35.0%	(35.0)%
State income taxes, net of federal	8.4	5.8	(9.5)
Change in valuation allowance	4.9	1.8	14.8
Permanent items	0.6	(1.4)	13.3
Tax credits	(7.7)	(11.7)	(30.5)
Tax reserves	2.1	(14.1)	(11.6)
Deferred tax asset - stock compensation	8.3	—	—
Impact of change in state tax laws and rates	2.8	(2.1)	9.0
Foreign taxes	(3.8)	(1.2)	9.7
Other	(0.5)	1.2	—

Effective tax rate (%)	50.1%	13.3%	(39.8)%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 1, 2014		February 2, 2013
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$43	$—	$32	$—
Compensated absences	646	—	743	—
Inventory costs and reserves capitalized for tax purposes	5,392	—	6,977	—
Insurance reserves	8,085	—	6,985	—
Prepaid items and other items deductible for tax purposes	—	20,571	—	17,355
Sales return reserves	2,831	—	2,890	—
Reserves	515	—	331	—
Accrued interest	—	—	19	—
Prepaid items taxable for tax purposes	1,522	—	1,546	—
Deferred revenue	1,428	—	1,062	—
Employee benefit accrual	13,210	—	4,641	—
Deferred gain	—	—	—	1,203
Other	484	—	268	—
Valuation allowance	(110)	—	(803)	—

Total current deferred tax assets and liabilities	$34,046	$20,571	$24,691	$18,558

Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$—	$128,657	$—	$130,793
Deferred rent	31,809	—	28,266	—
Intangibles—long-lived	—	113,089	—	124,129
Intangibles—indefinite-lived	—	93,618	—	93,368
Insurance reserves	13,217	—	12,253	—
Employee benefit compensation	4,838	—	4,373	—
State net operating losses (net of federal benefit)	9,095	—	9,206	—
Prepaid items taxable for tax purposes	3,508	—	5,341	—
Landlord allowances	32,747	—	29,673	—
Accrued interest	3,538	—	2,991	—
Other	—	883	553	—
State credits	2,173	—	2,366	—
Federal and Puerto Rico tax credits	1,612	—	7,008	—
Valuation allowance	(8,998)	—	(7,079)	—

Total non-current deferred tax assets and liabilities	$93,539	$336,247	$94,951	$348,290

Net deferred tax liability		$229,233		$247,206

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company believes no valuation allowances for federal income taxes are necessary.

As of February 1, 2014, the Company had available state and Puerto Rico net operating losses that can be carried forward to future years. The Company has $7.8 million of deferred tax assets recorded for state net operating losses, of which $5.7 million will expire between 2013 and 2025. Therefore, as of February 1, 2014, valuation allowances of $5.7 million were recorded against these losses. In addition, as of February 1, 2014, the Company has $1.3 million of deferred tax assets recorded for Puerto Rico net operating loss carryforwards that will begin to expire in 2020. Therefore, as of February 1, 2014, the Company has recorded a full valuation allowance of $1.3 million against these losses.

As of February 1, 2014, the Company had tax credit carryforwards that include $2.1 million of state credits that will begin to expire in 2021 and $1.6 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life. As of February 1, 2014, the Company has determined that it is more likely than not that the benefit from the Puerto Rico AMT credits will not be realized. Therefore, as of February 1, 2014, valuation allowances of $1.6 million were recorded against these credits.

If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recorded to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 29, 2011	$23,271
Additions for tax positions of the current year	—
Additions for tax positions of prior years	6,383
Reduction for tax positions of prior years	(7,505)
Settlements	—
Lapse of statute of limitations	—

Balance at January 28, 2012	$22,149
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(5,225)
Settlements	—
Lapse of statute of limitations	—

Balance at February 2, 2013	$16,924
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	(128)

Balance at February 1, 2014	$15,272

As of February 1, 2014, the Company reported total unrecognized benefits of $15.3 million, of which $6.0 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a increase of $1.3 million of interest and penalties during Fiscal 2013 in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Cumulative interest and penalties of $11.7 million are recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of February 2, 2013, the Company had total unrecognized benefits of $16.9 million, of which $6.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a reduction of $2.1 million of interest and penalties during Fiscal 2012 in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Cumulative interest and penalties of $10.4 million are recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for fiscal years 2010 through 2013. The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2009 through 2013, which includes the Transition Period, under the applicable statutes of limitations. There are ongoing federal and state audits in several jurisdictions and the Company has accrued for possible exposures as required under Topic No. 740.

17. Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with Topic No. 820 which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of February 1, 2014 and February 2, 2013 include cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of February 1, 2014, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at February 1, 2014	Fair Value Measurements at February 2, 2013
Assets:
Level 1
Cash equivalents (including restricted cash)	$32,324	$34,972
Level 2
Interest rate cap agreements(a)	$1	$69
Level 3
Note Receivable(b)	$—	$385

(a)	Included in “Other Assets” within the Company’s Consolidated Balance Sheets. Refer to Note 8, “Derivatives and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements.
(b)	The change in the fair value of our Level 3 note receivable is related to the Company receiving full payment during Fiscal 2013. As of February 2, 2013, this note receivable was included in “Prepaid and Other Current Assets” on the Company’s Consolidated Balance Sheets.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 1, 2014		February 2, 2013
	Carrying Amount(a)	Fair Value(a)	Carrying Amount(a)	Fair Value(a)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.3%, matures on February 23, 2017	$828,839	$836,091	$863,084	$874,232
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019	450,000	501,458	450,000	489,938
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from February 15, 2014 to February 15, 2018	126,147	128,512	—	—

Total debt	$1,404,986	$1,466,061	$1,313,084	$1,364,170

(a)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective year end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, their recorded values approximate fair value.

18. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such reserves was $1.3 million and $0.9 million as of February 1, 2014 and February 2, 2013, respectively.

Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

While the Company does not believe that the amount of loss in excess of those recorded would be material to the Company’s consolidated financial position, any such loss could have a material adverse effect on the Company’s consolidated results of operations in the period(s) during which the underlying matters are resolved.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $43.9 million and $35.3 million as of February 1, 2014 and February 2, 2013, respectively.

Letters of credit outstanding as of February 1, 2014 and February 2, 2013 amounted to $28.8 million and $26.7 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $15.1 million and $8.6 million at February 1, 2014 and February 2, 2013, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $456.2 million and $422.7 million as of February 1, 2014 and February 2, 2013, respectively.

Purchase Commitments

The Company had $597.3 million of purchase commitments related to goods or services that were not received as of February 1, 2014.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

19. Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. As a result of the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital amounted to $2.9 million during Fiscal 2013 and $4.3 million during Fiscal 2012 and Fiscal 2011, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

As of February 2, 2013, the Company had $0.6 million of prepaid advisory fees related to the Advisory Agreement, respectively, recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

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

20. Quarterly Results (Unaudited)

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	(in thousands, except share data)
Year ended February 1, 2014:	Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net Sales	$1,065,013	$963,711	$1,064,502	$1,334,277
Gross Margin(1)	397,361	363,391	414,865	555,929
Net Income (Loss)	(5,563)	(25,014)	(16,857)	63,584
Net Income (Loss) Per Share—Basic(2)(3):
Class L Stockholders	7.91	8.01	8.04	—
Common Stockholders	(0.09)	(0.13)	(0.12)	0.86
Net Income (Loss) Per Share—Diluted(2)(3):
Class L Stockholders	7.91	8.01	8.04	—
Common Stockholders	(0.09)	(0.22)	(0.12)	0.84

	(in thousands, except share data)
Year ended February 2, 2013:	Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013(4)
Net Sales	$982,422	$864,181	$967,894	$1,316,882
Gross Margin(1)	362,537	320,632	373,505	544,581
Net Income (Loss)	(3,940)	(31,257)	(7,447)	67,945
Net Income (Loss) Per Share—Basic(2)(3):
Class L Stockholders	6.73	6.95	7.12	7.96
Common Stockholders	(0.08)	(0.13)	(0.09)	0.05
Net Income (Loss) Per Share—Diluted(2)(3):
Class L Stockholders	6.73	6.95	7.12	7.96
Common Stockholders	(0.08)	(0.14)	(0.09)	0.05

(1)	Gross margin is equal to net sales less cost of sales.
(2)	Quarterly EPS results may not equal full year amounts due to rounding
(3)	All per share amounts have been adjusted for the 11-for-1 stock split effective immediately prior to the Company’s initial public offering, which was completed on October 7, 2013.
(4)	The quarter ended February 2, 2013 consisted of 14-weeks; all other quarters presented consisted of 13 weeks.

21. Subsequent Events

Holdco Notes

On March 5, 2014, the Issuers irrevocably called for redemption, on April 4, 2014, $58.0 million aggregate principal amount of the Holdco Notes outstanding. As a result of the redemption notice, $58.0 million of the Holdco Notes have been classified within the current maturities of long-term debt within the Company’s Consolidated Balance Sheet as of February 1, 2014. In addition, the Company will recognize a loss on the extinguishment of long-term debt of approximately $3.7 million in the first quarter of Fiscal 2014 representing approximately $1.2 million in redemption premiums and the write off of approximately $1.6 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively.

Stockholders Agreement

On March 13, 2014, we, the managers and the investors entered into an Amended and Restated Stockholders Agreement (the “Amended Agreement”). The Amended Agreement provides that all managers other than such managers who are Senior Vice Presidents or above and such other persons designated from time to time by the Company’s board of directors as “senior managers” , may sell shares of our common stock subject to the Stockholders Agreement to the public, in accordance with applicable securities laws and the Company’s insider trading policy, as follows: up to 25% from and after adoption of Amended Agreement (the “Effective Date”), up to 50% from and after six months from the Effective Date, up to 75% from and after nine months from the Effective Date, and without quantity restriction from and after the one year anniversary of the Effective Date. Prior to the effectiveness of the Amended Agreement, managers were prohibited from selling shares of our common stock subject to the Stockholders Agreement other than in proportion to sales by the investors of their Company common stock until the expiration of the Stockholders Agreement, which will occur on the earlier of the fifth anniversary of our Offering or the time the investors have sold two-thirds (2/3) of their original holdings of our common stock. Senior managers remain subject to this restriction on sale under the Amended Agreement. In the event that the investors sell a percentage of their shares that is higher than the percentage allowed by the provision described above, all managers will be able to sell up to the percentage then sold by the investors. The Amended Agreement provides that non-senior managers will (i) be released from the Amended Agreement from and after the first anniversary of the Effective Date, and (ii) not have piggyback registration rights on future registered offerings of our common stock by the investors. Senior managers retain piggyback registration rights.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	February 1, 2014	February 2, 2013
	(in thousands)
ASSETS:
Current Assets	$3,523	$996

Total Assets	$3,523	$996

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities	$—	$—

Negative Investment in Subsidiaries	153,991	81,265
Commitments and Contingencies	—	—
Common Stock Class L	—	1,029,189
Total Stockholders’ Deficit	(150,468)	(1,109,458)

Total Liabilities and Stockholders’ Deficit	$3,523	$996

See accompanying notes to Condensed Financial Statements.

Schedule I (continued)

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Operations and Comprehensive Income (Loss)

	Year Ended
	February 1, 2014	February 2, 2013 (53 weeks)	January 28, 2012
	(in thousands)
REVENUES:
Total Revenue	$—	$—	$—
COSTS AND EXPENSES:
(Income) Loss from Equity Investment	—	—	—

Total Costs and Expenses	—	—	—

Income (Loss) Before Provision (Benefit) for Income Tax	—	—	—

Provision (Benefit) for Income Tax	—	—	—

Earnings from Equity Investment, Net of Income Taxes	$16,150	$25,301	$(6,272)

Net Income (Loss)	$16,150	$25,301	$(6,272)

Comprehensive Income (Loss)	$16,150	$25,301	$(6,272)

See accompanying notes to Condensed Financial Statements.

Schedule I (continued)

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Year Ended
	February 1, 2014	February 2, 2013 (53 weeks)	January 28, 2012

	(in thousands)
OPERATING ACTIVITIES:
Net Cash Provided by Operations	$—	$—	$—

INVESTING ACTIVITIES:
Receipt of Dividends	—	—	187,513

Net Cash Used in Investing Activities	—	—	187,513

FINANCING ACTIVITIES:
Proceeds from Initial Public Offering	260,667	—	—
Offering Costs	(23,747)	—	—
Receipt of Dividends	336,000	1,718	110,410
Payment of Dividends	(336,000)	(1,711)	(297,917)
Purchase of Treasury Shares	—	(7)	(6)
Intercompany Financing Transactions	(236,920)	(1,764)	(2,024)
Proceeds from Stock Option Exercises	2,527	2,760	2,024

Net Cash Used in Financing Activities	2,527	996	(187,513)

Increase in Cash and Cash Equivalents	2,527	996	—
Cash and Cash Equivalents at Beginning of Period	996	—	—

Cash and Cash Equivalents at End of Period	$3,523	$996	$—

See accompanying notes to Condensed Financial Statements.

Schedule I (continued)

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by the Parent Company or its subsidiaries in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of the Parent Company or its subsidiaries, to pay taxes that are due and payable by the Parent Company or any of its subsidiaries, or other eligible distributions, provided that no event of default under the Company’s debt agreements has occurred or will occur as the result of such interest payment.

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Burlington Stores, Inc. audited Consolidated Financial Statements included elsewhere herein.

Amounts reported in the Balance Sheet for the year ended February 2, 2013 have been corrected to properly present amounts included in “Current Assets” and “Negative Investment in Subsidiaries.” The amounts were previously presented on a net basis in the amount of $80,269 within “Negative Investment in Subsidiaries.”

Amounts reported in the Statements of Operations and Comprehensive Income (Loss) for the years ended February 2, 2013 and January 28, 2012 have been corrected to present “Earnings from Equity Investment, Net of Income Taxes” on a net basis rather than a gross basis.

Amounts reported in the Statement of Cash Flows for the year ended January 28, 2012 have been corrected to present the portion of the “Receipt of Dividends” from subsidiaries that represent a return of the Parent Company’s investment as an Investing Activity. Furthermore, amounts reported in the Statement of Cash Flows for the years ended February 2, 2013 and January 28, 2012 have been corrected to reflect “Proceeds from Stock Option Exercises” and “Intercompany Financing Transactions,” which were not previously presented.

Note 2. Dividends

As discussed above, payment of dividends is prohibited under the Company’s credit agreements except in limited circumstances. Dividends equal to $336.0 million, $1.7 million and $297.9 million were paid during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. During Fiscal 2013, the Company used the net proceeds from the offering of the 9.00%/9.75% Senior Notes due 2018 issued by Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (Holdco Notes) to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis. The dividend was approved by the Parent Company’s Board of Directors in February 2013. During Fiscal 2011, in connection with the offering of the 10% Senior Notes due 2019 and the refinancing of the $1.0 billion senior secured term loan facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to Class A and Class L stockholders on a pro rata basis. The dividend was approved by the Parent Company’s Board of Directors in February 2011 and $297.9 million of the dividend declared was paid in Fiscal 2011 and $1.7 million was paid in Fiscal 2012.

BURLINGTON STORES, INC.

Schedule II – Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Year ended February 1, 2014
Allowance for doubtful accounts	$81	$304	$—	$276	$109
Sales reserves	$2,774	$256	$295,107	$295,533	$2,604
Year ended February 2, 2013
Allowance for doubtful accounts	$85	$115	$—	$119	$81
Sales reserves	$2,303	$(532)	$292,558	$291,555	$2,774
Year ended January 28, 2012
Allowance for doubtful accounts	$175	$1,211	$—	$1,301	$85
Sales reserves	$2,423	$173	$268,046	$268,339	$2,303

Notes:

(1)	Charged to merchandise sales.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, February 1, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 1, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age (as of March 31, 2014), position and a description of the business experience of each of our executive officers, directors and other key employees:

Name	Age	Position(s)
Thomas A. Kingsbury	61	President, Chief Executive Officer and Director
Fred Hand	50	Executive Vice President of Stores
Joyce Manning Magrini	59	Executive Vice President—Human Resources
Hobart Sichel	49	Executive Vice President and Chief Marketing Officer
Todd Weyhrich	50	Executive Vice President and Chief Financial Officer
Paul Metcalf	53	Executive Vice President and Chief Merchandising Officer
Marc Katz	49	Executive Vice President, Merchandising Support and Information Technology
Paul C. Tang	61	Executive Vice President, General Counsel and Secretary
Mike Metheny	46	Executive Vice President, Supply Chain, Procurement and Profit Improvement
Joshua Bekenstein	55	Director
Jordan Hitch	47	Director
Tricia Patrick	33	Director
Paul J. Sullivan	66	Director
John Mahoney	62	Director

Background of Executive Officers and Directors

Thomas A. Kingsbury—President, Chief Executive Officer and Director. Mr. Kingsbury has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008. Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President—Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008. Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company, an operator of department store chains, commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000. Mr. Kingsbury’s day-to-day leadership and experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

Fred Hand—Executive Vice President of Stores. Mr. Hand has served as our Executive Vice President of Stores since February 2008. Prior to joining us, Mr. Hand served as Senior Vice President, Group Director of Stores of Macy’s, Inc. from March 2006 to February 2008. From 2001 to 2006, Mr. Hand served as Senior Vice President, Stores and Visual Merchandising of Filene’s Department Stores. Mr. Hand held various other positions at The May Department Stores Company from 1991 to 2001, including Area Manager, General Manager, and Regional Vice President.

Joyce Manning Magrini—Executive Vice President—Human Resources. Ms. Magrini has served as our Executive Vice President—Human Resources since November 2009. Prior to joining us, Ms. Magrini served as Executive Vice President—Administration of Finlay Jewelry since June 2005. From March 1999 to June 2005, Ms. Magrini served as Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources of Finlay Jewelry. Ms. Magrini held various human resources and customer service positions at Macy’s from 1978 through December 1994.

Hobart Sichel—Executive Vice President and Chief Marketing Officer. Mr. Sichel has served as our Executive Vice President and Chief Marketing Officer since May 2011. Prior to joining us and since 1998, Mr. Sichel was at McKinsey & Company, where he was most recently a Principal and co-led McKinsey’s Retail Marketing practice in North America. Prior to 1998, Mr. Sichel worked in various capacities across consumer-facing industries including retail, e-Commerce, packaged goods, financial services, and media.

Todd Weyhrich—Executive Vice President and Chief Financial Officer. Mr. Weyhrich has served as our Executive Vice President and Chief Financial Officer since August 2007. Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006. From February 2003 to August 2003, he served as Senior Vice

President—Merger Integration of The Sports Authority and served as Senior Vice President—Chief Accounting Officer and Logistics from February 2001 to February 2003. Prior to that, Mr. Weyhrich was Senior Vice President—Finance and Logistics from 2000 to 2001 and Vice President—Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999. Prior to that, Mr. Weyhrich served in various capacities, most recently as Senior Audit Manager, with Deloitte & Touche LLP from 1985 to 1995.

Paul Metcalf—Executive Vice President and Chief Merchandising Officer. Mr. Metcalf has served as our Executive Vice President and Chief Merchandising Officer since April 2012. Prior to joining us, Mr. Metcalf was with the TJX Companies, Inc., serving as that company’s Senior Vice President, Chief Merchandising Officer—Women’s Apparel from October 2008 through December 2011 and General Merchandise Manager, Men’s from October 2006 through October 2009. From 1987 through 2006, Mr. Metcalf worked in various merchandising positions within The May Department Stores Company.

Marc Katz—Executive Vice President, Merchandising Support and Information Technology. Mr. Katz has served as our Executive Vice President, Merchandising Support and Information Technology since April 2011. From December 2009 through April 2011, Mr. Katz served as our Executive Vice President of Merchandise Planning and Allocation. From the commencement of his employment with us in July 2008 through December 2009, Mr. Katz served as our Executive Vice President and Chief Accounting Officer. Prior to joining us, Mr. Katz served as Executive Vice President and Chief Financial Officer of A.C. Moore Arts & Crafts, Inc., a specialty retailer of arts, crafts and floral merchandise, from September 2006 to June 2008. Prior to his employment with A.C. Moore, Mr. Katz held various positions with Foot Locker, Inc., a specialty retailer of athletic footwear, apparel and related items, including most recently as Senior Vice President and Chief Information Officer, from June 1997 to September 2006. Prior to his employment with Foot Locker, Mr. Katz served for eight years in various financial positions at The May Department Stores Company.

Paul C. Tang—Executive Vice President, General Counsel and Secretary. Mr. Tang has served as our Executive Vice President, General Counsel and Secretary since 1993. He was named Vice President in 1995, Executive Vice President in 1999 and Secretary in 2001. From 1989 to 1993, Mr. Tang was a partner in the law firm of Reid & Priest. From 1987 to 1988, he was a partner of the law firm of Milstein & Tang. From 1980 to 1987, Mr. Tang was an attorney at the law firm of Phillips Nizer, where he became a partner in 1985.

Mike Metheny—Executive Vice President, Supply Chain, Procurement and Profit Improvement. Mr. Metheny has served as our Executive Vice President, Supply Chain, Procurement and Profit Improvement since April 2012. From the commencement of his employment with us in November 2009 through April 2012, Mr. Metheny served as our Senior Vice President of Supply Chain. From 2007 to December 2009, Mr. Metheny was at A.C. Moore Arts and Crafts, Inc., where he most recently served as Senior Vice President of Supply Chain. Prior to 2007 and since 1990, Mr. Metheny worked in various management positions within the operations and distribution organizations of Macy’s and The May Department Stores Company.

Joshua Bekenstein—Director. Mr. Bekenstein has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Canada Goose, Bob’s Discount Stores, Gymboree Corp, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Jordan Hitch—Director. Mr. Hitch has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Guitar Center, Gymboree Corp and Bright Horizons Family Solutions. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

Tricia Patrick—Director. Ms. Patrick has served as a member of our Board of Directors since November 2012 and currently serves as a member of our Audit Committee. Ms. Patrick is a Principal in the Private Equity Group of Bain Capital, having joined the firm in 2004. Prior to joining Bain Capital, Ms. Patrick was an investment professional in the Private Equity Group of Goldman, Sachs & Co. from 2002 to 2004. Ms. Patrick serves as a board member of Bob’s Discount Stores. Ms. Patrick possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

Paul J. Sullivan—Director. Mr. Sullivan has served as a member of our Board of Directors since November 2012 and currently serves as the Chairman of our Audit Committee. Mr. Sullivan was a partner at PricewaterhouseCoopers LLP from 1983 until his retirement in July 2009. At PricewaterhouseCoopers LLP, Mr. Sullivan served as a member of the Board of Partners, Chair of the Finance Committee, and a member of the Management Evaluation and Compensation, Admissions and Strategy Committees. Since retiring, Mr. Sullivan has pursued personal interests. Mr. Sullivan is a certified public accountant. Mr. Sullivan possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing audit and financial reporting services to numerous organizations.

John Mahoney—Director. Mr. Mahoney has served as a member of our Board of Directors since December 2013 and currently serves as a member of our Audit Committee. Mr. Mahoney also serves as a member of the board of directors of Bloomin’ Brands, Inc., Michaels Stores and Chico’s FAS. Mr. Mahoney served as Vice Chairman of Staples, Inc. from January 2006 until retiring in July 2012. While at Staples, Mr. Mahoney served as Chief Financial Officer from September 1996 to January 2012, Executive Vice President, Chief Administrative Officer and Chief Financial Officer from October 1997 to January 2006 and Executive Vice President and Chief Financial Officer from September 1996 to October 1997. Before joining Staples, Mr. Mahoney was a partner with the accounting firm of Ernst & Young LLP where he worked for 20 years, including service in the firm’s National Office Accounting and Auditing group. Mr. Mahoney is a certified public accountant. Mr. Mahoney possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing audit and financial reporting services to numerous organizations.

Governance of the Company

Our business, property and affairs are managed by, or under the direction of, our Board of Directors. The number of directors of the Company is presently fixed at seven, and the directors are divided into three classes as nearly equal in size as is practicable, designated Class I, Class II and Class III. In January 2014, Mark Verdi, a Class II director, resigned from our Board of Directors and left Bain Capital to become the President of C&S Wholesale Grocers, Inc. The vacancy on our Board of Directors resulting from Mr. Verdi’s resignation has not yet been filled. The directors in each class are elected for terms of three years so that the term of office of one class of directors expires at each Annual Meeting of Stockholders. The current terms of office of the Class I directors, Joshua Bekenstein and Jordan Hitch, expire on the day of our 2014 Annual Meeting of Stockholders. The current term of office of the Class II director, Thomas A. Kingsbury, expires on the day of our 2015 Annual Meeting of Stockholders. The current terms of office of the Class III directors, Paul J. Sullivan, Tricia Patrick and John Mahoney, expire on the day of our 2016 Annual Meeting of Stockholders.

Following the Offering, affiliates of Bain Capital continue to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, exemptions under the standards free us from the obligation to comply with certain corporate governance requirements, including the requirements: (a) that a majority of our Board of Directors consists of “independent directors,” as defined under the rules of the New York Stock Exchange; (b) that we have, to the extent applicable, a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (c) that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (d) for an annual performance evaluation of the nominating and governance committee and compensation committee.

The Board of Directors has established a Compensation Committee consisting of Mr. Hitch and Mr. Bekenstein and an Audit Committee consisting of Ms. Patrick and Messrs. Mahoney and Sullivan (Chairman). Mr. Sullivan was determined by our Board of Directors to be an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. All of the Audit Committee members meet the requirements for financial literacy under applicable rules and regulations.

Because we currently avail ourselves of the “controlled company” exception under the New York Stock Exchange rules, we do not have a Corporate Governance and Nominating Committee and our Compensation Committee is not composed entirely of independent directors. We do not currently intend to establish a separate Corporate Governance and Nominating Committee, and nomination and corporate governance functions will be managed by the full Board of Directors until the rules change, we cease to be a “controlled company” or we otherwise determine to do so. The “controlled company” exemption does not modify the independence requirements for our Audit Committee, and we intend to continue to comply with the requirements of Rule 10A- 3 of the Securities Exchange Act of 1934, as amended, and the rules of the New York Stock Exchange within the applicable time frames.

Stockholder Nominees for the Board of Directors

Stockholders may nominate directors for election to the Board of Directors. In order to nominate a director for election to the Board of Directors, stockholders must follow the procedures set forth in our Bylaws, including timely receipt by the Secretary of the Company of notice of the nomination and certain required disclosures with respect both to the nominating stockholder and the recommended director nominee.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (“Code of Business Conduct”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. In addition, we have adopted a written Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“Code of Ethics”) which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other designated members of our management. Copies of each code are available on our corporate website, www.burlingtonstores.com, under “Investor Relations —Corporate Governance—Governance Documents.” The information contained on our website does not constitute a part of this annual report. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct or Code of Ethics. Such requests should be made in writing to the attention of our Corporate Counsel at the following address: Burlington Stores, Inc., 1830 Route 130 North, Burlington, New Jersey 08016. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct or the Code of Ethics by posting such information on our corporate website, www.burlingtonstores.com, under “Investor Relations —Corporate Governance—Governance Documents.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations from the officers and directors, we believe that all Section 16(a) filing requirements were met during Fiscal 2013 except that, due to an administrative oversight, Thomas A. Kingsbury filed a late Form 3 reporting his initial beneficial ownership of shares of our common stock.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of February 1, 2014 which consists of our (i) President and Chief Executive Officer, (ii) Executive Vice President and Chief Financial Officer, (iii) Executive Vice President and Chief Merchandising Officer, (iv) Executive Vice President of Stores and (v) Executive Vice President, Merchandising Support and Information Technology (collectively, our “named executive officers”). The specific amounts paid or payable to our named executive officers are disclosed in the tables and narrative following this Compensation Discussion and Analysis. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

Note on Presentation

Prior to our initial public offering in October 2013, but giving effect to the 11-for-1 split effected in connection therewith, we granted equity awards in units of common stock, each unit consisting of 99 shares of Class A common stock and one share of Class L common stock. Immediately prior to the initial public offering, each outstanding share of our Class A common stock was automatically cancelled, each outstanding share of our Class L common stock was automatically converted into one share of our Class A common stock, effected for the 11-for-1 split, and then reclassified into common stock. Unless otherwise indicated, all share numbers given below give effect to this reclassification.

Setting Named Executive Officer Compensation

Currently comprised of Messrs. Hitch and Bekenstein, the Compensation Committee (the “Committee”) of our Board of Directors is tasked with discharging our Board of Directors’ responsibilities related to oversight of the compensation of our named executive officers and ensuring that our executive compensation program meets our corporate objectives.

The Committee (and, in some cases, our entire Board of Directors) makes decisions regarding salaries, annual incentive awards and long-term equity incentives for our named executive officers. The Committee is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our named executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this review and evaluation, as well as on input from our chief executive officer regarding the performance of our other named executive officers and his recommendations as to their compensation, the Committee, as authorized by our Board of Directors, determines and approves our named executive officers’ compensation. Our named executive officers do not play a role in their own compensation determinations.

Role of Stockholder Say-on-Pay Votes

The annual meeting of our stockholders to be held in 2014 will be the first annual meeting of stockholders as a publicly-traded company since the completion of our initial public offering. At this Annual Meeting, our stockholders will be provided with an opportunity to cast an advisory (non-binding) vote on our executive compensation program through a Say-on-Pay proposal. In addition, our stockholders will also be provided with an opportunity to cast an advisory (non-binding) vote on the frequency of such Say-on-Pay votes. The Committee will review and consider the results of the vote on this proposal in connection with its regular evaluations of our executive compensation program.

Compensation Consultant, Peer Group Comparison & Benchmarking

From time to time, the Committee has worked internally to informally ascertain best practices in the design of our executive compensation programs but has not utilized any benchmarking in designing or setting executive compensation during Fiscal 2013. The Committee has generally been focused on incentivizing and rewarding internal results and has not generally engaged in any peer group or market review in the design of our executive compensation programs. Compensation consultants did not play any role in determining or recommending the amount or form of executive and director compensation in Fiscal 2013.

Objectives of Our Compensation Program

Our overall objective is to have a compensation program that will allow us to attract and retain executive officers of a caliber and level of experience necessary to effectively manage our business and motivate such executive officers to increase our value. We believe that, in order to achieve that objective, our program must:

•	provide each named executive officer with compensation opportunities that are competitive with the compensation opportunities available to executives in comparable positions at companies with whom we compete for talent;

•	tie a significant portion of each named executive officer’s compensation to our financial performance; and

•	promote and reward the achievement of objectives that our Board of Directors believes will lead to long-term growth in stockholder value.

New Members of Our Management Team

We did not add any new executive officers during Fiscal 2013. Paul Metcalf, our Executive Vice President and Chief Merchandising Officer, joined us during Fiscal 2012 in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Mr. Metcalf was significantly influenced by our need to attract new and additional talent.

Prior to hiring a new executive officer to fill a vacant or a newly created position, we typically described the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firm(s) informed us about the compensation ranges of executives in positions with similar responsibilities at comparable companies, and provided us with guidance as to how different skills and levels of experience impact those compensation ranges. By using the information obtained from the search firms, as well as information obtained from compensation surveys, the Committee determined target compensation ranges for the positions we were seeking to fill, taking into account the individual candidates’ particular skills and levels of experience. In specific circumstances, when making an offer to a new executive officer, the Committee also considered other factors such as the amount of unvested compensation that the executive officer had with his former employer.

By using information provided by one or more search firms, the Committee sought to ensure that the compensation information considered was both comprehensive and reliable. The Committee would most likely use a similar process in seeking to fill new executive officer positions, as it has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation.

Elements of Compensation

Our executive compensation program utilizes three primary integrated elements to accomplish the objectives described above:

•	Base salary: Each of our named executive officers receives a base salary in the form of cash as part of total compensation, which provides a fixed and competitive form of annual compensation for the performance of primary responsibilities at a level consistent with each executive’s experience and executive role. Base salaries are designed to provide competitive compensation to attract and retain exceptional executive talent.

•	Annual incentive awards: Each of our named executive officers is eligible to receive annual performance-based cash incentives, which are designed to reward our executives upon achieving or exceeding specific annual performance goals using performance metrics approved by the Committee and that we believe are appropriate measures of operational and financial performance.

•	Long-term equity incentives: Long-term incentive awards are designed to attract and retain a highly qualified executive team, align executive rewards with stockholder interests, provide an incentive for our executives to achieve appropriately challenging long-range performance goals, and allow our executives to share in the value created for our stockholders.

We believe that we can meet the objectives of our executive compensation program by achieving a balance among these three elements that is competitive with our industry peers and creates appropriate incentives for our named executive officers. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. In making compensation determinations, the Committee considers, among other things, the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.

Mix of Total Compensation

In regard to the allocation of the various pay elements within the total compensation program, no formula or specific weightings or relationships are used. Cash compensation includes base salary and annual incentive awards which, for our named executive officers, are targeted to a percentage of base salary to emphasize performance-based compensation, rather than salaries or other forms, which are fixed compensation. Perquisites and other types of non-cash benefits are used on a limited basis and generally represent only a small portion of total compensation for our named executive officers. Equity compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are not performance-based.

Base Salary

We provide our named executive officers with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. The base salary of each of our named executive officers is reviewed for adjustment annually by the Committee. Generally, in making a determination of whether to make base salary adjustments, the Committee considers the following factors:

•	our success in meeting our strategic operational and financial goals;

•	each named executive officer’s individual performance;

•	length of service to us of such named executive officer;

•	changes in scope of responsibilities of such named executive officer; and

•	competitive market compensation paid by other companies for similar positions.

In addition, the Committee considers internal equity within our organization and, when reviewing the base salaries of our named executive officers, their current aggregate compensation.

Mr. Metcalf was hired by us during Fiscal 2012 with an annual base salary of $600,000. Messrs. Katz, Kingsbury, Hand and Weyhrich were hired by us during Fiscal 2009, Fiscal 2009, Fiscal 2008 and Fiscal 2008, respectively. Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.” Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 to reflect his promotion to Chief Financial Officer. Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007.

The base salaries of each of our named executive officers in fiscal years after the fiscal year in which they were hired are subject to annual review by the Committee. Effective January 20, 2013, Mr. Kingsbury’s base salary was increased by approximately $39,000 in recognition of the additional tax imposed on him as a result of the withholding of New York State income tax from his wages. The Committee reviewed the annual base salary rates of Messrs. Metcalf, Katz, Hand, Weyhrich and Kingsbury and, pursuant to its review, increased each of their then current salaries by 2.5%, effective April 28, 2013.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our named executive officers. Unlike base salary, which is fixed, annual incentive awards are paid only if specified performance levels are achieved. We believe that annual incentive awards encourage our named executive officers to focus on specific short-term business and financial goals. Our named executive officers are eligible to receive annual cash incentive awards under our annual incentive plan (“Bonus Plan”).

Under our Bonus Plan, each named executive officer has an annual incentive target expressed as a percentage of his base salary. The annual incentive target for Messrs. Metcalf, Katz, Hand and Weyhrich is 75% of each named executive officer’s base salary and the annual incentive target for Mr. Kingsbury is 125% of his base salary. As described below, each named executive officer’s annual incentive award is based on a combination of our Adjusted EBITDA results (as further adjusted for certain discrete items) and comparable store sales results (collectively, the “Financial Component”) and his personal performance (“Performance Component”). We believe that this methodology more closely aligns the named executive officer’s interests with our stockholders’ interests while also rewarding each of the named executive officers for his individual performance. Our calculation of Adjusted EBITDA for Fiscal 2013 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

The Financial Component is based 50% on our Adjusted EBITDA results (as further adjusted for certain discrete items) and 50% on our comparable store sales results. Although our Adjusted EBITDA results and comparable store sales results are measured separately, Adjusted EBITDA must meet or exceed a predetermined threshold Adjusted EBITDA in order for any bonus payment to be made under the Bonus Plan.

In determining each portion of the Financial Component, (i) achievement at a predetermined target approved by the Compensation Committee would result in a potential payout at the target level; (ii) if actual results are less than the established target but greater than the predetermined threshold approved by the Compensation Committee, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his target bonus determined by the proportion of the actual results achieved in relation to the target; and (iii) if actual results are greater than the target, each named executive officer would be eligible for his target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the target (not subject to any maximum amount). If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus would be payable.

Once the Committee assesses the Financial Component, specific payments to each named executive officer depend on the Committee’s rating of his personal performance. A rating of “Meets Expectations” (meaning that the named executive officer has generally met his individual performance objectives for the year), “Exceeds Expectations” (meaning that a named executive officer has exceeded his individual performance objectives) or “Outstanding” (meaning that a named executive officer has substantially exceeded his individual performance objectives) will result in the named executive officer being eligible to receive up to 100% of his target bonus. Where a named executive officer is rated below “Meets Expectations,” no bonus would be payable. Notwithstanding the foregoing formulas, the Committee has the discretion to pay more or less than the formula amount to any named executive officer.

Following the conclusion of Fiscal 2013, the Committee assessed the Financial Component and the Performance Component. Our actual Adjusted EBITDA for Fiscal 2013 amounted to $383.7 million, greater than the Adjusted EBITDA target of $380.6 million approved by the Committee. After giving effect to the discrete items referenced above, the Adjusted EBITDA portion of the Financial Component was achieved at 139.2% of the target. Our comparable store sales increased 4.7% during Fiscal 2013, more than our comparable store sales target of a 3.4% increase approved by the Committee. As a result, the comparable store sales portion of the Financial Component was achieved at 131.6% of the target. With respect to the Performance Component, the Committee assigned each named executive officer a rating of at least “Meets Expectations.”

After giving effect to the Committee’s assessment, awards under the Bonus Plan will be made to each named executive officer in April 2014 to the extent such officer remains employed by us on the payment date. The Bonus Plan awards earned by each named executive officer are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on long-term goals. We offer long-term incentives under our 2006 Incentive Plan, which we assumed on May 1, 2013, and our 2013 Omnibus Incentive Plan, which was adopted in connection with our initial public offering.

Under these plans, named executive officers (as well as other key employees and directors) are eligible to receive equity awards, including awards of restricted common stock or stock options to purchase our common stock. More detail about the stock options and restricted stock granted to our named executive officers (including the vesting provisions related to these grants) are set out in the tables that follow this discussion.

Options

Upon commencement of their employment with us, Messrs. Kingsbury, Weyhrich, Metcalf, Hand and Katz received options to purchase 1,100,000, 137,500, 220,000, 110,000 and 110,000 shares of common stock, respectively, under the 2006 Incentive Plan. As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 82,500 shares of common stock concurrently with his elevation to Chief Financial Officer in November 2007. Mr. Hand received options to purchase an additional 110,000 shares of common stock in April 2009. Mr. Katz received options to purchase an additional 110,000 shares of common stock in July 2009.

In June 2013, the Committee approved the grant of options to purchase shares of our common stock to certain members of management, including our named executive officers (collectively, the “Special One-Time Grants”). Messrs. Kingsbury, Weyhrich, Metcalf, Hand and Katz received Special One-Time Grants of options to purchase 440,000, 110,000, 55,000, 110,000 and 110,000 shares of our common stock, respectively.

The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions. The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

Options granted to our named executive officers prior to April 2009 under the 2006 Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the 2006 Incentive Plan are exercisable in two tranches; and Special One-Time Grants granted to our named executive officers in 2013 under the 2006 Incentive Plan are exercisable in one tranche. Grants are made at or above fair market value. Option awards (other than Special One-Time Grants) granted to each named executive officer vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years. The Special One-Time Grants vest over a five year period commencing on the date (the “Trigger Date”) which is the day after the vesting of all other options held by grantee which were granted to such grantee prior to May 2013 and remain outstanding and unvested as of the date of the Special One-Time Grant, according to the following schedule: 20% on each of the first five anniversaries of the Trigger Date. All options (other than Special One-Time Grants) become exercisable upon a change of control. The vesting of Special One-Time Grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the Special One-Time Grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of Special One-Time Grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (subject to the potential acceleration of Special One-Time Grants in the event of a change of control, as described above, and except with respect to Mr. Kingsbury, whose option agreement and Special One-Time Grant agreement provide a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including certain of our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price. All then-current employees who previously received options were permitted to exchange options with an exercise price of $24.55 per share for an equal number of options with an exercise price of $8.18 per share and a new five year vesting schedule commencing on April 24, 2009. In addition, all then-current employees with options having an exercise price of $9.09 per share were eligible to have the exercise price of such options re-priced to $8.18 per share with no loss of vesting. These amendments were designed to create better incentives for employees to remain with us and contribute to achieving our business objectives.

In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option (including those held by certain of our named executive officers) from $16.36 per share and $8.18 per share to $10.96 per share and $2.78 per share, respectively, without affecting the existing vesting schedules thereof.

In order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, our Board of Directors in May 2013 approved a modification to all then outstanding options (including those held by our named executive officers) through a combination of exercise price reductions and cash payments to option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	from $2.78 per share to $0.79 – $1.65 per share;

•	from $4.55 per share to $0.79 per share;

•	from $5.91 per share to $0.79 – $0.94 per share;

•	from $10.91 per share to $3.17 – $5.02 per share; and

•	from $10.96 per share to $3.17 – $5.07 per share.

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules of the outstanding options.

Restricted Stock

In connection with the commencement of their employment with us, Mr. Kingsbury received an award of 82,500 shares of restricted stock and Mr. Metcalf received an award of 55,000 shares of restricted stock. In the judgment of the Committee, these grants were appropriate for each named executive officer’s position and were instrumental to our successful recruiting of each named executive officer.

On April 24, 2009, our Board of Directors granted one-time awards of shares of restricted stock to certain of our management employees, including certain of our named executive officers as follows: Mr. Kingsbury—39,721 shares; Mr. Weyhrich—48,884 shares; Mr. Hand—56,221 shares; and Mr. Katz—44,000 shares. The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position. The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

Shares of restricted stock granted (i) on April 24, 2009 to Messrs. Kingsbury, Weyhrich, Hand and Katz vested 50% on April 24, 2011 and vested 50% on April 24, 2012, (ii) on December 2, 2008 to Mr. Kingsbury in connection with the commencement of his employment with us vested one-third on each of December 2, 2009, December 2, 2010 and December 2, 2011, and (iii) on May 22, 2012 to Mr. Metcalf in connection with the commencement of his employment with us will vest 50% on May 22, 2014 and 50% on May 22, 2015. Except as otherwise noted:

•	shares of restricted stock vest only in the event that the recipient remains continuously employed by us on each vesting date;

•	all unvested shares of restricted stock will remain unvested following any change of control, provided, however, that 100% of such shares will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason;

•	all unvested shares of restricted stock will vest if the recipient’s employment is terminated prior to vesting as a result of the recipient’s death or disability;

•	all unvested shares of restricted stock will automatically be forfeited (and will not vest) if the recipient’s employment with us terminates for any reason prior to the vesting date; and

•	holders of unvested restricted shares have the right to vote such shares but cannot dispose of them until such shares have vested.

Benefits and Perquisites

Benefits

We maintain broad-based benefits that are provided to all full-time employees, including health, dental, life and disability insurance. Certain of these benefits require employees to pay a portion of the premium. Except with respect to life insurance (our named executive officers all receive life insurance in an amount equal to three time their annual base salary) and participation in an executive medical reimbursement plan (pursuant to which our named executive officers receive up to a certain amount per year (grossed up) to offset the cost of covered medical expenses), these benefits are offered to our named executive officers on the same basis as all other employees. We also maintain a savings plan in which our named executive officers who have at least one year of employment with us are eligible to participate, along with a substantial majority of our employees. The savings plan is a traditional 401(k) plan, under which we match 100% of the first 3% of the named executive officer’s compensation that is deferred and 50% of the next 2% of the named executive officer’s compensation that is deferred, up to the Internal Revenue Code limit for each respective year in which the named executive officer participates in the plan.

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with a car allowance or use of a company car. Additionally, certain of our named executive officers have received reimbursement of certain relocation and temporary living expenses (which may be subject to clawback in the event of termination on the conditions specified in each such named executive officer’s employment agreement).

These perquisites or other personal benefits generally represent a relatively modest portion of each named executive officer’s total compensation. The cost of these perquisites or other personal benefits to us is set forth below in the Summary Compensation Table below under the column “All Other Compensation,” and detail about each element is set forth in the footnote table following the Summary Compensation Table.

Tax and Accounting Considerations

We structure our compensation program in a manner that is consistent with our compensation philosophy and objectives. However, in the course of making decisions about executive compensation, the Committee takes into account certain tax and accounting considerations. For example, they take into account Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation. In making decisions about executive compensation, they also consider how various elements of compensation will affect our financial reporting. For example, they consider the impact of FASB ASC Topic 718—Stock Compensation, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

While it is the general intention of the Committee to design the components of our executive compensation program in a manner that is tax efficient for both us and our named executive officers, there can be no assurance that they will always approve compensation that is advantageous for us from a tax perspective.

Termination Based Compensation

Severance arrangements applicable to our named executive officers are set forth in each of their respective employment agreements. We believe these arrangements play an important role in protecting our highly competitive business by restricting our executive officers from working for a competitor during the specified severance period. Additionally, each named executive officer’s option grant agreement and restricted stock agreement (if applicable) contains terms regarding vesting in connection with the termination of employment and changes in control. A detailed discussion of compensation payable upon termination or a change in control is provided below under the caption entitled “Potential Payments Upon Termination or Change-in-Control.”

Report of the Compensation Committee

We, the Compensation Committee of the Board of Directors of Burlington Stores, Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, recommended to the Board of Directors that the “Compensation Discussion and Analysis” set forth above be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors:

Jordan Hitch

Joshua Bekenstein

The preceding Compensation Committee Report shall not be deemed to be filed, incorporated by reference into or part of any filing made by us (including any future filings) under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

Compensation Committee Interlocks and Insider Participation

Messrs. Bekenstein and Hitch served at all times during Fiscal 2013, and continue to currently serve, on the Committee. Neither of these individuals (i) has ever been an officer or an employee of ours, nor (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during Fiscal 2013) as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Compensation-Related Risk

In accordance with applicable disclosure requirements, to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, the Company is required to discuss those policies and practices for compensating the employees of the Company as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking. The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees and, based on such evaluation, has determined that the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Thomas A. Kingsbury, President and Chief Executive Officer	2013	1,040,165	225,000	(4)	—	4,027,194	1,756,130	333,000	7,381,489
	2012	958,291	—		—	—	—	68,176	1,026,467
	2011	887,167	—		—	—	609,494	55,378	1,552,039

Todd Weyhrich, Executive Vice President and Chief Financial Officer	2013	521,863	—		—	925,509	533,455	54,607	2,035,434
	2012	509,135	—		—	—		48,444	557,579
	2011	492,548	—		—	—	170,625	45,855	709,028

Paul Metcalf, Executive Vice President and Chief Merchandising Officer	2013	611,876	—		—	1,050,163	615,087	141,663	2,418,789
	2012	450,000	300,000	(1)	305,600	898,011	—	272,403	2,226,014

Fred Hand, Executive Vice President of Stores	2013	548,282	—		—	984,740	560,461	46,304	2,139,787
	2012	535,690	—		—	—	—	47,785	583,475
	2011	521,863	—		—	—	179,263	49,526	750,652

Marc Katz, Executive Vice President, Merchandising Support and Information Technology	2013	509,135	—		—	986,233	520,444	61,728	2,077,540
	2012	495,962	—		—	—	—	49,656	545,618
	2011	470,577	—		—	—	165,506	30,732	666,815

(1)	Represents a sign-on bonus pursuant to the terms of the named executive officer’s employment agreement.
(2)	Represents the aggregate grant date fair value of awards of restricted shares of our common stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 12 (entitled “Stock Option and Award Plans and Stock-Based Compensation”) to our February 1, 2014 Consolidated Financial Statements. The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(3)	Represents the aggregate grant date fair value of awards of options to purchase shares of our common stock and the incremental value of the modifications described below under the caption entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and the table entitled “Outstanding Equity Awards at Fiscal Year-End.” The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 12 (entitled “Stock Option and Award Plans and Stock-Based Compensation”) to our February 1, 2014 Consolidated Financial Statements. The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the share price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(4)	Represents a special one-time bonus award for Mr. Kingsbury for his performance during Fiscal 2013.
(5)	Represents awards earned under the Bonus Plan to be made to each named executive officer in April 2014 to the extent such officer remains employed by us on the payment date.

(6)	The amounts reported in this column for Fiscal 2013 represent the following:

Name	Relocation Expenses ($)(a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($)(b)	Company Paid Amounts for Life Insurance ($)	Executive Medical Reimbursement Plan ($)(c)	Other Perquisites or Contractual Arrangements ($)(d)	Total ($)
Thomas A. Kingsbury	—	10,200	35,000	2,538	11,989	273,273	333,000
Todd Weyhrich	—	10,200	25,000	2,484	16,923	—	54,607
Paul Metcalf	66,118	10,200	25,000	2,563	17,808	19,974	141,663
Fred Hand	—	10,200	16,530	2,538	17,036	—	46,304
Marc Katz	—	10,200	25,000	2,424	24,104	—	61,728

(a)	Consists of reimbursement for certain temporary housing expenses (grossed up).
(b)	The amount shown with respect to Mr. Hand consists of the following incremental costs to us associated with his use of a company car: (i) the value of the use of the company car purchased by us in Fiscal 2011 ($8,750); (ii) automobile insurance ($1,633); (iii) maintenance expenses ($3,001); and (iv) fuel expenses ($3,146). We incurred a cost of $33,601 to purchase a new car for Mr. Hand in Fiscal 2011. The amounts shown with respect to each other named executive officer consists of such officer’s aggregate annual automobile allowance.
(c)	Represents amounts reimbursed by us to each named executive officer as part of his participation in our executive medical reimbursement plan (grossed up).
(d)	Represents amounts paid by the Company on behalf of the named executive officer for certain state tax liabilities and reimbursement for estimated applicable income taxes to be paid by the named executive officer resulting from the inclusion of such amounts in such named executive officer’s taxable income.

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during Fiscal 2013:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					All Other Stock Awards: Number of Shares(#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Share)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)(2)
Thomas A. Kingsbury	—	—	$327,200	$1,308,800	—	—	—	—	—
	6/17/13	6/14/13	—	—	—	—	440,000	4.55	2,480,000
Todd Weyhrich	—	—	$98,496	$393,985	—	—	—	—	—
	6/17/13	6/14/13	—	—	—	—	110,000	4.55	620,100
Paul Metcalf	—	—	$115,547	$462,188	—	—	—	—	—
	6/17/13	6/14/13	—	—	—	—	55,000	4.55	310,050
Fred Hand	—	—	$103,482	$413,930	—	—	—	—	—
	6/17/13	6/14/13	—	—	—	—	110,000	4.55	620,100
Marc Katz	—	—	$96,094	$384,375	—	—	—	—	—
	6/20/13	6/14/13	—	—	—	—	110,000	4.55	620,100

(1)	The amounts shown represent the threshold and target payments the named executive officer was eligible to receive under our Bonus Plan for Fiscal 2013 in the event that the named executive officer “Meets Expectations” pursuant to the Performance Component and (i) with respect to the threshold payment, we attain only the predetermined threshold Adjusted EBITDA under the Financial Component, and (ii) with respect to the target payment, we attain both the predetermined target Adjusted EBITDA and the predetermined comparable store sales results target under the Financial Component. Amounts actually payable to each named executive officer are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Under the Bonus Plan, each named executive officer is eligible for his target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA or comparable store sales targets in the event that actual results exceed the targets. Accordingly, the Bonus Plan provides for unlimited potential awards and, as such, this column contains no maximum values. For additional information regarding the Bonus Plan, please refer to the section above entitled “Annual Incentive Awards.”
(3)

The amounts shown represent Special One-Time Grants of options to purchase our common stock granted to each named executive officer under the 2006 Incentive Plan during Fiscal 2013. The Special One-Time Grants vest over a five year period commencing on the Trigger Date which is the day after the vesting of all other options held by grantee which were granted to such grantee prior to May 2013 and remain outstanding and unvested as of the date of the Special One-Time Grant, according to the following schedule: 20% on each of the first five anniversaries of the Trigger Date. For additional information regarding these grants, please refer to the section above entitled “Long-Term Incentives.”
(4)	All grants of options had an exercise price equal to or greater than the fair market value of our common stock on the date of grant. Because we were a privately-held company and there was no market for shares of our common stock at the time of grant, fair market value was determined by our Board of Directors based on available information that was material to the value of our common stock.
(5)	The amounts shown in this column reflect the grant date fair value of the stock and option awards calculated in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We have written employment agreements with each of our named executive officers that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our Bonus Plan and employee benefit plans. On August 16, 2007, we entered into an employment agreement with Mr. Weyhrich which, as amended, provides for a minimum base salary of $450,000 and may terminate any year on August 21, upon our giving Mr. Weyhrich 90 days’ notice. On January 28, 2008, we entered into an employment agreement with Mr. Hand which, as amended, provides for a minimum base salary of $500,000 and may terminate any year on February 11, upon our giving Mr. Hand 90 days’ notice. On June 26, 2008, we entered into an employment agreement with Mr. Katz which, as amended, provides for a minimum base salary of $400,000 and may terminate any year on July 9, upon our giving Mr. Katz 90 days’ notice. On December 2, 2008, we entered into an employment agreement with Mr. Kingsbury which, as amended, provides for a minimum base salary of $850,000 and does not contain a fixed expiration date. On March 12, 2012, we entered into an employment agreement with Mr. Metcalf which, as amended, provides for a minimum base salary of $600,000 and may terminate any year on April 23, upon our giving Mr. Metcalf 90 days’ notice.

The agreements also restrict each named executive officer’s ability to engage in or perform any activities that are competitive with our business or to solicit our employees away from our service while we employ the executive and for a period of one to two years thereafter. Additionally, we have written agreements with each named executive officer pursuant to which we have granted them shares of restricted stock and options to purchase shares under our 2006 Incentive Plan. For additional information regarding such grants, please refer to the section above entitled “Long-Term Incentives.”

In addition, each employment agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his employment with us. For additional information regarding amounts payable upon termination to each of our named executive officers, see the discussion below under the caption entitled “Potential Payments Upon Termination or Change-in-Control.”

On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including certain of our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price. All then-current employees who previously received options were permitted to exchange options with an exercise price of $24.55 per share for an equal number of options with an exercise price of $8.18 per share and a new five year vesting schedule commencing on April 24, 2009. In addition, all then-current employees with options having an exercise price of $9.09 per share were eligible to have the exercise price of such options re-priced to $8.18 per share with no loss of vesting. These amendments were designed to create better incentives for employees to remain with us and contribute to achieving our business objectives.

In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option (including those held by certain of our named executive officers) from $16.36 per share and $8.18 per share to $10.96 per share and $2.78 per share, respectively, without affecting the existing vesting schedules thereof.

In order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, our Board of Directors in May 2013 approved a modification to all then outstanding options (including those held by our named executive officers) through a combination of exercise price reductions and cash payments to option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	from $2.78 per share to $0.79 – $1.65 per share;

•	from $4.55 per share to $0.79 per share;

•	from $5.91 per share to $0.79 – $0.94 per share;

•	from $10.91 per share to $3.17 – $5.02 per share; and

•	from $10.96 per share to $3.17 – $5.07 per share.

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules of the outstanding options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options and shares of unvested restricted stock held by each named executive officer as of February 1, 2014:

		Option Awards						Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable		Number of Shares Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares That Have Not Vested (#)(8)	Market Value of Shares of Stock That Have Not Vested ($)(9)
Thomas A. Kingsbury	12/2/2008	110,000	(3)	—		0.79	12/2/2018	—	—
	12/2/2008	55,000	(5)	—		3.17	12/2/2018	—	—
	12/2/2008	—		55,000	(4)	0.79	12/2/2018	—	—
	6/17/2013	—		440,000	(2)	4.55	6/17/2023	—	—

Todd Weyhrich	8/21/2007	—		9,174	(4)	1.65	8/21/2017	—	—
	11/5/2007	—		5,500	(4)	1.65	11/5/2017	—	—
	6/17/2013	—		110,000	(2)	4.55	6/17/2023	—	—

Paul Metcalf	5/22/2012	—		—		—	—	55,000	1,406,900
	5/22/2012	—		186,670	(7)	0.79	5/22/2022	—	—
	5/22/2012	—		33,330	(7)	3.17	5/22/2022	—	—
	6/17/2013	—		55,000	(2)	4.55	6/17/2023	—	—

Fred Hand	2/11/2008	—		7,337	(4)	0.79	2/11/2018	—	—
	4/13/2009	—		14,674	(6)	0.79	4/13/2019	—	—
	4/13/2009	—		7,337	(5)	3.17	4/13/2019	—	—
	6/17/2013	—		110,000	(2)	4.55	6/17/2023	—	—

Marc Katz	7/9/2008	—		7,337	(4)	0.79	7/9/2018	—	—
	7/22/2009	14,663	(6)	14,674	(6)	0.79	7/22/2019	—	—
	7/22/2009	7,337	(5)	7,337	(5)	3.17	7/22/2019	—	—
	6/20/2013	—		110,000	(2)	4.55	6/20/2023	—	—

(1)	All options (other than Special One-Time Grants) vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.
(2)	Special One-Time Grant which vests over a five year period commencing on the Trigger Date, which is the day after the vesting of all other options held by grantee which were granted to such grantee prior to May 2013 and remain outstanding and unvested as of the date of the Special One-Time Grant, according to the following schedule: 20% on each of the first five anniversaries of the Trigger Date.
(3)	Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, the exercise price of these options was modified to be $8.18 per share. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $8.18 per share to $2.78 per share without affecting the existing vesting schedules thereof. In May 2013, our Board of Directors, in order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders.
(4)

Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, these options were replaced on a one-for-one basis for replacement options with (i) an exercise price of $8.18 per share, and (ii) a new five-year vesting period commencing from and after such date, such that 40% of these options shall vest on April 24, 2011, and then one-third of the remaining 60% shall vest on April 24, 2012, 2013 and 2014, respectively. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $8.18 per share to $2.78 per share without affecting the existing vesting schedules thereof. In

May 2013, our Board of Directors, in order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders.
(5)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $16.36 per share to $10.96 per share without affecting the existing vesting schedules thereof. In May 2013, our Board of Directors, in order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders.
(6)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing approved an adjustment of the exercise price of each then outstanding option from $8.18 per share to $2.78 per share without affecting the existing vesting schedules thereof. In May 2013, our Board of Directors, in order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders.
(7)	In May 2013, our Board of Directors, in order to mitigate the impact of the dividend paid pursuant to our February 2013 debt refinancing, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders.
(8)	Provided that Mr. Metcalf remains continuously employed by us on such date, the shares of restricted stock granted to him will vest 50% on May 22, 2014 and 50% on May 22, 2015.
(9)	The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a price of $25.58 per share, which was the fair market value of each share at the end of Fiscal 2013.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised by our named executive officers, and the vesting of our named executive officers’ restricted stock, during Fiscal 2013.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas A. Kingsbury	220,000	—	(2)	—	—
	137,500	327,250	(3)
Todd Weyhrich	73,337	—	(2)	—	—
	14,663	22,288	(4)
Paul Metcalf	—	—		—	—

Fred Hand	65,989	—	(2)	—	—
	29,337	69,822	(3)
Marc Katz	58,652	—	(2)	—	—
	14,674	34,924	(3)

(1)	Messrs. Kingsbury, Weyhrich, Hand and Katz exercised the options reflected in this column on June 12, 2013, June 28, 2013, July 1, 2013 and July 15, 2013, respectively.
(2)	The dollar value reflects the difference in the fair market value of our shares at the time of exercise ($3.17) and the option’s exercise price ($3.17).
(3)	The dollar value reflects the difference in the fair market value of our shares at the time of exercise ($3.17) and the option’s exercise price ($0.79). This amount was not realized by the named executive officer as he retained ownership of the shares received upon exercise.
(4)	The dollar value reflects the difference in the fair market value of our shares at the time of exercise ($3.17) and the option’s exercise price ($1.65). This amount was not realized by the named executive officer as he retained ownership of the shares received upon exercise.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his employment with us, including termination in connection with a change of control. The amounts in the table below assume that each termination was effective as of January 31, 2014, the last business day of Fiscal 2013, and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Employment Agreements

We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment.

Termination Without Cause or for Good Reason

Each named executive officer’s employment agreement provides that he will be entitled to receive the following in the event that (i) his employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined below), or (ii) other than Mr. Kingsbury, the term of his employment expires on the expiration date specified in his employment agreement:

•	all previously earned and accrued but unpaid base salary and vacation and unpaid business expenses up to the date of such termination or expiration;

•	as applicable, any unpaid guaranteed bonuses or unreimbursed permitted relocation expenses;

•	a pro-rated portion of the then current year’s annual target performance bonus under the Bonus Plan through the date of termination or expiration, based on actual results (Bonus Payment);

•	severance pay (Severance Payment) in the full amount of his base salary at the time of termination or expiration from the date of termination or expiration, as applicable, through the period ending on the first anniversary of the date of termination or expiration (in Mr. Kingsbury’s case, the second anniversary of the date of termination); and

•	full continuation (Benefits Continuation) of his (i) hospital, health, disability, medical and life insurance benefits during the one-year period commencing on the date of termination (in Mr. Kingsbury’s case, a two year period commencing on the date of termination) with respect to Messrs. Kingsbury, Weyhrich, Hand and Katz, provided that to the extent any of those benefits cannot be provided by us during the applicable period, we will provide the executive with a sum of money calculated to permit him to obtain the same benefits individually, grossed up for tax purposes so that he remains whole; and (ii) medical insurance benefits during the one-year period commencing on the date of termination with respect to Mr. Metcalf, but only to the extent such medical insurance benefit was previously elected by the executive and in effect immediately prior to the date of termination and can be provided under our medical insurance plan during such period, provided that to the extent such benefits cannot be provided by us during such period, we will provide the executive with a sum of money calculated to permit him to obtain the same benefits individually, grossed up for tax purposes so that he remains whole.

Except as otherwise stated, such payments will be made in regular installments in accordance with our general payroll practices. All amounts payable as compensation are subject to all customary withholding, payroll and other taxes.

If, during the period when Mr. Metcalf is receiving Severance Payment or Benefits Continuation, he receives compensation from any source for services which are substantially similar to services provided by him under his employment agreement with us or accepts employment with a third party, (i) his Severance Payment will be reduced by the amount of any compensation received by him from such third party or new employer in respect of any services to be provided during the period prior to the first anniversary of termination or expiration, and (ii) Benefits Continuation will immediately cease on the earlier of the date he is first entitled to receive medical insurance benefits from his new employer or the first anniversary of the date of termination or expiration. Mr. Kingsbury’s rights to receive Benefits Continuation will cease at such time as he is eligible to be covered under the hospital, health, disability, medical or life insurance benefits, as apply, of any subsequent employer.

Each named executive officer shall only be entitled to receive the Bonus Payment, Severance Payment and Benefits Continuation in the event that he:

•	executes a release of claims in respect of his employment with us; and

•	has not breached, as of the date of termination or at any time during the period for which such payments or services are to be made, certain restrictive covenants (Restrictive Covenants) contained in his employment agreement regarding (i) confidentiality, (ii) intellectual property rights, and (iii) non-competition and non-solicitation (each of which extend for a period of one year (or two years, in the case of Mr. Kingsbury) following termination of employment).

Our obligation to make such payments or provide such services will terminate upon the occurrence of any such breach during such period.

For purposes of each named executive officer’s employment agreement,

•	“cause” means the named executive officer (i) is convicted of a felony or other crime involving dishonesty towards us or material misuse of our property; (ii) engages in willful misconduct or fraud with respect to us or any of our customers or suppliers or an intentional act of dishonesty or disloyalty in the course of his employment; (iii) refuses to perform his material obligations under his employment agreement which failure is not cured within 15 days after written notice to him; (iv) misappropriates one or more of our material assets or business opportunities; or (v) breaches a Restrictive Covenant which breach, if capable of being cured, is not cured within 10 days of written notice to him; and

•	“good reason” means the occurrence of any of the following events without the written consent of the named executive officer: (i) a material diminution of his duties or the assignment to him of duties that are inconsistent in any substantial respect with the position, authority or responsibilities associated with his position; (ii) our requiring him to be based at a location which is 50 or more miles from his principal office location on the date he commences employment with us; or (iii) a material breach by us of our obligations pursuant to his employment agreement (which breach goes uncured after notice and a reasonable opportunity to cure). No such condition is deemed to be “good reason” unless (i) we are notified within 30 days of the initial existence of such condition and are provided with a period of at least 30 days from the date of notice to remedy the condition, and (ii) (a) with respect to each named executive officer other than Mr. Kingsbury, within 10 days after the expiration of such period (but in no event later than 120 days after the initial existence of the condition), the named executive officer actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition; or (b) with respect to Mr. Kingsbury, at any time during the period commencing 10 days after the expiration of such period and ending 180 days after Mr. Kingsbury’s knowledge of the initial existence of the condition (but in all events within two years after the initial existence of said condition), Mr. Kingsbury actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition.

Termination for Any Other Reason

In the event that he is terminated for any other reason, including as a result of his death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, each named executive officer’s employment agreement provides that he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

Change-in-Control

None of our named executive officers are entitled to receive any payments upon a change-in-control pursuant to the terms of his employment agreement.

Option and Restricted Stock Agreements

Pursuant to the terms of the option agreements with each of our named executive officers, all options (other than Special One-Time Grants) become exercisable upon a change of control (as defined in the Stockholders Agreement). The vesting of Special One-Time Grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the Special One-Time Grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of Special One-Time Grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment and subject to the terms of the 2006 Incentive Plan,

•	options that have not vested will terminate immediately (subject to the potential acceleration of Special One-Time Grants in the event of a change of control, as described above, and except with respect to Mr. Kingsbury, whose option agreement and Special One-Time Grant agreement provide a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated by us without cause or Mr. Kingsbury resigns with good reason); and

•	unexercised vested options will be exercisable for a period of 60 days.

Pursuant to the terms of the restricted stock agreements with our named executive officers and subject to the terms of the 2006 Incentive Plan,

•	all unvested shares of restricted stock will remain unvested following any change of control, provided, however, that 100% of such shares will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason;

•	all unvested shares of restricted stock will vest if the recipient’s employment is terminated prior to vesting as a result of the recipient’s death or disability; and

•	all unvested shares of restricted stock will automatically be forfeited (and will not vest) if the recipient’s employment with us terminates for any reason (other than if, following a change of control, recipient’s employment is terminated by us without cause or the recipient resigns with good reason) prior to the vesting date.

		Termination Without Cause or for Good Reason or Expiration of Employment Agreement						Restricted Stock Acceleration Upon Change of Control, Death or Disability ($)(7)
Name	Base Salary ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Medical Benefits Continuation ($)(3)	Life Insurance Continuation ($)	Option and Restricted Stock Acceleration ($)(4)	Termination for Any Other Reason ($)(5)	Option Acceleration Upon Change of Control ($)(6)
Thomas A. Kingsbury	2,094,082	1,756,130	20,337	2,538	1,363,450	—	3,214,090	—
Todd Weyhrich	525,313	533,455	12,107	2,484	—	—	813,809	—
Paul Metcalf	616,250	615,087	11,393	—	—	—	5,605,804	1,406,900
Fred Hand	551,906	560,461	10,953	2,538	—	—	1,172,735	—
Marc Katz	512,500	520,444	11,393	2,424	—	—	1,172,735	—

(1)	The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of January 31, 2014, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; and (iii) with respect to each named executive officer other than Mr. Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his employment agreement.
(2)	The amounts set forth in this column for each of the named executive officers reflect the actual award to be received pursuant to the Bonus Plan with respect to Fiscal 2013 to the extent such officer remains employed by us on the payment date.
(3)	The amounts set forth in this column have been calculated based upon the coverage rates and elections in effect as of as January 31, 2014 for each of the named executive officers, and assumes that we can provide such coverage (i) for a period of two years for Mr. Kingsbury; and (ii) for a period of one year with respect to each named executive officer other than Mr. Kingsbury.
(4)	As described above, upon cessation of employment and subject to the terms of the 2006 Incentive Plan, options and restricted stock that have not vested will terminate immediately (subject to the potential acceleration of Special One-Time Grants in the event of a change of control, as described above, and except with respect to Mr. Kingsbury, whose option and Special One-Time Grant agreements contain a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason). The market value of each share of our common stock was $25.58 per share (“Market Price”) as of January 31, 2014. The dollar value in this column with respect to Mr. Kingsbury represents the product obtained by multiplying (a) the number of accelerated options with an exercise price less than the Market Price, by (b) the amount by which the Market Price exceeds such exercise price. As the hypothetical termination date of January 31, 2014 precedes the Trigger Date, options would not accelerate under Mr. Kingsbury’s Special One-Time Grant agreement.

(5)	Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him for good reason, including as a result of death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.
(6)	As described above, all options (other than Special One-Time Grants) become exercisable upon a change of control. The vesting of Special One-Time Grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the Special One-Time Grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of Special One-Time Grants granted to such grantee. Accordingly, the amount set forth in this column represents (assuming (i) withholding tax obligations due in connection with vesting are satisfied by a cash payment to us, and (ii) that a change of control has occurred and the grantee’s employment is terminated without cause or the grantee resigns with good reason) the product obtained by multiplying (a) the number of accelerated options with an exercise price less than the Market Price, by (b) the amount by which the Market Price exceeds such exercise price.
(7)	As described above, all unvested shares of restricted stock will remain unvested following any change of control, provided, however, that 100% of such shares will vest if, following a change of control, the named executive officer’s employment is terminated by us without cause or the named executive officer resigns with good reason. Unvested shares of restricted stock will vest if the named executive officer’s employment is terminated prior to vesting as a result of the named executive officer’s death or disability. Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us) the product obtained by multiplying the number of unvested shares of restricted stock by the Market Price in the event (a) of such named executive officer’s death or disability, or (b) the employment of such named executive officer is terminated by us without cause or he resigns with good reason following a change of control.

Director Compensation

Jay Margolis resigned from our Board of Directors in April 2013 and Mr. Mahoney was elected to our Board of Directors in December 2013. Other than Paul Sullivan and Messrs. Margolis and Mahoney, the members of our Board of Directors were not separately compensated for their services as directors during Fiscal 2013. Compensation provided to Mr. Kingsbury in his capacity as an executive officer is provided in the Summary Compensation Table above. All directors, however, are entitled to receive reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Mr. Margolis received an annual fee of $30,000 as compensation for his services as a director, payable in equal quarterly installments (and pro-rated for partial quarters). In addition, Mr. Margolis received options to purchase 22,000 shares under the 2006 Incentive Plan in connection with his election to our Board of Directors in December 2009. The Compensation Committee approved an amendment to Mr. Margolis’ option agreement in connection with his resignation from our Board of Directors to provide that options that have not vested at the time of resignation continue to vest in accordance with the vesting schedule set forth therein. 40% of Mr. Margolis’ options vested on December 15, 2011, 20% of his options vested on December 15, 2012, 20% of his options vested on December 15, 2013 and 20% of his options will vest on December 15, 2014.

Mr. Sullivan’s annual fees as compensation for his services as a director and as compensation for his services as Chairman of the Audit Committee were increased in December 2013 from $30,000 and $15,000, respectively, to $50,000 and $20,000, respectively. Mr. Sullivan’s fees are payable in equal quarterly installments. In addition, Mr. Sullivan received options to purchase 22,000 shares under the 2006 Incentive Plan in connection with his election to our Board of Directors in November 2012. 40% of these options will vest on November 12, 2014 and the remainder of these options will vest 20% on each of November 12, 2015, November 12, 2016 and November 12, 2017.

Mr. Mahoney receives an annual fee of $50,000 as compensation for his services as a director and an annual fee of $10,000 as compensation for his services as a member of the Audit Committee, each of which is payable in equal quarterly installments (and pro-rated for partial quarters). In addition, Mr. Mahoney received 3,456 shares of restricted stock pursuant to the 2006 Incentive Plan in connection with his election to our Board of Directors in December 2013. One-third of these shares will vest on each of December 16, 2014, December 16, 2015 and December 16, 2016.

The table below summarizes the compensation paid to Messrs. Margolis, Mahoney and Sullivan during Fiscal 2013:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Margolis (3)	5,500	(5)	—	32,052	—	—	—	37,552
Paul Sullivan (4)	48,611		—	71,337	—	—	—	119,948
John Mahoney	7,833	(6)	99,982	—	—	—	—	107,815

(1)	Represents the aggregate grant date fair value of awards of restricted shares of our common stock. The amount shown was calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 12 (entitled “Stock Option and Award Plans and Stock-Based Compensation”) to our February 1, 2014 Consolidated Financial Statements.
(2)	Represents the incremental value of the modifications described above under the caption entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.” The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 12 (entitled “Stock Option and Award Plans and Stock-Based Compensation”) to our February 1, 2014 Consolidated Financial Statements. The amount of compensation, if any, actually realized from the exercise and sale of vested options will depend on numerous factors, including the continued service of the director with respect to Mr. Sullivan during the vesting period of the award and the amount by which the share price on the day of exercise and sale exceeds the option exercise price.
(3)	As of February 1, 2014, Mr. Margolis had 13,211 options outstanding. Mr. Margolis resigned from our Board of Directors on April 10, 2013.
(4)	As of February 1, 2014, Mr. Sullivan had 22,000 options outstanding.
(5)	Represents the pro rata portion of Mr. Margolis’ annual fee as compensation for his services as a director for the period of Fiscal 2013 for which he was a director.
(6)	Represents the pro rata portion of Mr. Mahoney’s annual fee as compensation for his services as a director and the pro rata portion of his annual fee as compensation for his services as a member of the Audit Committee, in each case, for the period of Fiscal 2013 for which he was a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table describes the beneficial ownership of Burlington Stores, Inc. common stock as of March 19, 2014 by each person known to us to beneficially own more than 5% of Burlington Stores, Inc.’s common stock, each director, each named executive officer in the “Summary Compensation Table,” and all current directors and executive officers as a group. The beneficial ownership percentages reflected in the table below are based on 73,686,524 shares of our common stock outstanding as of March 19, 2014.

For further information regarding material transactions between us and certain of our stockholders, see Item 13 of this Annual Report on Form 10-K entitled “Certain Relationships and Related Party Transactions, and Director Independence.”

NAME OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIALLY OWNED	PERCENT OF CLASS
Bain Capital and related funds(2)	54,388,884	73.81%
Thomas Kingsbury (3)	1,222,221	1.65%
Todd Weyhrich (4)	268,884		*
Paul Metcalf	55,000		*
Fred Hand (5)	276,221		*
Marc Katz (6)	241,989		*
Joshua Bekenstein (7)	—	—
Jordan Hitch (8)	—	—
Tricia Patrick (8)	—	—
Paul J. Sullivan	5,882	—
John Mahoney	3,456	—
Executive Officers and Directors as a Group (14 persons)(9)	2,615,676	3.53%

*	Less than 1%
(1)	A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: voting power which includes the power to vote, or to direct the voting of, such security; and/or investment power which includes the power to dispose, or to direct the disposition of, such security. Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on March 19, 2014 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. The address of our executive officers, Mr. Sullivan and Mr. Mahoney is c/o Burlington Stores, Inc., 1830 Route 130 North, Burlington, New Jersey 08016.
(2)	The shares included in the table consist of: (i) 27,754,221 shares of common stock held by Bain Capital Integral Investors, LLC (“Integral”), of which Bain Capital Investors, LLC (“BCI”) is the administrative member; (ii) 25,977,237 shares of common stock held by Bain Capital Fund IX, LLC (“Fund IX”), of which BCI is the general partner of Bain Capital Partners IX, L.P., who is the general partner of Bain Capital Fund IX, L.P., who is the sole member of Fund IX, (iii) 644,556 shares of common stock held by BCIP TCV, LLC (“BCIP TCV”), of which BCI is the administrative member and (iv) 12,870 shares of common stock held by BCIP Associates-G (“BCIP-G”), of which BCI is the managing partner. As a result of the relationships described above, BCI may be deemed to share beneficial ownership of the shares held by each of Integral, Fund IX, BCIP TCV and BCIP-G (collectively, the “Bain Capital Entities”). The governance, investment strategy and decision-making process with respect to investments held by the Bain Capital Entities is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Pantevin, Dwight Poler, Jonathan Zhu and Stephen Zide. By virtue of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. Each of the Bain Capital Entities has an address c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(3)	Includes 220,000 shares of common stock that can be acquired upon the exercise of options exercisable on March 19, 2014 or within 60 days thereafter.
(4)	Includes 14,674 shares of common stock that can be acquired upon the exercise of options exercisable on March 19, 2014 or within 60 days thereafter.
(5)	Includes 29,348 shares of common stock that can be acquired upon the exercise of options exercisable on March 19, 2014 or within 60 days thereafter.
(6)	Includes 29,337 shares of common stock that can be acquired upon the exercise of options exercisable on March 19, 2014 or within 60 days thereafter.
(7)	Does not include shares of common stock held by the Bain Capital Entities. Mr. Bekenstein is a Managing Director of BCI and a member of GPEB and as a result, and by virtue of the relationships described in footnote (2) above, may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. The address for Mr. Bekenstein is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(8)	Does not include shares of common stock held by the Bain Capital Entities. Mr. Hitch is a Managing Director of BCI and Ms. Patrick is a Principal of BCI and as a result may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. The address for Mr. Hitch and Ms. Patrick is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(9)	Includes our current directors (Ms. Patrick and Messrs. Kingsbury, Bekenstein, Hitch, Mahoney and Sullivan) and our current executive officers (Joyce Manning Magrini, Bart Sichel, Paul Tang, Michael Metheny and Messrs. Kingsbury, Weyhrich, Metcalf, Hand, and Katz).

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the Offering, the 2013 Plan was adopted. During the year ended February 1, 2014, securities were authorized for issuance under both the 2006 Plan and the 2013 Plan. No securities have been issued under the 2013 Plan.

The following table presents the securities authorized for issuance under the 2006 Plan and the 2013 Plan at February 1, 2014:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHT-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity Compensation Plans Approved by Security Holders	4,619,323	$3.25	7,148,026
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,619,323		7,148,026

For additional information concerning our equity compensation plans, see Note 12 (entitled “Stock Option and Award Plans and Stock-Based Compensation”) to our February 1, 2014 Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incentive Plans

In connection with the Merger Transaction, Burlington Coat Factory Holdings, Inc. (“Holdings”) adopted the 2006 Incentive Plan, which we assumed on May 1, 2013. In connection with the Offering, we adopted the 2013 Incentive Plan. Each plan provides for grants of awards to employees, non-employee directors and consultants. There are 10,125,258 shares and 6,000,000 shares of our common stock currently reserved for issuance under the 2006 Incentive Plan and the 2013 Incentive Plan, respectively.

Stockholders Agreement

On February 14, 2013, in connection with our reorganization, we and the investors (including affiliates of Bain Capital who own a controlling interest in us) and managers, from time to time party thereto, which currently includes, among others, each of our named executive officers, entered into our Stockholders Agreement. On March 13, 2014, we, the managers and the investors entered into an Amended and Restated Stockholders Agreement (the “Amended Agreement”). The Amended Agreement provides that all managers other than such managers who are Senior Vice Presidents or above and such other persons designated from time to time by the Company’s board of directors as “senior managers” , may sell shares of our common stock subject to the Stockholders Agreement to the public, in accordance with applicable securities laws and the Company’s insider trading policy, as follows: up to 25% from and after adoption of Amended Agreement (the “Effective Date”), up to 50% from and after six months from the Effective Date, up to 75% from and after nine months from the Effective Date, and without quantity restriction from and after the one year anniversary of the Effective Date. Prior to the effectiveness of the Amended Agreement, managers were prohibited from selling shares of our common stock subject to the Stockholders Agreement other than in proportion to sales by the investors of their Company common stock until the expiration of the Stockholders Agreement, which will occur on the earlier of the fifth anniversary of our Offering or the time the investors have sold two-thirds (2/3) of their original holdings of our common stock. Senior managers remain subject to this restriction on sale under the Amended Agreement. In the event that the investors sell a percentage of their shares that is higher than the percentage allowed by the provision described above, all managers will be able to sell up to the percentage then sold by the investors. The Amended Agreement provides that non-senior managers will (i) be released from the Amended Agreement from and after the first anniversary of the Effective Date, and (ii) not have piggyback registration rights on future registered offerings of our common stock by the investors. Senior managers retain piggyback registration rights.

Advisory Agreement

In connection with the Merger Transaction, Holdings entered into an advisory agreement with Bain Capital (the “Prior Advisory Agreement”) pursuant to which Bain Capital provided certain management, consulting, financial and other advisory services. On February 14, 2013, we and each of Holdings, Burlington Coat Factory Warehouse Corporation, Bain Capital Partners, LLC entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”), which amended the Prior Advisory Agreement to add us as a party thereto. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless we or Bain Capital provided written notice of termination, except that the agreement terminated automatically upon our initial public offering or a change of control. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. As a result of the termination, Bain Capital was paid a fee of $10.1 million. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital pursuant to the Advisory Agreement amounted to $2.9 million during Fiscal 2013 and $4.3 million during each of Fiscal 2012 and Fiscal 2011.

Merchandise Purchases

Jim Magrini, brother-in-law of Joyce Manning Magrini, our Executive Vice President of Human Resources, is an independent sales representative of one of our suppliers of merchandise inventory. This relationship predated the commencement of Ms. Magrini’s employment with us. The dollar amount of our merchandise inventory purchases through Mr. Magrini serving as an independent sales representative for such supplier amounted to approximately $1.7 million since the beginning of Fiscal 2013. Mr. Magrini’s sales commissions generated by virtue of these transactions amounted to approximately $0.1 million since the beginning of Fiscal 2013.

Indemnification Agreements

We are party to indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Transactions with Portfolio Companies

Bain Capital, either directly or through affiliates, has ownership interests in a broad range of companies (“Portfolio Companies”) with whom we may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. We believe that none of our transactions or arrangements with Portfolio Companies is significant enough to be considered material to Bain Capital or to our business.

Policies and Procedures With Respect to Related Party Transactions

We have adopted policies and procedures whereby our Audit Committee is responsible for reviewing and approving related party transactions. In addition, our Code of Ethics requires that all of our employees and directors inform the Company of any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer must complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a director or a related person has a direct or indirect material interest.

Director Independence

As a controlled company, our Board of Directors is not required to consist of a majority of directors who meet the definition of independent under NYSE listing requirements, but the Audit Committee is currently required to and does consist of a majority of directors meeting the NYSE standards for independent audit committee members. The Audit Committee is required to consist solely of independent directors by the first anniversary of the Offering in October 2014.

Our Corporate Governance Guidelines provide that after we cease to be a controlled company and following any permissible phase-in period, our Board of Directors should consist of a majority of independent directors. Under our Corporate Governance Guidelines, our Board of Directors will determine the independence of a director according to the definitions of “independent director” included in pertinent listing standards of the NYSE and other relevant laws, rules and regulations. The Board of Directors has affirmatively determined that Mr. Sullivan and Mr. Mahoney, each of whom serve on our Audit Committee, are independent under the criteria established by the NYSE for director independence and for audit committee membership. In addition, our Board of Directors determined that Jay Margolis, who resigned from our Board of Directors in April 2013, was independent under the criteria established by the NYSE for director independence. In making these determinations, the Board of Directors did not consider any related party transactions that are not described in this Item 13.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for the fiscal years ended February 1, 2014 and February 2, 2013:

	2013	2012
	(in thousands)
Audit Fees (1)	$2,729	$2,144
Audit-Related Fees (2)	258	192
Tax Fees (3)	423	405

Total	$3,410	$2,741

(1)	Audit Fees – represents fees associated with the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States) and statutory audits. The 2013 audit fees also include fees associated with the Company’s Offering completed in October 2013.
(2)	Audit-Related Fees – represents fees for services that are normally provided by our independent registered public accounting firm in connection with refinancing transactions.
(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

In accordance with its charter, the Audit Committee must pre-approve all audit and permissible non-audit services to be provided by D&T. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T. All services provided by D&T during Fiscal 2013 and Fiscal 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 50 of this Report.

(2) Financial Statement Schedules. Schedule I – Condensed Financial Information of Registrant is set forth on pages 88-91 of this Report. Schedule II – Valuation and Qualifying Accounts filed as part of this Report is set forth on page 92 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit No.	Description

3.1(21)	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.

3.2(21)	Amended and Restated Bylaws of Burlington Stores, Inc.

4.1(10)	Indenture, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto and Wilmington Trust FSB.

4.2(10)	Form of 10.000% Senior Notes due 2019 (included in Exhibit 4.1).

4.3(15)	Indenture, dated February 20, 2013, among Burlington Holdings, LLC, Burlington Holdings Finance, Inc. and Wilmington Trust, National Association.

4.4(15)	Form of 9.00%/9.75% Senior Notes due 2018 (included in Exhibit 4.3).

10.1(10)	Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.1(14)	First Amendment, dated May 16, 2012, to the Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.2(15)	Amendment No. 2, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.3(16)	Amendment No. 3, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2(10)	First Amendment, dated February 24, 2011, to the Amended and Restated Credit Agreement, dated as of January 15, 2010, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents.

10.3(12)	Second Amended and Restated Credit Agreement, dated as of September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents.

10.4(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.

10.5(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.

10.6(8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.

Exhibit No.	Description

10.7(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.

10.8(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.

10.9(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.

10.10(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.

10.11(8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.

10.12(1)	Form of Swingline Note.

10.13(1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.

10.14(1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.15(1)	Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.16(1)	Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent.

10.17+(8)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.1+(8)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.2+(19)	Amendment No. 2 to Employment Agreement, dated as of October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.18+(2)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.18.1+(3)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.18.2+(17)	Amendment No. 2 to Employment Agreement, dated as of December 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.19+(4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.19.1+(19)	Amendment No. 1 to Employment Agreement, dated as of October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.20+(9)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.20.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.21+(13)	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.21.1+(17)	Amendment No. 1 to Employment Agreement, dated as of December 21, 2012, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

Exhibit No.	Description

10.22+(17)	Employment Agreement, dated as of March 12, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22.1+(17)	Amendment No. 1 to Employment Agreement, dated as of November 1, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.23+(3)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.23.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.24+(1)	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.24.1+(20)	Amendment No. 1 to Employment Agreement, dated as of July 17, 2007, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.24.2+(20)	Amendment No. 2 to Employment Agreement, dated as of December 7, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.25+(17)	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.25.1+(17)	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.26+(1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (for grants made prior to April 2009).

10.27+(1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made prior to April 2009).

10.28+(1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made prior to April 2009).

10.29+(1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.29.1+(4)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.

10.29.2+(5)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.

10.29.3+(7)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.

10.30+(5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)).

10.31+(5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)).

10.32+(5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014).

10.33+(5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014).

10.34+(5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.35+(5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

Exhibit No.	Description

10.36+(5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.37+(5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.38(17)	Stockholders Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc. and the investors and managers from time to time party thereto.

10.39(17)	Amended and Restated Advisory Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

10.40+(20)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).

10.41(10)	Registration Rights Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC.

10.42(17)	Termination Agreement, dated as of February 14, 2013, by and among Burlington Coat Factory Holdings, Inc., Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC.

10.43(21)	Form of Directors and Officers Indemnification Agreement.

10.44+(22)	Burlington Stores, Inc. 2013 Omnibus Incentive Plan.

10.45+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

10.46+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

10.47+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, dated as of June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

10.48†	Amended and Restated Stockholders Agreement among Burlington Stores, Inc. and the Investors and Managers named therein dated as of March 13, 2014.

10.49+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.50+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

10.51+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.52+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

21.1†	List of Subsidiaries of Burlington Stores, Inc.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
+	Management Contract or Compensatory Plan or Arrangement.
(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on August 17, 2007.
(3)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Reserved.
(7)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.
(8)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 24, 2011.
(11)	Reserved.
(12)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2011.
(13)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on April 20, 2012.
(14)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 17, 2012.
(15)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 21, 2013.
(16)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 22, 2013.
(17)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 26, 2013.
(18)	Reserved.
(19)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 filed on December 11, 2012.
(20)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 6, 2013.
(21)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 10, 2013.
(22)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 19, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2014.

Signature	Title

/s/ Thomas A. Kingsbury	President and Chief Executive Officer and Director
Thomas A. Kingsbury	(Principal Executive Officer)

/s/ Todd Weyhrich	Executive Vice President and Chief Financial Officer
Todd Weyhrich	(Principal Financial Officer)

/s/ John Crimmins	Senior Vice President and Chief Accounting Officer
John Crimmins	(Principal Accounting Officer)

/s/ Joshua Bekenstein	Director
Joshua Bekenstein

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ Tricia Patrick	Director
Tricia Patrick

/s/ John Mahoney	Director
John Mahoney

/s/ Paul Sullivan	Director
Paul Sullivan

EXHIBIT INDEX

Exhibit	Description

10.48	Amended and Restated Stockholders Agreement among Burlington Stores, Inc. and the Investors and Managers named therein dated as of March 13, 2014.

10.49	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.50	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

10.51	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.52	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

21.1	List of Subsidiaries of Burlington Stores, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document