Form 10-Q
period 2014-08-02
Burlington Stores, Inc.
filed 2014-09-11
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

The number of shares of registrant’s common stock outstanding as of August 30, 2014: 74,165,436.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,291	$132,984	$33,407
Restricted Cash and Cash Equivalents	32,100	32,100	34,800
Accounts Receivable, Net of Allowance for Doubtful Accounts	43,678	35,678	41,640
Merchandise Inventories	711,510	720,052	748,308
Deferred Tax Assets	14,172	13,475	12,411
Prepaid and Other Current Assets	76,131	77,708	74,360
Prepaid Income Taxes	31,691	4,523	14,668

Total Current Assets	938,573	1,016,520	959,594
Property and Equipment—Net of Accumulated Depreciation and Amortization	932,566	902,657	882,190
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	279,349	292,553	306,315
Goodwill	47,064	47,064	47,064
Other Assets	119,750	124,298	132,737

Total Assets	$2,555,302	$2,621,092	$2,565,900

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$564,531	$542,987	$555,593
Other Current Liabilities	270,475	301,803	270,786
Current Maturities of Long Term Debt	1,250	59,026	9,663

Total Current Liabilities	836,256	903,816	836,042
Long Term Debt	1,371,819	1,369,159	1,684,675
Other Liabilities	258,241	255,877	237,031
Deferred Tax Liabilities	229,132	242,708	247,065
Commitments and Contingencies (Notes 3, 4, 7, 10, 11, 12 and 14)
Common Stock, Class L (Notes 8 and 9)	—	—	1,076,244
Stockholders’ Deficit:
Preferred Stock, $0.0001 Par Value: Authorized: 50,000,000 shares; no shares issued and outstanding at August 2, 2014 and February 1, 2014	—	—	—
Common Stock, $0.0001 Par Value: Authorized: 500,000,000 shares at August 2, 2014 and February 1, 2014 and 582,771,244 shares at August 3, 2013
Issued: 74,809,682 shares at August 2, 2014, 74,218,275 shares at February 1, 2014 and 528,314,688 shares at August 3, 2013
Outstanding: 74,158,072 shares at August 2, 2014, 73,686,524 shares at February 1, 2014 and 523,502,100 shares at August 3, 2013	7	7	47
Additional Paid-In-Capital	1,354,363	1,346,259	—
Accumulated Deficit	(1,487,105)	(1,492,409)	(1,515,200)
Treasury Stock at Cost	(7,411)	(4,325)	(4)

Total Stockholders’ Deficit	(140,146)	(150,468)	(1,515,157)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$2,555,302	$2,621,092	$2,565,900

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
REVENUES:
Net Sales	$2,171,850	$2,028,724	$1,043,581	$963,711
Other Revenue	15,134	15,745	7,545	7,769

Total Revenue	2,186,984	2,044,469	1,051,126	971,480
COSTS AND EXPENSES:
Cost of Sales	1,343,488	1,267,973	645,027	600,320
Selling, General and Administrative Expenses	697,047	654,461	350,026	326,757
Costs Related to Debt Amendments, Secondary Offering and Other	1,341	11,457	917	2,603
Stock Option Modification Expense	1,791	7,263	963	7,263
Restructuring and Separation Costs (Note 4)	—	2,179	—	554
Depreciation and Amortization	81,757	85,239	40,549	41,247
Impairment Charges – Long-Lived Assets	848	139	829	88
Other Income, Net	(3,864)	(4,605)	(1,968)	(2,059)
Loss on Extinguishment of Debt	3,681	617	—	617
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Contracts)	52,098	67,630	25,546	33,327

Total Costs and Expenses	2,178,187	2,092,353	1,061,889	1,010,717

Income (Loss) Before Income Tax Expense (Benefit)	8,797	(47,884)	(10,763)	(39,237)
Income Tax Expense (Benefit)	3,493	(17,307)	(4,293)	(14,223)

Net Income (Loss)	$5,304	$(30,577)	$(6,470)	$(25,014)

Total Comprehensive Income (Loss)	$5,304	$(30,577)	$(6,470)	$(25,014)

Class L Preference Amount	$—	$(82,905)	$—	$(41,933)

Net Income (Loss) Attributable to Common Stockholders	$5,304	$(113,482)	$(6,470)	$(66,947)

Allocation of Net Income (Loss) to Common Stockholders – Basic:
Class L Stockholders	$—	$82,905	$—	$41,933

Common Stockholders	$5,304	$(113,482)	$(6,470)	$(66,947)

Net Income (Loss) Per Shares – Basic:
Class L Stockholders	$—	$15.93	$—	$8.01

Common Stockholders	$0.07	$(0.22)	$(0.09)	$(0.13)

Allocation of Net Income (Loss) to Common Stockholders – Diluted:
Class L Stockholders	$—	$82,905	$—	$41,933

Common Stockholders	$5,304	$(159,467)	$(6,470)	$(112,477)

Net Income (Loss) Per Shares – Diluted:
Class L Stockholders	$—	$15.93	$—	$8.01

Common Stockholders	$0.07	$(0.31)	$(0.09)	$(0.22)

Weighted Average Number of Shares – Basic:
Class L Stockholders	—	5,206	—	5,233

Common Stockholders	73,806	515,350	73,966	518,034

Weighted Average Number of Shares – Diluted:
Class L Stockholders	—	5,206	—	5,233

Common Stockholders	75,585	515,350	73,966	518,034

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
OPERATING ACTIVITIES
Net Income (Loss)	$5,304	$(30,577)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	81,757	85,239
Amortization of Deferred Financing Costs	4,384	4,585
Impairment Charges – Long-Lived Assets	848	139
Accretion of Senior Notes	1,100	1,566
Interest Rate Cap Contracts—Adjustment to Market	1	55
Provision for Losses on Accounts Receivable	75	103
Deferred Income Tax (Benefit)	(14,273)	(12,551)
Loss (Gain) on Disposition of Fixed Assets and Leasehold Improvements	270	(57)
Non-Cash Loss on Extinguishment of Debt–Write-off of Deferred Financing Costs and Original Issue Discount	2,521	466
Non-Cash Stock Compensation Expense	3,152	5,685
Non-Cash Rent Expense	(10,122)	(6,330)
Deferred Rent Incentives	13,807	18,079
Excess Tax Benefit from Stock Based Compensation	(4,023)	—
Insurance Recoveries	—	2,391
Changes in Assets and Liabilities:
Accounts Receivable	(8,266)	(5,634)
Merchandise Inventories	8,541	(68,118)
Prepaid and Other Current Assets	(24,811)	(15,758)
Accounts Payable	21,544	55,187
Other Current Liabilities	(32,076)	22,829
Other Long Term Assets and Long Term Liabilities	1,846	563

Net Cash Provided by Operating Activities	51,579	57,862

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(94,569)	(67,999)
Proceeds from Sale of Property and Equipment and Assets Held for Sale	136	393

Net Cash Used in Investing Activities	(94,433)	(67,606)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	275,000	339,000
Principal Payments on Long Term Debt—ABL Line of Credit	(275,000)	(324,000)
Principal Payments on Long Term Debt—Term Loan	(3,955)	(2,178)
Proceeds from Long Term Debt—Holdco Notes	—	343,000
Principal Payments on Long Term Debt—Holdco Notes	(58,000)	—
Repayment of Capital Lease Obligations	(486)	(453)
Payment of Dividends	—	(335,676)
Purchase of Treasury Shares	(3,086)	—
Proceeds from Stock Option Exercises and Related Tax Benefits	929	2,248
Excess Tax Benefit from Stock Based Compensation	4,023	—
Deferred Financing Costs	(264)	(22,126)

Net Cash Used in Financing Activities	(60,839)	(185)

Decrease in Cash and Cash Equivalents	(103,693)	(9,929)
Cash and Cash Equivalents at Beginning of Period	132,984	43,336

Cash and Cash Equivalents at End of Period	$29,291	$33,407

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$49,528	$48,053

Income Tax Payments – Net	$73,177	$1,632

Accretion of Class L Preferred Return	$—	$78,366

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$25,082	$21,861

Acquisition of Capital Lease	$5,302	$887

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2014

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 2, 2014, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 523 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (Fiscal 2013 10-K). The balance sheet at February 1, 2014 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2013 10-K. Because the Company’s business is seasonal in nature, the operating results for the six and three month periods ended August 2, 2014 are not necessarily indicative of results for the fiscal year ending January 31, 2015 (Fiscal 2014).

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component. ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The Company has early adopted ASU 2014-08 effective February 2, 2014. ASU 2014-08 did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is still assessing the impact of the adoption to the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the six month period ended August 2, 2014, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 2, 2014 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

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

Secondary Offering

On April 28, 2014, the Company commenced a public secondary offering of its common stock (the Secondary Offering). On May 6, 2014, the Company closed the Secondary Offering, in which 12,000,000 shares of common stock were sold by certain of the Company’s stockholders. In connection with the Secondary Offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. All of the shares sold in the Secondary Offering were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offering. The Company incurred $0.8 million in offering costs related to the Secondary Offering, which are included in the line item “Costs Related to Debt Amendments, Secondary Offering and Other” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

2. Stockholders’ Deficit

Activity in the Company’s stockholders’ deficit for the six month periods ended August 2, 2014 and August 3, 2013 are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at February 1, 2014	74,218,275	$7	$1,346,259	$(1,492,409)	(531,751)	$(4,325)	$(150,468)
Net Income	—	—	—	5,304	—	—	5,304
Stock Options Exercised and Related Tax Benefits of $4.0 million	496,636	—	4,952	—	—	—	4,952
Shares Used for Tax Withholding	—	—	—	—	(119,859)	(3,086)	(3,086)
Issuance of Restricted Shares, net of Forfeitures of 1,250 Restricted Shares, and Stock Option Compensation	94,771	—	3,152	—	—	—	3,152

Balance at August 2, 2014	74,809,682	$7	$1,354,363	$(1,487,105)	(651,610)	$(7,411)	$(140,146)

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at February 2, 2013	517,979,682	$47	$—	$(1,109,501)	(4,812,588)	$(4)	$(1,109,458)
Net Loss	—	—	—	(30,577)	—	—	(30,577)
Accretion of Class L Preferred Return	—	—	(5,644)	(72,722)	—	—	(78,366)
Stock Options Exercised and Related Tax Benefits	10,335,006	—	—	—	—	—	—
Issuance of Restricted Shares and Stock Option Compensation	—	—	5,644	—	—	—	5,644
Dividend	—	—	—	(302,400)	—	—	(302,400)

Balance at August 3, 2013	528,314,688	$47	$—	$(1,515,200)	(4,812,588)	$(4)	$(1,515,157)

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 2, 2014	February 1, 2014	August 3, 2013
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.25%, matures on February 23, 2017	$825,828	$828,839	$862,018
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2014 to February 15, 2019	450,000	450,000	450,000
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from August 15, 2014 to February 15, 2018	69,226	126,147	343,655
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016	—	—	15,000
Capital Lease Obligations	28,015	23,199	23,665

Total debt	1,373,069	1,428,185	1,694,338
Less: current maturities	(1,250)	(59,026)	(9,663)

Long-term debt, net of current maturities	$1,371,819	$1,369,159	$1,684,675

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the credit agreement governing its $1,000.0 million Senior Secured Term Loan Facility (Term Loan Credit Agreement). The Second Amendment created a restricted payments basket of $25.0 million and permitted Burlington Coat Factory Investments Holdings, Inc. (the parent of BCFWC and indirect subsidiary of Burlington Stores, Inc.) and all of its subsidiaries to use the “available amount” to make restricted payments (which basket included retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019) since the second quarter of Fiscal 2011), in each case so long as certain conditions were satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendments, Secondary Offering and Other” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Term Loan Facility by 100 basis points (provided that such interest rates would have been further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio was less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans). The Term B-2 Loans had the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

In connection with the Third Amendment, the Company paid an $8.7 million prepayment premium. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), $8.6 million of this prepayment premium was capitalized and included in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheet. In addition, third party fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendments, Secondary Offering and Other” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the second quarter of Fiscal 2013. In accordance with Topic 470, the Company recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the second quarter of Fiscal 2013.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million were payable as of the last day of each quarter. In January 2014, the Company elected to make a prepayment of $30.0 million, which offset the mandatory quarterly payments through the maturity date.

Based on the Company’s excess cash flow calculation as of February 1, 2014, the Company was required to make an additional payment of $4.0 million on the Term Loan Facility during the first quarter of Fiscal 2014. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.1 million, representing the write off of deferred financing costs and unamortized original issue discount, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On August 13, 2014, BCFWC entered into Amendment No. 4 to the Term Loan Credit Agreement (the Fourth Amendment). Refer to Note 14, “Subsequent Events,” for further details.

Prior to the Fourth Amendment, the Term Loan Facility contained financial covenants and required that BCFWC, exclusive of subsidiaries (referred to herein as BCFW), among other things, maintained on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount.

Prior to the Fourth Amendment, the interest rates for the Term Loan Facility were based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At August 2, 2014 and August 3, 2013, the Company’s borrowing rates related to the Term Loan Facility were 4.25%.

$450 Million Senior Notes

On February 24, 2011, BCFW issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

On August 13, 2014, the Company redeemed all indebtedness outstanding under the Senior Notes. Refer to Note 14, “Subsequent Events,” for further details.

The Senior Notes were senior unsecured obligations of BCFW and were guaranteed on a senior basis by Burlington Coat Factory Investments Holdings, Inc. and each of BCFW’s U.S. subsidiaries to the extent such guarantor was a guarantor of BCFW’s obligations under the Term Loan Facility. Interest was payable on the Senior Notes on each February 15 and August 15.

$350 Million Senior Notes

On February 20, 2013, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) at an issue price of 98.00%. The Holdco Notes were issued pursuant to an indenture dated February 20, 2013 among the Issuers and Wilmington Trust, National Association.

The Holdco Notes were senior unsecured obligations of the Issuers, which were not obligors or guarantors under the Term Loan Facility or the indenture governing the Senior Notes.

The Holdco Notes were scheduled to mature on February 15, 2018. Interest on the Holdco Notes was payable entirely in cash, unless certain conditions are satisfied, in which case the Issuers would have been entitled to pay, to the extent described in the indenture governing the Holdco Notes, interest by increasing the principal amount or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest accrued at the rate of 9.00% per annum and PIK interest accrued at the rate of 9.75% per annum and was payable semi-annually in arrears on February 15 and August 15 of each year. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months.

The indenture governing the Holdco Notes contained covenants that, among other things, restricted the ability of Holdings LLC and certain of its subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or redeem or repurchase capital stock; (iii) make other restricted payments; (iv) incur liens; (v) redeem debt that is junior in right of payment to the notes; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) enter into mergers or consolidations; and (viii) enter into transactions with affiliates. These covenants were subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if the Issuers sold assets or experienced certain changes of control, they were required to offer to purchase the Holdco Notes.

The Company used the net proceeds from the offering of the Holdco Notes to pay, in February 2013, a special cash dividend of $336.0 million, in the aggregate, payable in accordance with the Company’s charter to the then-current holders of the Company’s Class L and Class A common stock.

On November 7, 2013, the Issuers redeemed $221.8 million aggregate principal amount of the Holdco Notes.

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of the Holdco Notes. In accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities,” the Company recognized a loss on the extinguishment of long-term debt of $3.6 million representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On August 13, 2014, the Company redeemed all indebtedness outstanding under the Holdco Notes. Refer to Note 14, “Subsequent Events,” for further details.

ABL Line of Credit

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600.0 million ABL Line of Credit (the ABL Credit Agreement), which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement was $600.0 million and, subject to the satisfaction of certain conditions, the Company could have increased the aggregate amount of commitments up to $900.0 million. Interest rates under the amended and restated credit agreement were based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments was 0.375%. The ABL Line of Credit was collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

At August 2, 2014, the Company had $447.6 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the six and three month periods ended August 2, 2014 amounted to $75.0 million and $60.0 million, respectively. Average borrowings during the six and three month periods ended August 2, 2014 amounted to $12.4 million and $15.9 million, respectively, at average interest rates of 1.9%.

At August 3, 2013, the Company had $447.5 million available under the ABL Line of Credit and $15.0 million outstanding borrowings. The maximum borrowings under the facility during the six and three month periods ended August 3, 2013 amounted to $125.0 million and $75.0 million, respectively. Average borrowings during the six and three month periods ended August 3, 2013 amounted to $23.4 million and $22.4 million, respectively, at average interest rates of 2.2% and 2.4%, respectively. There was no outstanding balance under the ABL Line of Credit at February 1, 2014.

On August 13, 2014, BCFWC entered into a First Amendment (the ABL Amendment) to the ABL Credit Agreement. Refer to Note 14, “Subsequent Events,” for further details.

The Company had $24.4 million, $30.1 million and $42.1 million in deferred financing costs, net of accumulated amortization, as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing costs amounted to $4.4 million and $2.2 million for the six and three month periods ended August 2, 2014, respectively and $4.6 million and $2.5 million for the six and three month periods ended August 3, 2013, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended August 2, 2014, the Company wrote off $1.5 million of deferred financing costs related to the April 4, 2014 redemption of the Holdco Notes and $0.1 million related to the $4.0 million excess cash flow Term Loan Repayment. During the second quarter of Fiscal 2014, the Company incurred new deferred financing fees of $0.3 million as a result of the refinancing transactions that were completed on August 13, 2014. Refer to Note 14, “Subsequent Events,” for further details.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations.” During Fiscal 2013, in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations. During the six and three month periods ended August 3, 2013, severance charges of $2.2 million and $0.6 million, respectively, were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no severance charges recorded during Fiscal 2014.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets as of August 2, 2014 and August 3, 2013:

	(in thousands)
	February 1, 2014	Charges	Cash Payments	Other	August 2, 2014
Severance – Separation Cost	$233	$—	$(233)	$—	$—

	(in thousands)
	February 2, 2013	Charges	Cash Payments	Other	August 2, 2013
Severance – Restructuring	$—	$924	$(676)	$—	$248
Severance – Separation Cost	597	1,255	(952)	—	900

Total	$597	$2,179	$(1,628)	$—	$1,148

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

Financial Assets

The Company’s financial assets as of August 2, 2014, February 1, 2014 and August 3, 2013 included cash equivalents and interest rate cap contracts. The Company’s financial assets as of August 3, 2013 also included a note receivable. The Company’s financial liabilities are discussed below. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the interest rate cap contracts are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable was based on a discounted cash flow analysis whose inputs are unobservable, and therefore it fell within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 2, 2014	February 1, 2014	August 3, 2013
Assets:
Level 1
Cash equivalents (including restricted cash)	$32,338	$32,324	$34,998
Level 2
Interest rate cap contracts(a)	$—	$1	$14
Level 3
Note Receivable(b)	$—	$—	$385

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets as of February 1, 2014 and August 3, 2013 (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap contracts).
(b)	As of August 3, 2013, this note receivable was included in “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of the Level 3 note receivable is related to the Company receiving full payment on the note during Fiscal 2013.

Financial Liabilities

The fair value of the Company’s debt as of August 2, 2014, February 1, 2014 and August 3, 2013 is noted in the table below:

	(in thousands)
	August 2, 2014		February 1, 2014		August 3, 2013
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.25%, matures on February 23, 2017	$825,828	$822,029	$828,839	$836,091	$862,018	$869,920
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019	450,000	490,793	450,000	501,458	450,000	502,875
$350,000 Senior Notes, 9% / 9.75%, due at maturity on February 15, 2018, semi-annual interest payments on February 15 and August 15, from August 15 to February 15, 2018	69,226	70,437	126,147	128,512	343,655	353,964
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016(a)	—	—	—	—	15,000	15,000

Total debt	$1,345,054	$1,383,259	$1,404,986	$1,466,061	$1,670,673	$1,741,759

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since August 2, 2014, and current estimates of fair value may differ from amounts presented herein.

Refer to Note 14, “Subsequent Events,” for further details on transactions related to the Company’s indebtedness subsequent to August 2, 2014.

6. Derivative Instruments and Hedging Activities

As of August 2, 2014, February 1, 2014 and August 3, 2013, the Company was party to two outstanding interest rate cap contracts to manage the interest rate risk associated with future interest payments on variable-rate debt.

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s Term Loan Facility and ABL Line of Credit contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap contracts, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap contracts are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap contracts are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contracts – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows. The Company’s two interest rate cap contracts each have a notional principal amount of $450.0 million, a cap rate of 7% and terminate on May 31, 2015.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	August 2, 2014		February 1, 2014		August 3, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Contracts	Other Assets	$—	Other Assets	$1	Other Assets	$14

(in thousands)
Fair Values of Derivative Instruments
Liability Derivatives
	August 2, 2014		February 1, 2014		August 3, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Contracts	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(in thousands)
(Gain) or Loss on Derivative Instruments
	Location of Loss (Gain) Recognized in Comprehensive Income (Loss) related to Derivatives	Amount of Loss (Gain) Recognized in Comprehensive Income (Loss) Related to Derivatives
Derivatives Not Designated as Hedging Instruments Under Topic No. 815		Six Months Ended		Three Months Ended
		August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Interest Rate Cap Contracts	Interest Expense	$1	$55	$—	$(5)

Refer to Note 14, “Subsequent Events,” for further details on transactions related to the Company’s derivative instruments and hedging activities subsequent to August 2, 2014.

7. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	August 2, 2014	February 1, 2014	August 3, 2013
Current Deferred Tax Asset	$14,172	$13,475	$12,411
Non-Current Deferred Tax Liability	229,132	242,708	247,065

Net Deferred Tax Liability	$214,960	$229,233	$234,654

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270), and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of August 2, 2014 and August 3, 2013, the Company’s best estimate of its annual effective income tax rate was 40.9% and 38.2%, respectively (before discrete items). The increase in our annual effective tax rate was primarily driven by certain hiring credits available during Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

As of August 2, 2014, February 1, 2014 and August 3, 2013, valuation allowances amounted to $5.7 million, $5.7 million and $5.8 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of August 2, 2014, the Company has $7.6 million of deferred tax assets recorded for state net operating losses of which $5.7 million will expire between 2013 and 2025.

In addition, management also determined that a full valuation allowance of $3.8 million, $3.4 million and $2.3 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

8. Capital Stock

Capital Structure after the Reclassification

Common Stock

As of August 2, 2014, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

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

(a)	582,771,244 shares of Class A common stock, par value $0.0001 per share; and

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

During the first quarter of Fiscal 2014, the Company acquired 119,859 shares of common stock from employees for $3.1 million (average of $25.75 per share) to satisfy their tax withholding related to the exercise of stock options. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Dividend

During the first quarter of Fiscal 2013, the Board of Directors declared an aggregate dividend in the amount of $336.0 million ($5.89 per unit), payable on that date in accordance with the Company’s charter to the holders of the Company’s common stock as of that date.

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

Immediately after the Reclassification, dilutive net income (loss) per share is calculated using the treasury stock method.

The computation of basic and diluted earnings per common share is as follows:

	(in thousands, except per share data)
	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Income (Loss)	$5,304	$(30,577)	$(6,470)	$(25,014)

Class L Preference Amount	$—	$(82,905)	$—	$(41,933)

Net Income (Loss) Attributable to Common Stockholders	$5,304	$(113,482)	$(6,470)	$(66,947)

Allocation of Net Income (Loss) to Common Stockholders – Basic:
Class L Stockholders	$—	$82,905	$—	$41,933

Common Stockholders	$5,304	$(113,482)	$(6,470)	$(66,947)

Net Income (Loss) Per Shares – Basic:
Class L Stockholders	$—	$15.93	$—	$8.01

Common Stockholders	$0.07	$(0.22)	$(0.09)	$(0.13)

Allocation of Net Income (Loss) to Common Stockholders – Diluted:
Net Income (Loss) Attributable to Common Stockholders	$5,304	$(113,482)	$(6,470)	$(66,947)
Class L Preference Amount of Common Stock Equivalents	—	(45,985)	—	(45,530)

Allocation of Net Income (Loss) to Common Stockholders	$5,304	$(159,467)	$(6,470)	$(112,477)

Net Income (Loss) Per Shares – Diluted:
Class L Stockholders	$—	$15.93	$—	$8.01

Common Stockholders	$0.07	$(0.31)	$(0.09)	$(0.22)

Weighted Average Number of Shares – Basic:
Class L Stockholders	—	5,206	—	5,233

Common Stockholders	73,806	515,350	73,966	518,034

Weighted Average Number of Shares –Diluted:
Class L Stockholders	—	5,206	—	5,233

Common Stockholders	75,585	515,350	73,966	518,034

The Company determined the Class L preference amount based upon the Class L diluted common stock multiplied by (i) $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

Less than 0.1 million shares of common stock were excluded from diluted earnings per share for the six months ended August 2, 2014, since their effect was anti-dilutive.

As of August 3, 2013, there were unvested options outstanding to purchase Class L common stock and Class A common stock of 351,338 shares and 34,782,462 shares, respectively that were excluded from diluted earnings per share, since their effect was anti-dilutive.

As of August 3, 2013, there were non-vested restricted stock units of Class L common stock and Class A common stock of 5,000 shares and 495,000 shares, respectively that were excluded from diluted earnings per share, since their effect was anti-dilutive.

Changes in Class L Common Stock

The changes in Class L Common Stock were as follows:

	(in thousands, except shares)
	Six Months Ended
	August 3, 2013
	Shares	Amount
Class L Common Stock, beginning of year	5,183,506	$1,029,189
Stock Option Exercised and Related Tax Benefits - Class L Common Stock	104,394	2,248
Issuance/Forfeiture of Restricted Shares and Compensation	—	41
Dividend	—	(33,600)
Accretion of Class L preferred return	—	78,366

	5,287,900	$1,076,244

The Company accounted for the fair value measurement of its Class L common stock in accordance with Topic No. 820, as described in Note 5, “Fair Value Measurements.” The inputs into the determination of fair value require significant management judgment or estimation. The fair value of the Class L common stock was classified as Level 2 of the fair value hierarchy as it was a model-derived valuation whose inputs are observable. As of August 3, 2013, the fair value of the outstanding Class L Common Stock was $613.4 million.

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

As of August 2, 2014, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the six month period ended August 2, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $27.40 to $31.81 per share. Options granted during the six month period ended August 3, 2013 were all service-based awards and were granted under the 2006 Plan at an exercise price of $50.00 per unit.

During the second quarter of Fiscal 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant. All service-based awards granted during the three months ended August 2, 2014 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $1.8 million and $1.0 million of incremental compensation expense during the six and three months ended August 2, 2014, respectively, of which $0.4 million and $0.2 million, respectively is payable in cash. During the second quarter of Fiscal 2013, the Company recorded $7.3 million of incremental compensation expense, of which $3.7 million is payable in cash. These costs were recorded in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of August 2, 2014, the Company expects to recognize $4.2 million of incremental compensation expense to be recorded over the remaining vesting periods, of which $0.8 million will be paid in cash.

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

Non-cash stock compensation expense is as follows:

	(in thousands)
	Six Months Ended		Three months Ended
Type of Non-Cash Stock Compensation	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock Option Modification (a)	$1,400	$3,452	$815	$3,452
Stock Option Grants (b)	1,471	2,192	758	1,702
Restricted Stock Issuances(b)	281	41	212	21

Total (c)	$3,152	$5,685	$1,785	$5,175

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during Fiscal 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Included in the line item “Selling, General and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)	For the six and three months ended August 2, 2014, the tax benefit related to the Company’s non-cash stock compensation was $1.3 million and $0.7 million, respectively. For the six and three months ended August 3, 2013, the tax benefit related to the Company’s non-cash stock compensation was $2.1 million and $1.9 million, respectively.

As of August 2, 2014, the Company had 4,206,556 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was $13.0 million of unearned non-cash stock-based option compensation, exclusive of the $4.2 million of incremental compensation associated with the modification, that the Company expects to recognize as expense over a weighted average period of 4.5 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of August 2, 2014, 1,104,882 outstanding options to purchase shares of common stock under the 2006 Plan had vested. As of August 2, 2014, no options were outstanding under the 2013 Plan.

Stock option transactions during the six month period ended August 2, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options Outstanding February 1, 2014	4,619,323	$3.25
Options Granted	115,567	28.12
Options Exercised(a)	(496,636)	1.87
Options Forfeited	(31,698)	3.07

Options Outstanding August 2, 2014	4,206,556	$4.10

(a)	Options exercised during the six months ended August 2, 2014 had a total intrinsic value of $12.6 million.

The following table summarizes information about the options outstanding and exercisable under the 2006 Plan as of August 2, 2014:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at August 2, 2014	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at August 2, 2014	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	1,425,471	6.4	699,519	5.6
$3.17	434,897	6.0	243,708	5.1
$4.55 - $5.91	2,178,296	8.6	161,655	6.4
$26.96	52,761	9.5	—	—
$27.40 - $29.86	115,131	9.8	—	—

	4,206,556		1,104,882

The aggregate intrinsic value of options outstanding as of August 2, 2014 was $119.7 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of August 2, 2014:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and Expected to Vest	4,044,362	7.6	$4.03	$115.3 million

The fair value of each stock option granted during the six month period ended August 2, 2014 was estimated on the date of grant using the Black Scholes option pricing model using the following assumptions:

	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Risk-Free Interest Rate	2.1%	1.7%
Expected Volatility	44.0%	36.8%
Expected Life (years)	6.3	7.4
Contractual Life (years)	10.0	10.0
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued	$12.25	$5.64

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During the six months ended August 2, 2014, the Company granted 96,021 shares of restricted stock at fair values based upon the closing price of the Company’s common stock on the date of grant. There were no restricted stock awards granted during the six months ended August 3, 2013. All shares of restricted stock granted to date under the 2006 Plan are service-based awards that cliff vest at the end of the requisite service period. Shares of restricted stock are expensed on a straight-line basis over the requisite service period of three to four years. Following a change of control, all unvested shares of restricted stock shall accelerate and vest as of the date of such change of control.

As of August 2, 2014, there was $2.9 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.6 years. At August 2, 2014, 1,033,560 of the outstanding shares of restricted stock had vested.

Award grant and vesting transactions during the six month period ended August 2, 2014 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, February 1, 2014	81,396	$12.58
Awards Granted	96,021	27.78
Awards Vested	(27,500)	5.56
Awards Forfeited	(1,250)	27.40

Non-Vested Awards Outstanding, August 2, 2014	148,667	$23.57

11. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight-line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $28.6 million, $29.2 million and $29.7 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $59.0 million, $57.2 million and $53.7 million, as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. At August 2, 2014, February 1, 2014 and August 3, 2013, the portion of self-insurance reserve expected to be paid in the next twelve months of $24.1 million, $23.6 million and $21.9 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balances at August 2, 2014, February 1, 2014 and August 3, 2013 of $34.9 million, $33.6 million and $31.8 million, respectively, were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, General and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At August 2, 2014, February 1, 2014 and August 3, 2013, deferred lease incentives were $158.8 million, $157.5 million and $142.6 million, respectively.

12. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such accruals were $3.6 million, $1.3 million and $1.0 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. The Company is unable to estimate any outcome that may be assessed against the Company, in excess of amounts accrued, in the event of an adverse determination.

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. While the Company denies liability and intends to defend itself vigorously in the matter, the Company is unable to predict whether plaintiff or the Company will prevail at trial which is scheduled for December 1, 2014, or thereafter on appeal.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $131.8 million for the remainder of Fiscal 2014 and $276.8 million, $266.9 million, $247.5 million, $220.1 million and $865.1 million for the fiscal years ended January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019 and all subsequent years thereafter, respectively. Total future minimum lease payments include $59.6 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $376.4 million of minimum lease payments for 27 stores and 2 warehouses that the Company has committed to open.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $47.9 million, $43.9 million and $59.9 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. Among these arrangements as of August 2, 2014, February 1, 2014 and August 3, 2013, the Company had letters of credit in the amount of $29.6 million, $28.8 million and $31.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $18.3 million, $15.1 million and $28.5 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $447.6 million, $456.2 million and $447.5 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. Refer to Note 14, “Subsequent Events,” for further details on transactions related to the Company’s debt subsequent to August 2, 2014.

Purchase Commitments

The Company had $720.2 million of purchase commitments related to goods that were not received as of August 2, 2014.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

13. Related Parties

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During the six and three months ended August 2, 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket fees and expenses, amounted to $0.1 million. During the six and three months ended August 3, 2013, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $2.2 million and $1.1 million, respectively. These amounts are recorded in the line item “Selling, General and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and

Comprehensive Income (Loss). The Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets as of August 3, 2013.

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

14. Subsequent Events

New Term Loan

On August 13, 2014 (the Closing Date), BCFWC entered into the Fourth Amendment to the Term Loan Credit Agreement (the Amended Term Loan Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, as joint lead arrangers and joint book runners for the Fourth Amendment, governing the terms of BCFWC’s term loan facility (the New Term Loan Facility).

The parties entered into the Fourth Amendment in order to, among other things, (i) refinance and replace the outstanding $830.6 million principal amount of Term B-2 Loans with $1,200.0 million principal amount of term B-3 loans (the Term B-3 Loans), (ii) enable BCFWC to redeem in full its outstanding Senior Notes, (iii) make a distribution to Holdings LLC to enable Holdings LLC to redeem in full its outstanding Holdco Notes, (iv) increase the available incremental amount from $150.0 million to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00, (v) remove the following financial performance covenants: (a) consolidated leverage ratio, (b) consolidated interest ratio and (c) capital expenditures, and (vi) give BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio.

The Term B-3 Loans will mature on August 13, 2021, seven years after the Closing Date.

ABL Facility

Also on the Closing Date, BCFWC entered into the ABL Amendment to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFWC, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A. as co-syndication agents, Suntrust Bank and U.S. Bank, National Association as co-documentation agents and the other parties thereto, governing BCFWC’s existing senior secured asset-based revolving credit facility (the Amended ABL Line of Credit).

The parties entered into the ABL Amendment in order to, among other things (i) enable BCFWC to redeem in full its outstanding 10% Senior Notes due 2019, (ii) make a distribution to Holdings to enable Holdings to redeem in full its outstanding 9.00%/9.75% senior notes due 2018 and (iii) give BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR was reduced from 1.75% - 2.25% (based on total commitments or borrowing base availability) to 1.25% - 1.50% (based on total commitments or borrowing base availability).

The Amended ABL Line of Credit will mature on August 13, 2019, five years after the Closing Date.

As a result of these transactions, the Senior Notes and Holdco Notes, with carrying values at August 2, 2014 of $450.0 million and $70.2 million (exclusive of original issue discount), respectively, have been repaid. Additionally, the Term Loan Facility with a carrying value of $830.6 million (exclusive of original issue discount) at August 2, 2014 has been replaced with the $1,200.0 million New Term Loan Facility. Borrowings on the Amended ABL Line of Credit related to the transaction were $217.0 million. Total borrowings of $1,417 million are being used to pay (i) the outstanding principal on the Term Loan Facility, Holdco Notes and Senior Notes, (ii) prepayment premiums of $45.1 million, (iii) $28.4 million of interest associated with the Term Loan Facility, Holdco Notes and Senior Notes and (iv) approximately $14 million of various fees expected to be incurred.

As a result of these transactions, the Company is not required to comply with any financial covenants associated with our outstanding debt obligations as of August 2, 2014.

The Company estimates approximately $14 million of various fees and charges will be incurred as a result of these transactions. Through August 2, 2014, the Company incurred $0.3 million of fees, which were capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. The aggregate impact of these transactions is expected to result in a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively.

Derivatives and Hedging

On August 19, 2014, the Company entered into four interest rate cap contracts to manage the interest rate risk associated with future interest payments on variable-rate debt. The Company will use the interest rate cap contracts, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The new interest rate cap contracts will be recorded at a fair value and adjusted to market on a quarterly basis. The effective portions of changes in the fair value of the derivatives will be recorded in accumulated other comprehensive income or loss and will be recognized in the results of operations when the hedged item affects earnings. Ineffective portions will be recognized in the results of operations. Cash flows from the interest rate cap contracts will be classified in the statement of cash flows within operating activities consistent with the classification of interest.

Two of the interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $775.0 million, cap rates of 6.25%, are effective August 31, 2014 and mature on February 28, 2017. The other two interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $680.0 million, cap rates of 7.25%, are effective February 28, 2017 and mature on February 28, 2019.

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

Highlights from the six month period ended August 2, 2014 compared to the six month period ended August 3, 2013 include the following:

•	We generated total revenues of $2,187.0 million compared to $2,044.5 million.

•	Net sales increased $143.1 million to $2,171.9 million (inclusive of a 3.6% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 38.1% compared to 37.5%, which more than offset an approximate 30 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.1% compared to 32.3%.

•	We earned net income of $5.3 million compared with a net loss of $30.6 million.

•	Adjusted Net Income (Loss) (as subsequently defined in this Form 10-Q) increased $25.2 million to $17.7 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) increased $23.9 million to $150.4 million.

Highlights from the three month period ended August 2, 2014 compared to the three month period ended August 3, 2013 include the following:

•	We generated total revenues of $1,051.1 million compared to $971.5 million.

•	Net sales increased $79.9 million to $1,043.6 million (inclusive of a 4.7% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 38.2% compared to 37.7% which more than offset an approximate 40 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 33.5% compared to 33.9%.

•	We recorded a net loss of $6.5 million compared with a net loss of $25.0 million.

•	Adjusted Net Loss (as subsequently defined in this Form 10-Q) improved $12.7 million to a loss of $0.9 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) increased $11.2 million to $58.1 million.

Fiscal Year

Fiscal 2014 is defined as the 52 week year ending January 31, 2015. We define the 2013 fiscal year (Fiscal 2013) as the 52 week year ending February 1, 2014.

Store Openings, Closings, and Relocations

During the six months ended August 2, 2014, we opened 3 new Burlington Stores and closed 1 Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. As part of our growth strategy, we plan to open approximately 20 net new Burlington Stores during the remainder of Fiscal 2014.

Debt Transactions

On April 4, 2014, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers) redeemed $58.0 million aggregate principal amount of the $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes). In connection with this transaction, we recorded a loss on the extinguishment of debt of $3.6 million, representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on our excess cash flow calculation as of February 1, 2014, we were required to make an excess cash flow payment of $4.0 million on our $1,000.0 million senior secured term loan facility (Term Loan Facility) during the first quarter of Fiscal 2014. In connection with this transaction, we recognized a loss on the extinguishment of debt of $0.1 million, representing the write off of deferred financing costs and unamortized original issue discount, which is recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

On August 13, 2014, subsequent to the end of the second quarter of Fiscal 2014, we completed the refinancing of our ABL Line of Credit, Term Loan Facility, 10% Senior Notes due 2019 (Senior Notes) and Holdco Notes. As a result of these transactions, the Senior Notes and Holdco Notes, with carrying values at August 2, 2014 of $450.0 million and $70.2 million (exclusive of original issue discount), respectively, have been repaid. Additionally, the Term Loan Facility with a carrying value of $830.6 million (exclusive of original issue discount) at August 2, 2014 has been replaced with a $1,200.0 million Term Loan Facility (New Term Loan Facility). Borrowings on our Amended ABL Line of Credit related to the transaction were $217.0 million.

We estimate approximately $14 million of various fees and charges will be incurred as a result of these transactions. Through August 2, 2014, we incurred $0.3 million of fees, which were capitalized and included in the line item “Other Assets” on our Condensed Consolidated Balance Sheets. Refer to Note 14 to our August 2, 2014 Condensed Consolidated Financial Statements, “Subsequent Events,” for further details. The aggregate impact of these transactions is expected to result in a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively.

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

Secondary Offering

On April 28, 2014, we commenced a public secondary offering of our common stock (the Secondary Offering). On May 6, 2014, we closed the Secondary Offering, in which 12,000,000 shares of common stock were sold by certain of our stockholders. In connection with the Secondary Offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. All of the shares sold in the Secondary Offering were offered by selling stockholders. We did not receive any of the proceeds from the Secondary Offering. We incurred $0.8 million in offering costs related to the Secondary Offering, which are included in the line item “Costs Related to Debt Amendments, Secondary Offering and Other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Ongoing Initiatives for Fiscal 2014

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

•	Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$75,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last three years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

II.	Expanding and Enhancing Our Retail Store Base. We intend to expand and enhance our retail store base through the following initiatives:

•	Adhering to an Opportunistic Yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2013. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

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

Although we have diversified our product offerings, weather continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring.

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

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for Net Income (Loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income (Loss) does not reflect the amortization of net favorable leases which are non-cash and are amortized over the life of the lease;

•	Adjusted Net Income (Loss) does not reflect costs related to debt amendments and costs related to the Secondary Offering that are expensed during the fiscal periods;

•	Adjusted Net Income (Loss) does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income (Loss) does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income (Loss) does not reflect impairment charges on long lived assets; and

•	Adjusted Net Income (Loss) does not reflect annual advisory fees paid to Bain Capital that are expensed during the fiscal periods.

During the six months ended August 2, 2014, Adjusted Net Income (Loss) increased $25.2 million to income of $17.7 million as result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above.

For the three months ended August 2, 2014, Adjusted Net Loss improved $12.7 million to a loss of $0.9 million as result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above.

The following table shows our reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the six and three month periods ended August 2, 2014 compared to the six and three month periods ended August 3, 2013:

	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):
Net Income (Loss)	$5,304	$(30,577)	$(6,470)	$(25,014)
Net Favorable Lease Amortization(a)	13,106	15,665	6,535	6,835
Costs Related to Debt Amendments, Secondary Offering and Other(b)	1,341	11,457	917	2,603
Stock Option Modification Expense(c)	1,791	7,263	963	7,263

	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Loss on Extinguishment of Debt(d)	3,681	617	—	617
Impairment Charges(e)	848	139	829	88
Advisory Fees(f)	126	2,175	60	1,103
Tax Effect(g)	(8,462)	(14,180)	(3,711)	(7,071)

Adjusted Net Income (Loss)	$17,735	$(7,441)	$(877)	$(13,576)

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the acquisition of BCFWC on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction, and are recorded in the line item “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Costs are primarily related to the Secondary Offering in Fiscal 2014 and advisory and professional fees associated with Amendments No. 2 and No. 3 to our Senior Secured Term Loan Credit Agreement in February and May 2013, respectively.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 10 to our August 2, 2014 Condensed Consolidated Financial Statements, “Stock Option and Award Plans and Stock-Based Compensation,” for further details.
(d)	For Fiscal 2014, amounts represent losses incurred in accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities,” (Topic No. 405) related to the April 2014 partial redemption of our Holdco Notes and the excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to the Term Loan Credit Agreement Refer to Note 3 to our August 2, 2014 Condensed Consolidated Financial Statements, “Long Term Debt,” for further details.
(e)	Represents impairment charges on long lived assets.
(f)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket fees and expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our advisory agreement with Bain Capital which was terminated on October 2, 2013 in connection with our initial public offering (the Offering). All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements.

For the six months ended August 2, 2014, Adjusted EBITDA increased $23.9 million to $150.4 million as a result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

For the three months ended August 2, 2014, Adjusted EBITDA increased $11.2 million to $58.1 as a result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income (Loss) to Adjusted EBITDA for the six and three month periods ended August 2, 2014 compared to the six and three month periods ended August 3, 2013:

	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$5,304	$(30,577)	$(6,470)	$(25,014)
Interest Expense	52,098	67,630	25,546	33,327
Interest Income	(24)	(165)	(12)	(90)
Loss on Extinguishment of Debt(a)	3,681	617	—	617
Costs Related to Debt Amendments, Secondary Offering and Other(b)	1,341	11,457	917	2,603
Stock Option Modification Expense(c)	1,791	7,263	963	7,263
Advisory Fees(d)	126	2,175	60	1,103
Depreciation and Amortization	81,757	85,239	40,549	41,247
Impairment Charges(e)	848	139	829	88
Tax Expense (Benefit)	3,493	(17,307)	(4,293)	(14,223)

Adjusted EBITDA	$150,415	$126,471	$58,089	$46,921

(a)	For Fiscal 2014, amounts represent losses incurred in accordance with Topic No. 405 related to the April 2014 partial redemption of our Holdco Notes and the excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to the Term Loan Credit Agreement. Refer to Note 3 to our August 2, 2014 Condensed Consolidated Financial Statements, “Long Term Debt,” for further details.
(b)	Costs are primarily related to the Secondary Offering in Fiscal 2014 and advisory and professional fees associated with Amendments No. 2 and No. 3 to our Senior Secured Term Loan Credit Agreement in February and May 2013, respectively.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 10 to our August 2, 2014 Condensed Consolidated Financial Statements, “Stock Option and Award Plans and Stock-Based Compensation,” for further detail.
(d)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket fees and expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our advisory agreement with Bain Capital which was terminated on October 2, 2013 in connection with the Offering. All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(e)	Represents impairment charges on long lived assets.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the six and three month periods ended August 2, 2014 we experienced an increase in comparable store sales of 3.6% and 4.7%, respectively.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, General and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the six and three month periods ended August 2, 2014 was 38.1% and 38.2%, respectively, compared with 37.5% and 37.7% during the six and three month period ended August 3, 2013, respectively. This improvement more than offset an approximate 30 basis point and 40 basis point increase in product sourcing costs for the six and three months ended August 2, 2014, respectively, which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory. Inventory at August 2, 2014 decreased to $711.5 million compared with $748.3 million at August 3, 2013. This was primarily driven by a decrease in average inventory per comparable store of 18.4% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive sales. This decrease was partially offset by an increase in our pack-and-hold inventory of approximately $41 million and our 20 net new stores opened since August 3, 2013.

Inventory at February 1, 2014 was $720.1 million. The decrease in inventory from February 1, 2014 was primarily driven by a decrease in average inventory per comparable store as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive sales, partially offset by increased inventories related to an increase in our pack-and-hold inventory of approximately $20 million and our two net new stores opened since February 1, 2014.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our annualized comparable store inventory turnover rate (exclusive of warehouse inventory) as of August 2, 2014 and August 3, 2013 was 4.4 turns per year and 3.6 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the first quarter of Fiscal 2014, we changed our definition of store payroll to exclude payroll associated with our loss prevention team. These costs are now included in our product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This change aligns our external reporting of store payroll with how the metric is reviewed internally by senior management. Under the current definition, store payroll as a percentage of net sales was 9.1% and 9.7% for the six and three month periods ended August 2, 2014, respectively, and 9.4% and 9.8% for the six and three month periods ended August 3, 2013, respectively. Under the previous definition, store payroll as a percentage of net sales was 9.6% and 10.2% for the six and three month periods ended August 2, 2014, respectively, and 9.9% and 10.4% for the six and three month periods ended August 3, 2013, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from the leverage of our comparable store sales and efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $103.7 million during the six month period ended August 2, 2014 resulting in a cash and cash equivalent balance of $29.3 million. During the six month period ended August 3, 2013, cash and cash equivalents decreased $9.9 million. The decrease in cash flows from the first six months of Fiscal 2014 compared to the first six months of Fiscal 2013 was primarily driven by:

•	a $401.0 million decrease in cash flow related to net repayments on our Holdco Notes ($58.0 million net repayments on our Holdco Notes during the six months ended August 2, 2014 compared to $343.0 million net proceeds from our Holdco Notes during the six months ended August 3, 2013);

•	a $15.0 million decrease in cash flow related to net proceeds on our ABL Line of Credit (borrowings equal to repayments during the first six months of Fiscal 2014 compared to $15.0 million net proceeds during the first six months of Fiscal 2013);

•	a $26.6 million increase in capital expenditures, primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details); and

•	a $6.3 million decrease in cash provided by operating activities as a result of changes in our income tax payments and working capital as well as our improved operating results (refer to the section below entitled “Cash Flow for the Six Months Ended August 2, 2014 Compared with the Six Months Ended August 3, 2013” for further explanation); partially offset by

•	a $335.7 million decrease in dividends paid (zero dividends paid during the six months ended August 2, 2014 compared to $335.7 million of dividends paid in during the six months ended August 3, 2013); and

•	a $21.8 million decrease in deferred financing costs ($0.3 million deferred financing costs during the six months ended August 2, 2014 compared to $22.1 million of deferred financing costs during the six months ended August 3, 2013).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at August 2, 2014 was $70.2 million compared to $88.8 million at August 3, 2013. The decrease was primarily attributable to a decrease in our comparable store inventories, partially offset by an increase in our prepaid income taxes as a result of our improved operating results. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for the six and three month periods ended August 2, 2014 and August 3, 2013.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.7	0.8	0.7	0.8

Total Revenue	100.7	100.8	100.7	100.8
Cost of Sales	61.9	62.5	61.8	62.3
Selling, General and Administrative Expenses	32.1	32.3	33.5	33.9
Costs Related to Debt Amendments, Secondary Offering and Other	0.1	0.6	0.1	0.3
Stock Option Modification Expense	0.1	0.4	0.1	0.7
Restructuring and Separation Costs	—	0.1	—	0.1
Depreciation and Amortization	3.7	4.2	3.9	4.3
Impairment Charges – Long-Lived Assets	—	—	—	—
Other (Income) Expense, Net	(0.2)	(0.2)	(0.2)	(0.2)
Loss on Extinguishment of Debt	0.2	—	—	0.1
Interest Expense	2.4	3.3	2.5	3.5

Total Expense	100.3	103.2	101.7	105.0

Loss before Income Tax Expense (Benefit)	0.4	(2.4)	(1.0)	(4.2)
Income Tax Expense (Benefit)	0.2	(0.9)	(0.4)	(1.6)

Net Income (Loss)	0.2%	(1.5)%	(0.6)%	(2.6)%

Six Month Period Ended August 2, 2014 Compared With the Six Month Period Ended August 3, 2013

Net Sales

We experienced an increase in net sales for the first six months of Fiscal 2014 of $143.1 million, or 7.1%, to $2,171.9 million. This increase was primarily attributable to the following:

•	an increase in net sales of $76.6 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; and

•	an increase in comparable store sales of $73.1 million, or 3.6%, to $2,087.9 million; partially offset by

•	a $6.6 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 60 basis points during the six months ended August 2, 2014, driven by improved execution. This improvement more than offset an approximate 30 basis point increase in product sourcing costs, which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On a dollar basis, cost of sales increased $75.5 million, or 6.0%, during the six months ended August 2, 2014, primarily driven by our overall increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales improved by approximately 20 basis points during the six months ended August 2, 2014. We experienced positive leverage from comparable store sales achieved on store related costs, primarily payroll, as well as a shift in the timing of expenses to the third quarter of Fiscal 2014. Partially offsetting these rate improvements was an increase in product sourcing costs as well as deterioration as a result of a legal accrual established during the second quarter of Fiscal 2014. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Six Months Ended
	August 2, 2014	Percentage of Net Sales	August 3, 2013	Percentage of Net Sales	$ Variance	% Change
Store Related Costs	$480.3	22.1%	$455.1	22.4%	$25.2	5.5%
Product Sourcing Costs	90.2	4.1	77.5	3.8	12.7	16.4
Corporate Costs	70.8	3.3	65.5	3.2	5.3	8.1
Marketing and Strategy Costs	31.0	1.5	30.3	1.5	0.7	2.3
Other Selling, General and Administrative Expenses	24.7	1.1	26.1	1.4	(1.4)	(5.4)

Selling, General and Administrative Expenses	$697.0	32.1%	$654.5	32.3%	$42.5	6.5%

Store related costs as a percentage of net sales improved approximately 30 basis points during the six months ended August 2, 2014. This improvement was primarily driven by the improved leverage of store payroll, inclusive of bonus, of approximately 30 basis points driven by our improved operating results and our 3.6% increase in comparable store sales.

On a dollar basis, the $25.2 million increase in store related costs was primarily driven by our 20 net new stores that have opened since the second quarter of Fiscal 2013 as well as stores that were operating for the full six months ended August 2, 2014 that were not operating for the full six months ended August 3, 2013.

Product sourcing costs as a percentage of net sales increased approximately 30 basis points during the six months ended August 2, 2014 as expected, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was primarily driven by an increase of approximately 30 basis points in our supply chain costs, or $9.5 million on a dollar basis.

The increase in corporate costs as a percentage of net sales during the six months ended August 2, 2014 was primarily related to an increase in our legal accrual of approximately 10 basis points. On a dollar basis, the increase in corporate costs is driven by the establishment of a $3.0 million legal accrual during the second quarter of Fiscal 2014 and an increase in business insurance of $1.2 million attributable to our general business expansion.

The improvement in other selling, general and administrative expenses as a percentage of net sales during the six months ended August 2, 2014 was primarily related to a 10 basis point, or $2.0 million on a dollar basis, reduction in our advisory fees paid to Bain Capital. Refer to Note 13 to our August 2, 2014 Condensed Consolidated Financial Statements, “Related Parties,” for further details.

Costs Related to Debt Amendments, Secondary Offering and Other

During the six months ended August 2, 2014, costs related to debt amendments, Secondary Offering and other totaled $1.3 million, primarily driven by $0.8 million of costs associated with the Secondary Offering. During the six months ended August 3, 2013, costs related to debt amendments, Secondary Offering and other totaled $11.5 million and were related to refinancing fees associated with the February 2013 and May 2013 Term Loan amendments. Refer to Note 3 to our Condensed Consolidated Financial Statements, “Long Term Debt,” for further details on our amendments to our Term Loan.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During the six months ended August 2, 2014, we recorded $0.4 million of expense related to these payments. We expect to recognize the remaining expense of $0.3 million during the remainder of Fiscal 2014 and $0.4 million, $0.1 million and less than $0.1 million for the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During the six months ended August 2, 2014, we recognized $1.4 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $1.0 million during the remainder of Fiscal 2014 and $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $81.8 million during the six months ended August 2, 2014 compared with $85.2 million during the comparative period. The decrease in depreciation and amortization expense was primarily driven by the expiration dates of certain of our favorable leases.

Interest Expense

Interest expense decreased $15.5 million to $52.1 million during the six months ended August 2, 2014, primarily driven by the following:

•	a decrease of $11.1 million of interest expense related to our Holdco Notes as a result of the $221.8 million and $58.0 million principal prepayments on our Holdco Notes in November 2013 and April 2014, respectively; and

•	a decrease of $4.0 million related to our Term Loan as a result of (i) the refinancing in May 2013 which reduced the interest rates associated with the Term Loan by 100 basis points and to reduce the LIBOR floor by 25 basis points, (ii) the $30.0 million prepayment in January 2014 and (iii) the $2.2 million quarterly payments.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, during the six months ended August 2, 2014 compared with the prior year’s period are summarized in the table below:

	Six Months Ended
	August 2, 2014	August 3, 2013
Average Interest Rate – ABL Line of Credit	1.9%	2.2%
Average Interest Rate – Term Loan	4.3%	5.0%
Average Balance – ABL Line of Credit	$12.4 million	$23.4 million
Average Balance – Term Loan	$832.5 million	$871.0 million

Income Tax Expense (Benefit)

Income tax expense was $3.5 million for the six months ended August 2, 2014 compared to a benefit of $17.3 million for the six months ended August 3, 2013. The effective tax rates for the six months ended August 2, 2014 and August 3, 2013 were 39.7% and 36.1%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the six months ended August 2, 2014, resulting in the annual effective income tax rate of 40.9% (before discrete items) being our best estimate. The effective tax rate for the six months ended August 2, 2014 was impacted by discrete adjustments that decreased the tax expense by $0.1 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the expiration of statute of limitations, partially offset by an increase in deferred tax liabilities due to changes in state tax rates and apportionment.

Our best estimate of the projected annual effective income tax rate for the first six months of Fiscal 2013 was 38.2% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the tax benefit by $1.0 million, primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods and write off of deferred tax assets relating to vested stock options forfeited during the quarter. The increase in our annual effective tax rate for the second quarter of Fiscal 2014 compared to the second quarter of Fiscal 2013 is primarily driven by certain hiring credits available during the second quarter of Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

Net Income (Loss)

We earned net income of $5.3 million for the first six months of Fiscal 2014 compared with a net loss of $30.6 million for the comparative period. The increase in our net income was primarily driven by our improved gross margin, a reduction in our interest expense, and a decrease in costs related to our debt amendments, Secondary Offering and other, partially offset by increases in our selling, general and administrative expenses and income tax expense.

Three Month Period Ended August 2, 2014 Compared With the Three Month Period Ended August 3, 2013

Net Sales

We experienced an increase in net sales for the second quarter of Fiscal 2014 of $79.9 million, or 8.3%, to $1,043.6 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $45.1 million, or 4.7%, to $1,002.2 million; and

•	an increase in net sales of $36.3 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; partially offset by

•	a $1.5 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 50 basis points during the second quarter of Fiscal 2014 driven by improved execution. This improvement more than offset an approximate 40 basis point increase in product sourcing costs, which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On a dollar basis, cost of sales increased $44.7 million, or 7.5%, for the second quarter of Fiscal 2014, primarily driven by our overall increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 40 basis points for the second quarter of Fiscal 2014. We experienced positive leverage from comparable store sales achieved on store related costs, primarily payroll, as well as a shift in the timing of expenses to the third quarter of Fiscal 2014. Partially offsetting these rate improvements was an increase in product sourcing costs as well as deterioration as a result of a legal accrual established during the second quarter of Fiscal 2014. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Three Months Ended
	August 2, 2014	Percentage of Net Sales	August 3, 2013	Percentage of Net Sales	$ Variance	% Change
Store Related Costs	$243.4	23.3%	$229.5	23.8%	$13.9	6.1%
Product Sourcing Costs	47.0	4.5	39.6	4.1	7.4	18.7
Corporate Costs	36.6	3.5	34.9	3.6	1.7	4.9
Other Selling, General and Administrative Expenses	12.2	1.2	12.3	1.3	(0.1)	(0.8)
Marketing and Strategy Costs	10.8	1.0	10.5	1.1	0.3	2.9

Selling, General and Administrative Expenses	$350.0	33.5%	$326.8	33.9%	$23.2	7.1%

Store related costs as a percentage of net sales improved approximately 50 basis points during the second quarter of Fiscal 2014. This improvement was primarily driven by the improved leverage of store payroll, inclusive of bonus, of approximately 30 basis points and improved leverage in occupancy costs of approximately 10 basis points, primarily driven by our 4.7% increase in comparable store sales.

On a dollar basis, the $13.9 million increase in store related costs was primarily driven by our 20 net new stores that have opened since the second quarter of Fiscal 2013 as well as stores that opened during the second quarter of Fiscal 2013 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 40 basis points during the second quarter of Fiscal 2014, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was primarily driven by an increase of approximately 30 basis points in our supply chain costs, or $5.3 million on a dollar basis.

Corporate costs as a percentage of net sales improved approximately 10 basis points during the second quarter of Fiscal 2014 driven by a shift in the timing of expenses to the third quarter of Fiscal 2014. This improvement was partially offset by the establishment of a $3.0 million legal accrual during the second quarter of Fiscal 2014.

Costs Related to Debt Amendments, Secondary Offering and Other

During the three months ended August 2, 2014, costs related to debt amendments, Secondary Offering and other totaled $0.9 million, primarily driven by $0.4 million of costs associated with the Secondary Offering. During the three months ended August 3, 2013, costs related to debt amendments, Secondary Offering and other totaled $2.6 million and were related to refinancing fees associated with the May 2013 Term Loan amendment. Refer to Note 3 to our Condensed Consolidated Financial Statements, “Long Term Debt,” for further details on our amendments to our Term Loan.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During the second quarter of Fiscal 2014, we recorded $0.2 million of expense related to these payments. We expect to recognize the remaining expense of $0.3 million during the remainder of Fiscal 2014 and $0.4 million, $0.1 million and less than $0.1 million for the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During the second quarter of Fiscal 2014, we recognized $0.8 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $1.0 million during the remainder of Fiscal 2014 and $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $40.5 million during the second quarter of Fiscal 2014 compared with $41.2 million during the comparative period. The decrease in depreciation and amortization expense was primarily driven by the timing of when our fixed assets are placed into service and the expiration dates of our favorable leases.

Interest Expense

Interest expense decreased $7.8 million to $25.5 million during the second quarter of Fiscal 2014, primarily driven by the following:

•	a decrease of $6.5 million of interest expense related to our Holdco Notes as a result of the $221.8 million and $58.0 million principal prepayments on our Holdco Notes in November 2013 and April 2014, respectively;

•	a decrease of $0.8 million related to our Term Loan as a result of (i) the refinancing in May 2013 which reduced the interest rates associated with the Term Loan by 100 basis points and to reduce the LIBOR floor by 25 basis points, (ii) the $30.0 million prepayment in January 2014 and (iii) the $2.2 million quarterly payments; and

•	a decrease of $0.4 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes and Term Loan mentioned above.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the second quarter of Fiscal 2014 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	August 2, 2014	August 3, 2013
Average Interest Rate – ABL Line of Credit	1.9%	2.4%
Average Interest Rate – Term Loan	4.3%	4.4%
Average Balance – ABL Line of Credit	$15.9 million	$22.4 million
Average Balance – Term Loan	$830.6 million	$871.0 million

Income Tax Benefit

Income tax benefit was $4.3 million and $14.2 million during the second quarters of Fiscal 2014 and Fiscal 2013, respectively. The effective tax rates for the second quarter of Fiscal 2014 and the comparative quarter were 39.9% and 36.2%, respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2014, resulting in the annual effective income tax rate of 40.9% (before discrete items) being our best estimate. The effective tax rate for the second quarter of Fiscal 2014 was impacted by discrete adjustments that increased the tax expense by $0.1 million, primarily related to the increase in unrecognized tax benefits for interest accrued for the quarter.

Our best estimate of the projected annual effective income tax rate for the second quarter of Fiscal 2013 was 38.2% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the tax benefit by $0.9 million, primarily related to the accrual of interest for unrecognized tax benefits established in prior years, true-ups for income tax expense in prior periods and write off of deferred tax assets relating to vested stock options forfeited during the quarter. The increase in our annual effective tax rate for the second quarter of Fiscal 2014 compared to the second quarter of Fiscal 2013 is primarily driven by certain hiring credits available during the second quarter of Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

Net Income (Loss)

We recorded a net loss of $6.5 million for the second quarter of Fiscal 2014 compared with a net loss of $25.0 million for the comparative quarter. The improvement in our net loss was primarily driven by our improved gross margin, a reduction in our interest expense and a decrease in our stock option modification expense, partially offset by increases in our selling, general and administrative expenses and a reduction in our tax benefit.

Liquidity and Capital Resources

Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

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

Cash Flow for the Six Months Ended August 2, 2014 Compared with the Six Months Ended August 3, 2013

We used $103.7 million of cash flow during the six months ended August 2, 2014 compared with a use of $9.9 million during the comparative period.

Net cash provided by operating activities amounted to $51.6 million and $57.9 million during the first six months of Fiscal 2014 and Fiscal 2013, respectively. The decrease was primarily driven by an increase in our income tax payments and a reduction in our non-inventory working capital levels, partially offset by our improved operating results and reduced inventory levels.

Net cash used in investing activities was $94.4 million and $67.6 million during the first six months of Fiscal 2014 and Fiscal 2013, respectively, and consists primarily of capital expenditures. The increase in capital expenditures is primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details).

Net cash used in financing activities was $60.8 million and $0.2 million during the first six months of Fiscal 2014 and Fiscal 2013, respectively. This increase was primarily related to the following:

•	a $401.0 million decrease in cash flow related to net repayments on our Holdco Notes ($58.0 million net repayments on our Holdco Notes during the six months ended August 2, 2014 compared to $343.0 million net proceeds from our Holdco Notes during the six months ended August 3, 2013);

•	a $15.0 million decrease in cash flow related to net proceeds on our ABL Line of Credit (borrowings equal to repayments during the first six months of Fiscal 2014 compared to $15.0 million net proceeds during the first six months of Fiscal 2013); partially offset by

•	a $335.7 million decrease in dividends paid (zero dividends paid during the six months ended August 2, 2014 compared to $335.7 million of dividends paid in during the six months ended August 3, 2013); and

•	a $21.8 million decrease in deferred financing costs ($0.3 million deferred financing costs during the six months ended August 2, 2014 compared to $22.1 million of deferred financing costs during the six months ended August 3, 2013).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at August 2, 2014 decreased to $70.2 million compared to $88.8 million at August 3, 2013. This was driven by a decrease in our inventories as discussed above, partially offset by an increase in our prepaid income taxes as a result of our improved operating results. Working capital at February 1, 2014 was $80.6 million.

Capital Expenditures

For the second quarter of Fiscal 2014, cash spend for capital expenditures, net of $13.8 million of landlord allowances, amounted to $80.8 million. We estimate that we will spend approximately $180 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2014, including approximately $70 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $30 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of approximately $40 million related to the construction of our new corporate headquarters.

Dividends

Payment of dividends was prohibited under our credit agreements except in limited circumstances. In February 2013, net proceeds from the offering of the Holdco notes were used to pay a special cash dividend of $336.0 million to the then Class A and Class L stockholders on a pro rata basis.

As a result of the debt transactions that closed on August 13, 2014, payment of dividends is no longer prohibited under our New Term Loan Facility or our Amended ABL Line of Credit. Refer to Note 14, “Subsequent Events,” to our Condensed Consolidated Financial Statements for further details.

Operational Growth

As of August 2, 2014, we operated 523 stores primarily under the name “Burlington Stores.” During the six months ended August 2, 2014, we opened three new Burlington Stores and closed one Burlington Store. As part of our growth strategy, we plan to open approximately 20 net new Burlington Stores during the remainder of Fiscal 2014.

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

Debt

As of August 2, 2014, our obligations include $825.8 million under our Senior Secured Term Loan Credit Agreement due 2017, $450.0 million of 10% Senior Notes due 2019 and $69.2 million of 9.00%/9.75% Senior Notes due 2018.

On August 13, 2014, subsequent to the end of the second quarter of Fiscal 2014, we completed the refinancing of our ABL Line of Credit, Term Loan Facility, Senior Notes and Holdco Notes. As a result of these transactions, the Senior Notes and Holdco Notes, with carrying values at August 2, 2014 of $450.0 million and $70.2 million (exclusive of original issue discount), respectively, have been repaid. Additionally, the Term Loan Facility with a carrying value of $830.6 million (exclusive of original issue discount) at August 2, 2014 has been replaced with a $1,200.0 million Term Loan Facility (New Term Loan Facility). Borrowings on our Amended ABL Line of Credit related to the transaction were $217.0 million.

$1 Billion Senior Secured Term Loan Facility

Prior to the Fourth Amendment, the interest rates for the Term Loan Facility were based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit

Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At August 2, 2014 and August 3, 2013, our borrowing rates related to the Term Loan Facility were 4.3%.

On August 13, 2014, BCFWC entered into Amendment No. 4 to the Term Loan Credit Agreement (the Fourth Amendment). Refer to Note 14, “Subsequent Events,” for further details.

ABL Line of Credit

As of August 2, 2014 we had no outstanding borrowings on our ABL Line of Credit and unused availability of $447.6 million. Our borrowings equaled our repayments on our ABL Line of Credit during the six months ended August 2, 2014, compared to $15.0 million of borrowings, net of repayments during the six months ended August 3, 2013.

On August 13, 2014, the Company redeemed all indebtedness outstanding under the Senior Notes. Refer to Note 14, “Subsequent Events,” for further details.

$450 Million Senior Notes

On February 24, 2011, BCFWC, exclusive of subsidiaries (referred to herein as BCFW) issued $450.0 million aggregate principal amount of Senior Notes. The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

The Senior Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by Burlington Coat Factory Investments Holdings, Inc. and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the Term Loan Facility. Interest is payable on the Senior Notes on each February 15 and August 15.

On August 13, 2014, we redeemed all indebtedness outstanding under the Senior Notes. Refer to Note 14, “Subsequent Events,” to our Condensed Consolidated Financial Statements for further details.

9.00%/9.75% Senior Notes due 2018 (Holdco Notes)

On February 20, 2013, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) at an issue price of 98.00%. The Holdco Notes were issued pursuant to an indenture dated February 20, 2013 among the Issuers and Wilmington Trust, National Association. On November 7, 2013 and April 4, 2014, the Issuers redeemed $221.8 million and $58.0 million, respectively, aggregate principal amount of the Holdco Notes.

The Holdco Notes were scheduled to mature on February 15, 2018. Interest on the Holdco Notes was payable entirely in cash, unless certain conditions are satisfied, in which case interest may be paid by increasing the principal amount of the Holdco Notes or by issuing new notes. Cash interest on the Holdco Notes accrues at the rate of 9.00% per annum and PIK interest will accrue at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

On August 13, 2014, we redeemed all indebtedness outstanding under the Holdco Notes. Refer to Note 14, “Subsequent Events,” to our Condensed Consolidated Financial Statements for further details.

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

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 2, 2014, there were no significant changes in our exposures to interest rates since February 1, 2014.

On August 13, 2014, we completed the refinancing of the $1 Billion Senior Secured Term Loan Facility (Term Loan Facility), 10% Senior Notes due 2019 (Senior Notes) and Holdco Notes. Also on August 13, 2014, we amended our ABL Line of Credit. Refer to Note 14, “Subsequent Events,” for further details.

As a result of the refinancing, we remain exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our Amended ABL Line of Credit and New Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our New Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 14 to our Condensed Consolidated Financial Statements, “Subsequent Events.”

We will manage our interest rate risk through the use of interest rate cap contracts. For floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At August 13, 2014, we had $1,417.0 million of floating-rate debt, exclusive of original issue discount. Based on $1,417.0 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of $14.1 million per year, resulting in $14.1 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at August 13, 2014	Additional Interest Expense Q3 2014	Additional Interest Expense Q4 2014	Additional Interest Expense Q1 2015	Additional Interest Expense Q2 2015
Amended ABL Line of Credit	$217,000	$543	$543	$543	$543
New Term Loan Facility (a)	1,200,000	2,993	2,985	2,978	2,963

	$1,417,000	$3,536	$3,528	$3,521	$3,506

(a)	Principal balance represents carrying value of our New Term Loan Facility exclusive original issue discount.

On August 19, 2014, the Company entered into four interest rate cap contracts to manage the interest rate risk associated with future interest payments on our variable-rate debt. Two of the interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $775.0 million, cap rates of 6.25%, are effective August 31, 2014 and mature on February 28, 2017. The other two interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $680.0 million, cap rates of 7.25%, are effective February 28, 2017 and mature on February 28, 2019. In addition, we have two interest rate cap contracts which limit our interest rate exposure to 7.00% on our first $900.0 million of borrowings under our variable rate debt obligations through May 31, 2015. If interest rates were to increase above the cap rates in effect as of August 19, 2014, for a full fiscal year, then our maximum interest rate exposure would be $36.2 million assuming constant borrowing levels of $1,417.0 million. Currently, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the amounts limited in our interest rate cap contracts. As of August 13, 2014, the borrowing rates related to our New Term Loan Facility and Amended ABL Line of Credit were 4.25% and 1.69%, respectively.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 2, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2014.

During the quarter ended August 2, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (Fiscal 2013 10-K) contains a detailed discussion of important risks and uncertainties that could adversely affect our results of operations or financial condition. Set forth below is an update to our risk factor related to the risk regarding litigation or regulatory proceedings previously identified in our Fiscal 2013 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Fiscal 2013 10-K.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability or damage to our brand image.

We face the risk of litigation and other claims against us from time to time. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. At times, these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. While the Company denies liability and intends to defend itself vigorously in the matter, the Company is unable to predict whether plaintiff or the Company will prevail at trial which is scheduled for December 1, 2014, or thereafter on appeal. The Company is unable to estimate the outcome that may be assessed against the Company in the event of an adverse determination by the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Amendment No. 2 to Employment Agreement dated as of June 23, 2014, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.2	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of May 22, 2014.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: September 11, 2014

INDEX TO EXHIBITS

Exhibit	Description

10.1	Amendment No. 2 to Employment Agreement dated as of June 23, 2014, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.2	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of May 22, 2014.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase