Form 10-Q
period 2014-11-01
Burlington Stores, Inc.
filed 2014-12-09
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 Route 130 North Florence, New Jersey	08518
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of November 29, 2014: 74,589,657.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,437	$132,984	$31,557
Restricted Cash and Cash Equivalents	32,100	32,100	265,559
Accounts Receivable, Net of Allowance for Doubtful Accounts	53,484	35,678	54,619
Merchandise Inventories	899,880	720,052	902,426
Deferred Tax Assets	18,216	13,475	14,209
Prepaid and Other Current Assets	80,745	77,708	77,023
Prepaid Income Taxes	42,637	4,523	19,482

Total Current Assets	1,156,499	1,016,520	1,364,875
Property and Equipment—Net of Accumulated Depreciation and Amortization	964,217	902,657	895,412
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	272,807	292,553	299,429
Goodwill	47,064	47,064	47,064
Other Assets	118,314	124,298	136,112

Total Assets	$2,796,901	$2,621,092	$2,980,892

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$766,510	$542,987	$708,399
Other Current Liabilities	299,122	301,803	279,162
Current Maturities of Long Term Debt	13,275	59,026	231,460

Total Current Liabilities	1,078,907	903,816	1,219,021
Long Term Debt	1,410,838	1,369,159	1,484,285
Other Liabilities	257,832	255,877	243,785
Deferred Tax Liabilities	217,189	242,708	249,585
Commitments and Contingencies (Notes 3, 4, 5, 9, 12, 13 and 14)
Stockholders’ Deficit:
Preferred Stock, $0.0001 Par Value: Authorized: 50,000,000 shares; no shares issued and outstanding at November 1, 2014, February 1, 2014 and November 2, 2013	—	—	—
Common Stock, $0.0001 Par Value: Authorized: 500,000,000 shares at November 1, 2014, February 1, 2014 and November 2, 2013
Issued: 75,241,724 shares at November 1, 2014, 74,218,275 shares at February 1, 2014 and 74,164,281 shares at November 2, 2013
Outstanding: 74,590,114 shares at November 1, 2014, 73,686,524 shares at February 1, 2014 and 73,632,530 shares at November 2, 2013	7	7	7
Additional Paid-In-Capital	1,361,603	1,346,259	1,344,527
Accumulated Deficit	(1,521,319)	(1,492,409)	(1,555,993)
Accumulated Other Comprehensive Loss	(745)	—	—
Treasury Stock at Cost	(7,411)	(4,325)	(4,325)

Total Stockholders’ Deficit	(167,865)	(150,468)	(215,784)

Total Liabilities and Stockholders’ Deficit	$2,796,901	$2,621,092	$2,980,892

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
REVENUES:
Net Sales	$1,157,292	$1,064,502	$3,329,142	$3,093,226
Other Revenue	8,816	8,353	23,950	24,098

Total Revenue	1,166,108	1,072,855	3,353,092	3,117,324
COSTS AND EXPENSES:
Cost of Sales	698,590	649,637	2,042,079	1,917,610
Selling, General and Administrative Expenses	396,713	363,149	1,093,760	1,017,610
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other	589	10,506	1,930	21,963
Stock Option Modification Expense	628	1,768	2,419	9,031
Restructuring and Separation Costs (Note 5)	—	—	—	2,179
Depreciation and Amortization	42,584	41,071	124,341	126,310
Impairment Charges – Long-Lived Assets	6	243	853	382
Other Income, Net	(1,705)	(1,703)	(5,569)	(6,308)
Loss on Extinguishment of Debt	70,302	—	73,983	617
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Contracts)	16,624	32,719	68,722	100,349

Total Costs and Expenses	1,224,331	1,097,390	3,402,518	3,189,743

Loss Before Income Tax Benefit	(58,223)	(24,535)	(49,426)	(72,419)
Income Tax Benefit	(24,009)	(7,678)	(20,516)	(24,985)

Net Loss	$(34,214)	$(16,857)	$(28,910)	$(47,434)

Class L Preference Amount	$—	$(28,377)	$—	$(111,282)

Net Loss Attributable to Common Stockholders	$(34,214)	$(45,234)	$(28,910)	$(158,716)

Allocation of Net Income (Loss) to Common Stockholders – Basic and Diluted:
Class L Stockholders	$—	$28,377	$—	$111,282

Common Stockholders	$(34,214)	$(45,234)	$(28,910)	$(158,716)

Net Income (Loss) Per Share – Basic and Diluted:
Class L Stockholders	$—	$8.04	$—	$23.95

Common Stockholders	$(0.46)	$(0.12)	$(0.39)	$(0.34)

Weighted Average Number of Shares – Basic and Diluted:
Class L Stockholders	—	3,530	—	4,647

Common Stockholders	74,218	373,976	73,943	468,226

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Three Months ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Loss	$(34,214)	$(16,857)	$(28,910)	$(47,434)
Other Comprehensive Loss, Net of Tax:
Unrealized Losses on Interest Rate Cap Contracts, net of Related Tax Benefit of $0.5 million for the three and nine months ended November 1, 2014	(745)	—	(745)	—

Comprehensive Loss	$(34,959)	$(16,857)	$(29,655)	$(47,434)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months ended
	November 1, 2014	November 2, 2013
OPERATING ACTIVITIES
Net Loss	$(28,910)	$(47,434)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	124,341	126,310
Amortization of Deferred Financing Costs	5,303	7,252
Accretion of Senior Notes	1,358	2,382
Deferred Income Tax (Benefit)	(29,764)	(11,830)
Non-Cash Loss on Extinguishment of Debt–Write-off of Deferred Financing Costs and Original Issue Discount	27,687	466
Non-Cash Stock Compensation Expense	4,616	8,202
Non-Cash Rent Expense	(13,819)	(6,859)
Deferred Rent Incentives	21,673	19,171
Excess Tax Benefit from Stock Based Compensation	(9,144)	—
Insurance Recoveries	—	2,391
Changes in Assets and Liabilities:
Accounts Receivable	(19,967)	(9,765)
Merchandise Inventories	(179,828)	(222,236)
Prepaid and Other Current Assets	(40,372)	(23,235)
Accounts Payable	223,523	207,993
Other Current Liabilities	(979)	29,561
Other Long Term Assets and Long Term Liabilities	1,282	52
Other	1,504	860

Net Cash Provided by Operating Activities	88,504	83,281

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(164,525)	(122,247)
Proceeds from Sale of Property and Equipment and Assets Held for Sale	161	181
Restricted Cash Deposits with Trustee	—	(230,759)

Net Cash Used in Investing Activities	(164,364)	(352,825)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	728,300	706,800
Principal Payments on Long Term Debt—ABL Line of Credit	(523,100)	(668,800)
Principal Payments on Long Term Debt— Term B-2 Loans	(834,507)	(4,355)
Proceeds from Long Term Debt— Term B-3 Loans	1,194,000	—
Principal Payments on Long Term Debt— Term B-3 Loans	(3,000)	—
Proceeds from Long Term Debt—Holdco Notes	—	343,000
Principal Payments on Long Term Debt—Holdco Notes	(128,223)	—
Principal Payments on Long Term Debt—Senior Notes	(450,000)	—
Cash Payments for Interest Rate Cap Contracts	(4,478)	—
Repayment of Capital Lease Obligations	(737)	(684)
Payment of Dividends	—	(336,000)
Purchase of Treasury Shares	(3,086)	—
Proceeds from Stock Option Exercises	1,585	2,531
Excess Tax Benefit from Stock Based Compensation	9,144	—
Deferred Financing Costs	(13,585)	(22,126)
Proceeds from Initial Public Offering	—	260,667
Offering Costs	—	(23,268)

Net Cash (Used in) Provided by Financing Activities	(27,687)	257,765

Decrease in Cash and Cash Equivalents	(103,547)	(11,779)
Cash and Cash Equivalents at Beginning of Period	132,984	43,336

Cash and Cash Equivalents at End of Period	$29,437	$31,557

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$83,849	$96,613

Income Tax Payments – Net	$72,670	$2,029

	Nine Months ended
	November 1, 2014	November 2, 2013
Accretion of Class L Preferred Return	$—	$104,860

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$26,865	$21,848

Acquisition of Capital Lease	$5,621	$887

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2014

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 1, 2014, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 539 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (Fiscal 2013 10-K). The balance sheet at February 1, 2014 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2013 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended November 1, 2014 are not necessarily indicative of results for the fiscal year ending January 31, 2015 (Fiscal 2014).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2013 10-K, “Summary of Significant Accounting Policies.”

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to disclose the following: (i) for items reclassified out of accumulated other comprehensive income (loss) and into earnings in their entirety, the effect of the reclassification on each affected income statement line item; and (ii) for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The new standard was required to be applied prospectively. Other than additional disclosure, the adoption of the new standard did not have an impact on the Company’s financial position or results of operations.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the nine month period ended November 1, 2014, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 1, 2014 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Initial Public Offering

On October 7, 2013, the Company completed its initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public. Prior to the Offering, each outstanding share of Class A common stock was automatically cancelled and then each outstanding share of Class L common stock was automatically converted into one share of Class A common stock. The Company then effected an 11-for-1 split of Class A common stock and then reclassified Class A common stock into common stock. Collectively, these transactions are referred to as the Reclassification. Unless otherwise indicated, all share data presented within these Condensed Consolidated Financial Statements gives effect to the stock split.

Secondary Offerings

On May 6, 2014, the Company closed a secondary public offering of its common stock, in which 12,000,000 shares of common stock were sold by certain of the Company’s stockholders. In connection with the May 6, 2014 offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. In addition, on October 10, 2014, the Company closed a secondary public offering of its common stock in which 8,000,000 shares of common stock were sold by certain of the Company’s stockholders. Collectively, the May 6, 2014 and October 6, 2014 transactions are referred to as the Secondary Offerings. All of the shares sold in the Secondary Offerings were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offerings. The Company incurred $0.5 million and $1.3 million in offering costs related to the Secondary Offerings during the three and nine months ended November 1, 2014, respectively, which are included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” on the Company’s Condensed Consolidated Statements of Operations.

Reclassification

Certain reclassifications have been made to prior year financial statements to conform with the current period presentation.

2. Stockholders’ Deficit

Activity in the Company’s stockholders’ deficit for the nine month periods ended November 1, 2014 and November 2, 2013 are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at February 1, 2014	74,218,275	$7	$1,346,259	$(1,492,409)	$—	(531,751)	$(4,325)	$(150,468)
Net Loss	—	—	—	(28,910)	—	—	—	(28,910)
Stock Options Exercised and Related Tax Benefit of $9.1 million	914,067	—	10,728	—	—	—	—	10,728
Shares Used for Tax Withholding	—	—	—	—	—	(119,859)	(3,086)	(3,086)

Issuance of Restricted Shares, net of Forfeitures of 1,250 Restricted Shares, and Stock Option Compensation	109,382	—	4,616	—	—	—	—	4,616
Unrealized Losses on Interest Rate Cap Contracts, net of Related Tax Benefit of $0.5 million.	—	—	—	—	(745)	—	—	(745)

Balance at November 1, 2014	75,241,724	$7	$1,361,603	$(1,521,319)	$(745)	(651,610)	$(7,411)	$(167,865)

	(in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at February 2, 2013	517,979,682	$47	$—	$(1,109,501)	$—	(4,812,588)	$(4)	$(1,109,458)
Net Loss	—	—	—	(47,434)	—	—	—	(47,434)
Accretion of Class L Preferred Return	—	—	(8,202)	(96,658)	—	—	—	(104,860)
Stock Options Exercised and Related Tax Benefits	11,641,212	1	—	—	—	—	—	1
Issuance of Restricted Shares and Stock Option	—	—	8,202	—	—	—	—	8,202
Dividend	—	—	—	(302,400)	—	—	—	(302,400)
Other	(115,533)	—	—	—	—	—	—	—
Cancellation of Class A Shares	(529,505,361)	(48)	—	—	—	4,812,588	4	(44)
Conversion of Class L Stock to common stock (a)	58,830,948	6	1,107,338	—	—	(531,751)	(4,325)	1,103,019
Initial Public Offering	15,333,333	1	237,189	—	—	—	—	237,190

Balance at November 2, 2013	74,164,281	$7	$1,344,527	$(1,555,993)	$—	(531,751)	$(4,325)	$(215,784)

(a)	Immediately prior to the Reclassification, the Company had 5,348,268 and 5,299,927 shares of Class L common stock issued and outstanding. 58,830,948 shares of common stock were issued and outstanding immediately after the Reclassification.

3. Restricted Cash and Cash Equivalents

At November 1, 2014 and February 1, 2014, restricted cash and cash equivalents consisted of $32.1 million of collateral in a money market fund for certain insurance contracts. At November 2, 2013, restricted cash and cash equivalents consisted of $34.8 million of collateral in a money market fund for certain insurance contracts and $230.8 million of cash in an account with the trustee for the redemption of the Holdco Notes as defined in Note 4, “Long Term Debt.” The Company has the ability to convert the restricted cash related to collateral for certain insurance contracts to a letter of credit at any time, which would reduce available borrowings on the Company’s ABL Line of Credit by a like amount. Refer to Note 4 for further details of the redemption of the Holdco Notes.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 1, 2014	February 1, 2014	November 2, 2013
$1,200,000 Senior Secured Term Loan Facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,191,194	$—	$—
$1,000,000 Senior Secured Term Loan Facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed on August 13, 2014	—	828,839	860,327
$450,000 Senior Notes, 10%, redeemed on August 13, 2014	—	450,000	450,000
$350,000 Senior Notes, 9% / 9.75%, redeemed on August 13, 2014	—	126,147	343,983
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019	205,200	—	38,000
Capital Lease Obligations	27,719	23,199	23,435

Total Debt	1,424,113	1,428,185	1,715,745
Less: Current Maturities	(13,275)	(59,026)	(231,460)

Long Term Debt, Net of Current Maturities	$1,410,838	$1,369,159	$1,484,285

On April 4, 2014, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. redeemed $58.0 million aggregate principal amount of the $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes). In accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities” (Topic No. 405), the Company recognized a loss on the extinguishment of long-term debt of $3.6 million representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations.

On August 13, 2014, the Company completed the refinancing of its $1,000.0 million Senior Secured Term Loan Facility (Term Loan Facility), 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes), Holdco Notes and $600.0 million senior secured asset-based revolving credit facility (the ABL Line of Credit). As a result of these transactions, the Senior Notes and Holdco Notes, with carrying values of $450.0 million and $70.2 million, respectively, at August 13, 2014 were redeemed in full. Additionally, the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding on the Term Loan Facility at August 13, 2014 was replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). Borrowings on our ABL Line of Credit related to these transactions were $217.0 million. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations. The Company incurred new deferred financing fees of $13.6 million as a result of these transactions.

Term Loan Facility

On August 13, 2014 (the Closing Date), BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended by the Fourth Amendment, the Amended Term Loan Credit Agreement).

The parties to the Term Loan Credit Agreement entered into the Fourth Amendment in order to, among other things, (i) increase the available incremental amount from $150.0 million to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00, (ii) remove the following financial performance covenants: (a) consolidated leverage ratio, (b) consolidated interest ratio and (c) capital expenditures, and (iii) give BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio.

The Term B-3 Loans will mature on August 13, 2021, seven years after the Closing Date. Mandatory quarterly payments of $3.0 million are payable as of the last day of each quarter beginning with the quarter ended November 1, 2014.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At November 1, 2014 and November 2, 2013, the Company’s borrowing rates related to the Term Loan Facility were 4.25%.

ABL Line of Credit

Also on the Closing Date, BCFWC entered into a First Amendment (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit).

The parties to the Amended ABL Credit Agreement have entered into the ABL Amendment in order to, among other things, give BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR was reduced from 1.75% - 2.25% (based on total commitments or borrowing base availability) to 1.25% - 1.50% (based on total commitments or borrowing base availability). The fee on the average daily balance of unused loan commitments is 0.25%. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The ABL Line of Credit will mature on August 13, 2019, five years after the Closing Date.

At November 1, 2014, the Company had $346.3 million available under the Amended ABL Line of Credit and $205.2 million of outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended November 1, 2014 amounted to $297.0 million. Average borrowings during the three and nine month periods ended November 1, 2014 amounted to $226.5 million and $83.8 million, respectively, at average interest rates of 1.7%.

At November 2, 2013, the Company had $521.2 million available under the ABL Line of Credit and $38.0 million outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended November 2, 2013 amounted to $148.6 million. Average borrowings during the three and nine month periods ended November 2, 2013 amounted to $81.8 million and $42.9 million, respectively, at average interest rates of 2.1% and 2.2%, respectively. There was no outstanding balance under the ABL Line of Credit at February 1, 2014.

5. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations.” There were no severance charges recorded during Fiscal 2014 or during the three months ended November 2, 2013. During the nine months ended November 2, 2013, in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations, resulting in severance charges of $2.2 million recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets as of November 1, 2014 and November 2, 2013:

	(in thousands)
	February 1, 2014	Charges	Cash Payments	November 1, 2014
Severance – Separation Cost	$233	$—	$(233)	$—

	(in thousands)
	February 2, 2013	Charges	Cash Payments	November 2, 2013
Severance – Restructuring	$—	$924	$(889)	$35
Severance – Separation Cost	597	1,255	(1,338)	514

Total	$597	$2,179	$(2,227)	$549

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

Financial Assets

The Company’s financial assets as of November 1, 2014, February 1, 2014 and November 2, 2013 included cash equivalents and interest rate cap contracts. The Company’s financial assets as of November 2, 2013 also included a note receivable. The Company’s financial liabilities are discussed below.

The Company uses interest rate cap contracts to manage interest rate risk. The fair value of interest rate cap contracts are determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of November 1, 2014 and November 2, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The fair value of the note receivable was based on a discounted cash flow analysis whose inputs are unobservable, and therefore it fell within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 1, 2014	February 1, 2014	November 2, 2013
Assets:
Level 1
Cash equivalents (including restricted cash)	$32,349	$32,324	$265,770
Level 2
Interest rate cap contracts(a)	$3,237	$1	$2
Level 3
Note Receivable(b)	$—	$—	$385

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets as of November 1, 2014, February 1, 2014 and November 2, 2013. Refer to Note 7, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap contracts.
(b)	As of November 2, 2013, this note receivable was included in “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. This note was paid in full during the fourth quarter of Fiscal 2013.

Financial Liabilities

The fair value of the Company’s debt as of November 1, 2014, February 1, 2014 and November 2, 2013 is noted in the table below:

	(in thousands)
	November 1, 2014		February 1, 2014		November 2, 2013
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 Senior Secured Term Loan Facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,191,194	$1,185,715	$—	$—	$—	$—
$1,000,000 Senior Secured Term Loan Facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed on August 13, 2014	—	—	828,839	836,091	860,327	866,048
$450,000 Senior Notes, 10%, redeemed on August 13, 2014	—	—	450,000	501,458	450,000	503,168
$350,000 Senior Notes, 9% / 9.75%, redeemed on August 13, 2014	—	—	126,147	128,512	343,984	351,500
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019 (a)	205,200	205,200	—	—	38,000	38,000

Total debt	$1,396,394	$1,390,915	$1,404,986	$1,466,061	$1,692,311	$1,758,716

(a)	To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates.
(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since November 1, 2014, and current estimates of fair value may differ from amounts presented herein.

7. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). Topic No. 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Because the Company’s only derivatives are interest rate cap contracts that can only be assets to the Company, there is no impact of netting under the master netting arrangements.

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On August 19, 2014, the Company entered into four interest rate cap contracts which were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss on the Company’s Condensed Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during the three months ended November 1, 2014.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There were no amounts reclassified to interest expense during the three months ended November 1, 2014. The Company does not expect to reclassify any amounts to interest expense during the remainder of Fiscal 2014. During the next twelve months, the Company estimates that approximately $0.1 million will be reclassified as an increase to interest expense.

As of November 1, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Principal Amount	Interest Cap Rate	Effective Date	Maturity Date
Interest Rate Cap Contracts	$387.5 million	3.0%	August 29, 2014	February 28, 2017
Interest Rate Cap Contracts	$387.5 million	3.0%	August 31, 2014	February 28, 2017
Interest Rate Cap Contracts	$340.0 million	4.0%	February 28, 2017	February 28, 2019
Interest Rate Cap Contracts	$340.0 million	4.0%	February 28, 2017	February 28, 2019

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of November 1, 2014, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Aggregate Notional Principal Amount	Interest Cap Rate	Maturity Date
Interest Rate Cap Contracts	Two	$900.0 million	7.0%	May 31, 2015

Tabular Disclosure

The tables below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	November 1, 2014		February 1, 2014		November 2, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Contracts	Other Assets	$3,237	Other Assets	$—	Other Assets	$—

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Contracts	Other Assets	$—	Other Assets	$1	Other Assets	$2

The table below presents the amounts of losses recognized in other comprehensive loss, net of taxes, and the classifications and amounts of losses reclassified into earnings of the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

(in thousands)
	Amount of Loss Recognized in Other Comprehensive Loss Related to Derivatives				Amount of Loss Reclassified from Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as Hedging Instruments	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	Component of Earnings
Interest Rate Cap Contracts	$745	$—	$745	$—	$—	$—	$—	$—	Interest Expense

The table below presents the classifications and amounts of losses recognized within our statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

		(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Earnings Related to Derivatives	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Interest Rate Cap Contracts	Interest Expense	$—	$13	$1	$67

8. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss for the related periods:

	(in thousands)
	Derivative Instruments	Total
Balance at February 1, 2014	$—	$—
Unrealized Losses on Interest Rate Cap Contracts, net of Related Tax Benefit of $0.5 million	745	745

Balance at November 1, 2014	$745	$745

9. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	November 1, 2014	February 1, 2014	November 2, 2013
Current Deferred Tax Asset	$18,216	$13,475	$14,209
Non-Current Deferred Tax Liability	217,189	242,708	249,585

Net Deferred Tax Liability	$198,973	$229,233	$235,376

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270), and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of November 1, 2014 and November 2, 2013, the Company’s best estimate of its annual effective income tax rate was 40.8% and 38.6%, respectively (before discrete items). The increase in our annual effective tax rate was primarily driven by certain hiring credits available during Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

As of November 1, 2014, February 1, 2014 and November 2, 2013, valuation allowances amounted to $5.7 million, $5.7 million and $5.8 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of November 1, 2014, the Company has $7.6 million of deferred tax assets recorded for state net operating losses of which $5.7 million will expire between 2013 and 2025.

In addition, management also determined that a full valuation allowance of $3.8 million, $3.4 million and $2.1 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

10. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the first quarter of Fiscal 2014, the Company acquired 119,859 shares of common stock from employees for $3.1 million (average of $25.75 per share) to satisfy their tax withholdings related to the exercise of stock options. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Dividend

During the first quarter of Fiscal 2013, the Board of Directors declared an aggregate dividend in the amount of $336.0 million ($5.89 per unit), payable to the then holders of the Company’s common stock.

11. Net Loss Per Share

Immediately prior to the Reclassification, net income (loss) per share was calculated using the two-class method, which is an earnings allocation formula that determined net income (loss) per share for the holders of Class A common stock and the holders of Class L common stock. Holders of Class L shares contained participation rights with respect to certain distributions, as defined.

The numerator in calculating Class L basic and diluted income (loss) per share was the Class L preference amount, as defined above, for all outstanding Class L shares, accrued at 14.5% per annum during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount.

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

Immediately after the Reclassification, dilutive net income (loss) per share is calculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Loss	$(34,214)	$(16,857)	$(28,910)	$(47,434)

Class L Preference Amount	$—	$(28,377)	$—	$(111,282)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Loss Attributable to Common Stockholders	$(34,214)	$(45,234)	$(28,910)	$(158,716)

Allocation of Net Income (Loss) to Common Stockholders – Basic and Diluted:
Class L Stockholders	$—	$28,377	$—	$111,282

Common Stockholders	$(34,214)	$(45,234)	$(28,910)	$(158,716)

Net Income (Loss) Per Share – Basic and Diluted:
Class L Stockholders	$—	$8.04	$—	$23.95

Common Stockholders	$(0.46)	$(0.12)	$(0.39)	$(0.34)

Weighted Average Number of Shares – Basic and Diluted:
Class L Stockholders	—	3,530	—	4,647

Common Stockholders	74,218	373,976	73,943	468,226

As of November 1, 2014 and November 2, 2013, there were 3,777,194 and 4,655,651 outstanding options to purchase shares of common stock, respectively, and 163,278 and 50,000 shares of unvested restricted stock awards, respectively, that were excluded from diluted earnings per share since their effect was anti-dilutive.

The Company determined the Class L preference amount based upon the Class L diluted common stock multiplied by (i) $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

Changes in Class L Common Stock

The changes in Class L Common Stock were as follows:

	(in thousands, except shares)
	Nine months ended November 2, 2013
	Shares	Amount
Class L Common Stock, February 2, 2013	5,183,506	$1,029,189
Stock Option Exercised and Related Tax Benefits - Class L Common Stock	117,588	2,531
Issuance/Forfeiture of Restricted Shares and Compensation	—	61
Dividend	—	(33,600)
Accretion of Class L preferred return	—	104,860
Other	(1,167)	(22)
Conversion of Class L Common Stock to Common Stock	(5,299,927)	(1,103,019)

Class L Common Stock, November 2, 2013	—	$—

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

As of November 1, 2014, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the nine month period ended November 1, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $27.40 to $38.66 per share. Options granted during the nine month period ended November 2, 2013 were all service-based awards and were granted under the 2006 Plan at an exercise price of $50.00 per unit. All service-based awards granted during the nine months ended November 1, 2014 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $0.6 million and $2.4 million of incremental compensation expense during the three and nine months ended November 1, 2014, respectively, of which $0.1 million and $0.5 million, respectively is payable in cash. During the three and nine months ended November 2, 2013, the Company recorded $1.8 million and $9.0 million, respectively, of incremental compensation expense, of which $0.3 million and $4.0 million is payable in cash. These costs were recorded in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations. As of November 1, 2014, the Company expects to recognize $3.4 million of incremental compensation expense to be recorded over the remaining vesting periods, of which $0.6 million will be paid in cash.

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

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
Type of Non-Cash Stock Compensation	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock Option Modification (a)	$487	$1,534	$1,887	$4,986
Stock Option Grants (b)	730	963	2,201	3,155
Restricted Stock Issuances(b)	247	20	528	61

Total (c)	$1,464	$2,517	$4,616	$8,202

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during Fiscal 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations.
(b)	Included in the line item “Selling, General and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations.
(c)	For the three and nine months ended November 1, 2014, the tax benefit related to the Company’s non-cash stock compensation was approximately $0.6 million and $1.9 million, respectively. For the three and nine months ended November 2, 2013, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.0 million and $3.2 million, respectively.

As of November 1, 2014, the Company had 3,777,194 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was $12.6 million of unearned non-cash stock-based option compensation, exclusive of the $3.4 million of incremental compensation associated with the modification, that the Company expects to recognize as expense over a weighted average period of 4.3 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of November 1, 2014, 818,354 outstanding options to purchase shares of common stock under the 2006 Plan had vested. As of November 1, 2014, no options were outstanding under the 2013 Plan.

Stock option transactions during the nine month period ended November 1, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options Outstanding February 1, 2014	4,619,323	$3.25
Options Granted	137,738	29.20
Options Exercised(a)	(914,067)	1.73
Options Forfeited	(65,800)	2.39

Options Outstanding November 1, 2014	3,777,194	$4.58

(a)	Options exercised during the nine months ended November 1, 2014 had a total intrinsic value of $27.7 million.

The following table summarizes information about the options outstanding and exercisable under the 2006 Plan as of November 1, 2014:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at November 1, 2014	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at November 1, 2014	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	1,105,541	6.43	489,607	5.69
$3.17	326,113	6.16	167,184	5.42
$4.55 - $5.07	2,155,477	8.35	161,563	6.11
$26.96	52,761	9.23	—	—
$27.40 - $38.66	137,302	9.58	—	—

	3,777,194		818,354

The aggregate intrinsic value of options outstanding as of November 1, 2014 was $141.1 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of November 1, 2014:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and Expected to Vest	3,628,374	7.64	$4.50	$135.9 million

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Offering and the Black Scholes option pricing model subsequent to the date of the Offering. The fair value of each stock option granted was estimated using the following assumptions:

	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Risk-Free Interest Rate	2.1%	1.7%
Expected Volatility	41.0% - 44.0%	36.8%
Expected Life (years)	6.3	7.4
Contractual Life (years)	10.0	10.0
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued	$13.16	$5.64

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During the nine months ended November 1, 2014, the Company granted 110,632 shares of restricted stock at fair values based upon the closing price of the Company’s common stock on the date of grant. There were no restricted stock awards granted during the nine months ended November 2, 2013. All shares of restricted stock granted to date under the 2006 Plan are service-based awards that cliff vest at the end of the requisite service period. Shares of restricted stock are expensed on a straight-line basis over the requisite service period of three to four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or the recipient resigns with good reason.

As of November 1, 2014, there was $3.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.4 years. At November 1, 2014, 1,033,560 of the outstanding shares of restricted stock had vested.

Award grant and vesting transactions during the nine month period ended November 1, 2014 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, February 1, 2014	81,396	$12.58
Awards Granted	110,632	28.95
Awards Vested	(27,500)	5.56
Awards Forfeited	(1,250)	27.40

Non-Vested Awards Outstanding, November 1, 2014	163,278	$24.74

13. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight-line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $32.3 million, $29.2 million and $33.4 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $59.9 million, $57.2 million and $54.5 million, as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. At November 1, 2014, February 1, 2014 and November 2, 2013, the portion of self-insurance reserve expected to be paid in the next twelve months of $24.5 million, $23.6 million and $22.2 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balances at November 1, 2014, February 1, 2014 and November 2, 2013 of $35.4 million, $33.6 million and $32.3 million, respectively, were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, General and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations. At November 1, 2014, February 1, 2014 and November 2, 2013, deferred lease incentives were $158.8 million, $157.5 million and $147.2 million, respectively.

14. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such accruals were $3.6 million, $1.3 million and $1.2 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. The Company is unable to estimate any outcome that may be assessed against the Company, in excess of amounts accrued, in the event of an adverse determination.

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. While the Company denies liability and intends to defend itself vigorously in the matter, the Company is unable to predict whether plaintiff or the Company will prevail at trial which is scheduled for January 20, 2015, or thereafter on appeal.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $67.0 million for the remainder of Fiscal 2014 and $278.3 million, $273.8 million, $254.0 million, $226.5 million and $892.1 million for the fiscal years ended January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019 and all subsequent years thereafter, respectively. Total future minimum lease payments include $50.8 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $221.5 million of minimum lease payments for 13 stores and two warehouses that the Company has committed to open.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $48.5 million, $43.9 million and $40.8 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. Among these arrangements as of November 1, 2014, February 1, 2014 and November 2, 2013, the Company had letters of credit in the amount of $34.4 million, $28.8 million and $29.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $14.1 million, $15.1 million and $11.6 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $346.3 million, $456.2 million and $521.2 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

Purchase Commitments

The Company had $588.6 million of purchase commitments related to goods that were not received as of November 1, 2014.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

15. Related Parties

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. As a result of the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Condensed Consolidated Statements of Operations. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket expenses, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During the three and nine months ended November 1, 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket expenses, amounted to less than $0.1 million and $0.2 million, respectively. During the three and nine months ended November 2, 2013, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $0.7 million and $2.9 million, respectively, exclusive of the termination fee. These amounts are recorded in the line item “Selling, General and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended February 1, 2014.

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

Executive Summary

Introduction and Overview of Fiscal 2014 Operating Results

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 539 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended November 1, 2014 compared to the three month period ended November 2, 2013 include the following:

•	We generated total revenues of $1,166.1 million compared to $1,072.9 million.

•	Net sales increased $92.8 million to $1,157.3 million (inclusive of a 5.2% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 39.6% compared to 39.0% which was offset by an approximate 70 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales increased to 34.3% compared to 34.1%.

•	We were able to refinance our debt which led to a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014.

•	We recorded a net loss of $34.2 million compared with a net loss of $16.9 million.

•	Adjusted Net Income (Loss) (as subsequently defined in this Form 10-Q) improved $15.2 million to income of $11.9 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) increased $10.1 million to $72.5 million.

Highlights from the nine month period ended November 1, 2014 compared to the nine month period ended November 2, 2013 include the following:

•	We generated total revenues of $3,353.1 million compared to $3,117.3 million.

•	Net sales increased $235.9 million to $3,329.1 million (inclusive of a 4.2% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 38.7% compared to 38.0%, which more than offset an approximate 40 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales remained consistent at 32.9%.

•	We were able to refinance our debt which led to a loss on the extinguishment of debt of $74.0 million compared to a loss on the extinguishment of debt of $0.6 million.

•	We recorded a net loss of $28.9 million compared with a net loss of $47.4 million.

•	Adjusted Net Income (Loss) (as subsequently defined in this Form 10-Q) improved $40.4 million to income of $29.6 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) increased $34.0 million to $222.9 million.

Fiscal Year

Fiscal 2014 is defined as the 52 week year ending January 31, 2015. We define the 2013 fiscal year (Fiscal 2013) as the 52 week year ending February 1, 2014.

Store Openings, Closings, and Relocations

During the nine months ended November 1, 2014, we opened 19 new stores under the name “Burlington Stores” and one new store under the name “MJM Designer Shoes” and closed one Burlington Store and one MJM Designer Shoes store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. As part of our growth strategy, we plan to open four new Burlington Stores during the remainder of Fiscal 2014.

Debt Transactions

On April 4, 2014, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers) redeemed $58.0 million aggregate principal amount of the $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes). In connection with this transaction, we recorded a loss on the extinguishment of debt of $3.6 million, representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations.

On August 13, 2014, we completed the refinancing of our Term Loan Facility, 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes), Holdco Notes and $600.0 million senior secured asset-based revolving credit facility (the ABL Line of Credit). As a result of these transactions, our Senior Notes and Holdco Notes, with carrying values of $450.0 million and $70.2 million, respectively, at August 13, 2014 were repaid. Additionally, the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding on our Term Loan Facility at August 13, 2014 was replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). Borrowings on our ABL Line of Credit related to these transactions were $217.0 million. In connection with these transactions, we recorded a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations.

Initial Public Offering

On October 7, 2013, we completed our initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public.

In connection with the purchase of the Company by Bain Capital in April of 2006, we entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement was terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. Pursuant to the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Condensed Consolidated Statements of Operations. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket expenses, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During the three and nine months ended November 1, 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket expenses, amounted to less than $0.1 million and $0.2 million, respectively. During the three and nine months ended November 2, 2013, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $0.7 million and $2.9 million, respectively, exclusive of the termination fee. These amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations.

Secondary Offerings

On May 6, 2014, we closed a secondary public offering of our common stock, in which 12,000,000 shares of common stock were sold by certain of our stockholders. In connection with the May 6, 2014 offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. In addition, on October 10, 2014, we closed a secondary public offering of our common stock in which 8,000,000 shares of common stock were sold by certain of our stockholders. Collectively, these transactions are referred to as the Secondary Offerings. All of the shares sold in the Secondary Offerings were offered by selling stockholders.

We did not receive any of the proceeds from the Secondary Offerings. We incurred $0.5 million and $1.3 million in offering costs related to the Secondary Offerings during the three and nine months ended November 1, 2014, respectively, which are included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in our Condensed Consolidated Statements of Operations.

Stockholders Agreement

On March 13, 2014, we, the managers named therein and certain affiliates of Bain Capital (referred to herein as the “investors”) entered into an Amended and Restated Stockholders Agreement (the “Amended Agreement”). The Amended Agreement provides that all managers other than such managers who are Senior Vice Presidents or above and such other persons designated from time to time by our board of directors as “senior managers,” may sell shares of our common stock subject to the Stockholders Agreement to the public, in accordance with applicable securities laws and our insider trading policy, as follows: up to 25% from and after adoption of Amended Agreement (the “Effective Date”), up to 50% from and after six months from the Effective Date, up to 75% from and after nine months from the Effective Date, and without quantity restriction from and after the one year anniversary of the Effective Date. Prior to the effectiveness of the Amended Agreement, managers were prohibited from selling shares of our common stock subject to the Stockholders Agreement other than in proportion to sales by the investors of their Company common stock until the expiration of the Stockholders Agreement, which will occur on the earlier of the fifth anniversary of the Offering or the time the investors have sold two-thirds (2/3) of their original holdings of our common stock. Senior managers remain subject to this restriction on sale under the Amended Agreement. In the event that the investors sell a percentage of their shares that is higher than the percentage allowed by the provision described above, all managers will be able to sell up to the percentage then sold by the investors. The Amended Agreement provides that non-senior managers will (i) be released from the Amended Agreement from and after the first anniversary of the Effective Date, and (ii) not have piggyback registration rights on future registered offerings of our common stock by the investors. Senior managers retain piggyback registration rights.

Ongoing Initiatives for Fiscal 2014

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•	Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$75,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last three years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize
e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introducing New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and housewares and décor for the home, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as bath and cosmetic merchandise.

II.	Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•	Adhering to an Opportunistic Yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2013. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

•	Enhancing the Store Experience through Store Refreshes and Remodels. Since 2006, 73% of our stores are either new, refreshed, remodeled or relocated. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

III.	Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•	Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•	Enhance Purchasing Power. We believe that our growth and new West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•	Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future.

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

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for Net Income (Loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income (Loss) does not reflect the amortization of net favorable leases which are non-cash and are amortized over the life of the lease;

•	Adjusted Net Income (Loss) does not reflect costs related to debt amendments, fees related to the termination of our Advisory Agreement with Bain Capital and costs related to the Secondary Offerings that are expensed during the fiscal periods;

•	Adjusted Net Income (Loss) does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income (Loss) does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income (Loss) does not reflect impairment charges on long lived assets; and

•	Adjusted Net Income (Loss) does not reflect annual advisory fees paid to Bain Capital that were expensed during the fiscal periods.

During the three and nine months ended November 1, 2014, Adjusted Net Income (Loss) improved $15.2 million and $40.4 million, respectively, to income of $11.9 million and $29.6 million, respectively. These improvements in Adjusted Net Income (Loss) were driven by our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above.

The following table shows our reconciliation of Net Loss to Adjusted Net Income (Loss) for the three and nine month periods ended November 1, 2014 compared to the three and nine month periods ended November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Reconciliation of Net Loss to Adjusted Net Income (Loss):
Net Loss	$(34,214)	$(16,857)	$(28,910)	$(47,434)
Net Favorable Lease Amortization(a)	6,493	6,835	19,599	22,500
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other(b)	589	10,506	1,930	21,963
Stock Option Modification Expense(c)	628	1,768	2,419	9,031
Loss on Extinguishment of Debt(d)	70,302	—	73,983	617
Impairment Charges(e)	6	243	853	382
Advisory Fees(f)	28	700	154	2,875
Tax Effect(g)	(31,921)	(6,528)	(40,382)	(20,708)

Adjusted Net Income (Loss)	$11,911	$(3,333)	$29,646	$(10,774)

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the acquisition of our indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC) on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction (the Merger Transaction), and are recorded in the line item “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations.
(b)	For Fiscal 2014, costs are primarily related to the Secondary Offerings. For Fiscal 2013, costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to the credit agreement governing our Term Loan Facility (the Term Loan Credit Agreement), as well as fees related to the October 2013 termination of our Advisory Agreement with Bain Capital.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	For Fiscal 2014, amounts related to our August 2014 debt refinancing, the April 2014 partial redemption of our Holdco Notes and the April 2014 excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to our Term Loan Credit Agreement.
(e)	Represents impairment charges on long lived assets.
(f)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our advisory agreement with Bain Capital which was terminated on October 2, 2013 in connection with the Offering. All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations.
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f).

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

During the three and nine months ended November 1, 2014, Adjusted EBITDA improved $10.1 million and $34.0 million, respectively, to $72.5 million and $222.9 million, respectively. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the three and nine month periods ended November 1, 2014 compared to the three and nine month periods ended November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(34,214)	$(16,857)	$(28,910)	$(47,434)
Interest Expense	16,624	32,719	68,722	100,349
Interest Income	(8)	(19)	(31)	(184)
Loss on Extinguishment of Debt(a)	70,302	—	73,983	617
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other(b)	589	10,506	1,930	21,963
Stock Option Modification Expense(c)	628	1,768	2,419	9,031
Advisory Fees(d)	28	700	154	2,875
Depreciation and Amortization	42,584	41,071	124,341	126,310
Impairment Charges(e)	6	243	853	382
Tax Benefit	(24,009)	(7,678)	(20,516)	(24,985)

Adjusted EBITDA	$72,530	$62,453	$222,945	$188,924

(a)	For Fiscal 2014, amounts related to our August 2014 debt refinancing, the April 2014 partial redemption of our Holdco Notes and the April 2014 excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to our Term Loan Credit Agreement.
(b)	For Fiscal 2014, costs are primarily related to the Secondary Offerings. For Fiscal 2013, costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to the Term Loan Credit Agreement, as well as fees related to the October 2013 termination of our Advisory Agreement with Bain Capital.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our advisory agreement with Bain Capital which was terminated on October 2, 2013 in connection with the Offering. All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations.
(e)	Represents impairment charges on long lived assets.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and nine month periods ended November 1, 2014, we experienced an increase in comparable store sales of 5.2% and 4.2%, respectively.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, General and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.

Gross margin as a percentage of net sales during the three month periods ended November 1, 2014 and November 2, 2013 was 39.6% and 39.0%, respectively. This improvement was offset by an approximate 70 basis point increase in product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations. Gross margin as a percentage of net sales during the nine month periods ended November 1, 2014 and November 2, 2013 was 38.7% and 38.0%, respectively, which more than offset an approximate 40 basis point increase in product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations.

Inventory. Inventory at November 1, 2014 decreased to $899.9 million compared with $902.4 million at November 2, 2013. This was primarily driven by a decrease in our comparable store inventory of 13.7% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive sales, partially offset by an increase in our pack-and-hold inventory of approximately $50.4 million and our 18 net new stores opened since November 2, 2013.

Inventory at February 1, 2014 was $720.1 million. The increase in inventory from February 1, 2014 was primarily driven by the seasonality of our business and our 18 net new stores opened since February 1, 2014, partially offset by a decrease in our pack-and-hold inventory of approximately $14.8 million.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our annualized comparable store inventory turnover rate (exclusive of warehouse inventory) as of November 1, 2014 and November 2, 2013 was 4.5 turns per year and 3.8 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the first quarter of Fiscal 2014, we changed our definition of store payroll to exclude payroll associated with our loss prevention team. These costs are now included in our product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations. This change aligns our external reporting of store payroll with how the metric is reviewed internally by senior management. Under the current definition, store payroll as a percentage of net sales was 9.4% and 9.2% for the three and nine month periods ended November 1, 2014, respectively, and 9.6% and 9.4% for the three and nine month periods ended November 2, 2013, respectively. Under the previous definition, store payroll as a percentage of net sales was 9.8% and 9.7% for the three and nine month periods ended November 1, 2014, respectively, and 10.1% and 10.0% and for the three and nine month periods ended November 2, 2013, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from the leverage of our comparable store sales and efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $103.5 million during the nine month period ended November 1, 2014 resulting in a cash and cash equivalent balance of $29.4 million. During the nine month period ended November 2, 2013, cash and cash equivalents decreased $11.8 million. The decrease in cash flows from the first nine months of Fiscal 2014 compared to the first nine months of Fiscal 2013 was primarily driven by:

•	a $471.2 million decrease related to net repayments on our Holdco Notes ($128.2 million repayments on our Holdco Notes during the nine months ended November 1, 2014 compared to $343.0 million net proceeds from our Holdco Notes during the nine months ended November 2, 2013);

•	a $450.0 million decrease related to the repayment of our Senior Notes during the nine months ended November 1, 2014;

•	a $237.4 million decrease related to the net proceeds from the Offering (zero net proceeds during the nine months ended November 1, 2014 compared to $237.4 million net proceeds during the nine months ended November 2, 2013); and

•	a $42.3 million increase in capital expenditures, primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details); partially offset by

•	a $360.9 million increase related to net borrowings on our Term Loan Facility ($356.5 million net borrowings on our Term Loan Facility during the nine months ended November 1, 2014 compared to $4.4 million repayments during the nine months ended November 2, 2013);

•	a $336.0 million decrease in dividends paid (zero dividends paid during the nine months ended November 1, 2014 compared to $336.0 million of dividends paid in during the nine months ended November 2, 2013);

•	a $230.8 million increase due to a change in restricted cash deposits held with the trustee for the fourth quarter of Fiscal 2013 payment of the Holdco Notes;

•	a $167.2 million increase related to net proceeds on our ABL Line of Credit ($205.2 million net proceeds during the first nine months of Fiscal 2014 compared to $38.0 million net proceeds during the first nine months of Fiscal 2013);

•	a $9.1 million increase related to our excess tax benefit from stock based compensation during the nine months ended November 1, 2014; and

•	an $8.5 million decrease in deferred financing costs ($13.6 million during the nine months ended November 1, 2014 compared to $22.1 million during the nine months ended November 2, 2013).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents associated with collateral for certain insurance contracts) minus current liabilities. Working capital at November 1, 2014 was $45.5 million compared to $111.1 million at November 2, 2013. The change in our working capital from November 2, 2013 was primarily attributable to an increase in our accounts payable resulting from the timing of our inventory purchases and our 18 net new stores since November 2, 2013 and an increase in our other current liabilities as a result of our 18 net new stores since November 2, 2013, partially offset by an increase in our prepaid income taxes as a result of our improved operating results. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine month periods ended November 1, 2014 and November 2, 2013.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.8	0.7	0.8

Total Revenue	100.8	100.8	100.7	100.8
Cost of Sales	60.4	61.0	61.3	62.0
Selling, General and Administrative Expenses	34.3	34.1	32.9	32.9
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other	0.1	1.0	0.1	0.7
Stock Option Modification Expense	0.1	0.2	0.1	0.3
Restructuring and Separation Costs	—	—	—	0.1
Depreciation and Amortization	3.6	3.9	3.7	4.1
Impairment Charges – Long-Lived Assets	—	—	—	—
Other (Income) Expense, Net	(0.2)	(0.2)	(0.2)	(0.2)
Loss on Extinguishment of Debt	6.1	—	2.2	—
Interest Expense	1.4	3.1	2.1	3.2

Total Expense	105.8	103.1	102.2	103.1

Loss before Income Tax Benefit	(5.0)	(2.3)	(1.5)	(2.3)
Income Tax Benefit	(2.1)	(0.7)	(0.6)	(0.8)

Net Loss	(2.9)%	(1.6)%	(0.9)%	(1.5)%

Three Month Period Ended November 1, 2014 Compared With the Three Month Period Ended November 2, 2013

Net Sales

We experienced an increase in net sales for the third quarter of Fiscal 2014 of $92.8 million, or 8.7%, to $1,157.3 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $54.5 million, or 5.2%, to $1,096.9 million; and

•	an increase in net sales of $41.5 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; partially offset by

•	a $3.2 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 60 basis points during the third quarter of Fiscal 2014 driven by improved execution. This improvement was offset by an approximate 70 basis point increase in product sourcing costs, which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $49.0 million, or 7.5%, for the third quarter of Fiscal 2014, primarily driven by our overall increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 20 basis points for the third quarter of Fiscal 2014 driven by an increase in product sourcing costs and a shift in the timing of expenses from the second quarter of Fiscal 2014. Partially offsetting these increases was positive leverage from comparable store sales achieved on store payroll and advertising. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Three Months Ended
	November 1, 2014	Percentage of Net Sales	November 2, 2013	Percentage of Net Sales	$ Variance	% Change
Store Related Costs	$259.2	22.4%	$241.4	22.7%	$17.8	7.4%
Product Sourcing Costs	56.9	4.9	45.1	4.2	11.8	26.2
Corporate Costs	37.4	3.2	33.0	3.1	4.4	13.3
Marketing and Strategy Costs	28.2	2.5	28.4	2.7	(0.2)	(0.7)
Other Selling, General and Administrative Expenses	15.0	1.3	15.2	1.4	(0.2)	(1.3)

Selling, General and Administrative Expenses	$396.7	34.3%	$363.1	34.1%	$33.6	9.3%

Store related costs as a percentage of net sales improved approximately 30 basis points during the third quarter of Fiscal 2014. This improvement was primarily driven by the improved leverage of store payroll of approximately 20 basis points and improved leverage in occupancy and other store costs of approximately 10 basis points, primarily driven by our 5.2% increase in comparable store sales.

On a dollar basis, the $17.8 million increase in store related costs was primarily driven by our 18 net new stores that have opened since the third quarter of Fiscal 2013 as well as stores that opened during the third quarter of Fiscal 2013 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 70 basis points during the third quarter of Fiscal 2014, which offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was primarily driven by an increase of approximately 50 basis points in our supply chain costs, or $7.8 million on a dollar basis.

Corporate costs as a percentage of net sales increased approximately 10 basis points during the third quarter of Fiscal 2014 driven by a shift in the timing of expenses from the second quarter of Fiscal 2014.

Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other

During the three months ended November 1, 2014, Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other totaled $0.6 million, primarily driven by $0.5 million of costs associated with the Secondary Offerings. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our Secondary Offerings.

During the three months ended November 2, 2013, Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other totaled $10.5 million, primarily related to $10.1 million of fees associated with the termination of our Advisory Agreement with Bain Capital. Refer to Note 15, “Related Parties,” to our Condensed Consolidated Financial Statements for further details on the termination of the Advisory Agreement.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During the third quarter of Fiscal 2014, we recorded $0.1 million of expense related to these payments. We expect to recognize the remaining expense of $0.1 million during the remainder of Fiscal 2014 and $0.4 million, $0.1 million and less than $0.1 million for the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During the third quarter of Fiscal 2014, we recognized $0.5 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $0.4 million during the remainder of Fiscal 2014 and $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $42.6 million during the third quarter of Fiscal 2014 compared with $41.1 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 18 net new stores opened since November 2, 2013.

Loss on Extinguishment of Debt

During the third quarter of Fiscal 2014, we recorded a loss on extinguishment of debt of $70.3 million as a result of the debt transactions that were completed on August 13, 2014. Refer to Note 4, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details on our refinancing transaction.

Interest Expense

Interest expense decreased $16.1 million to $16.6 million during the third quarter of Fiscal 2014, primarily driven by the following:

•	a decrease of $9.8 million of interest expense related to our Senior Notes as a result of the $450.0 million principal payment on our Senior Notes in August 2014;

•	a decrease of $7.5 million of interest expense related to our Holdco Notes as a result of the $221.8 million, $58.0 million and $70.2 million principal payments on our Holdco Notes in November 2013, April 2014 and August 2014, respectively; and

•	a decrease of $1.7 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes, Senior Notes and Term Loan Facility mentioned above; partially offset by

•	an increase of $2.8 million related to our Term Loan Facility as a result of August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility from $830.6 million to $1,200.0 million; and

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2014 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	November 1, 2014	November 2, 2013
Average Interest Rate – ABL Line of Credit	1.7%	2.1%
Average Interest Rate – Term Loan Facility	4.3%	4.3%
Average Balance – ABL Line of Credit	$226.5 million	$81.8 million
Average Balance – Term Loan Facility	$1,155.3 million	$868.8 million

Income Tax Benefit

Income tax benefit was $24.0 million and $7.7 million during the third quarters of Fiscal 2014 and Fiscal 2013, respectively. The effective tax rates for the third quarters of Fiscal 2014 and Fiscal 2013 were 41.2% and 31.3%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the third quarter of Fiscal 2014, resulting in the annual effective income tax rate of 40.8% (before discrete items) being our best estimate. The effective tax rate for the third quarter of Fiscal 2014 was impacted by discrete adjustments that increased the tax benefit by $0.4 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon effective settlement of audits, partially offset by an increase in deferred tax liabilities due to changes in state effective tax rates.

Our best estimate of the projected annual effective income tax rate for the third quarter of Fiscal 2013 was 38.6% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the tax benefit by $2.0 million, primarily related to the accrual of interest for unrecognized tax benefits established in prior years, true-ups for income tax expense in prior periods and write off of deferred tax assets relating to vested stock options forfeited during the quarter. The increase in our annual effective tax rate for the third quarter of Fiscal 2014 compared to the third quarter of Fiscal 2013 is primarily driven by certain hiring credits available during the third quarter of Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

Net Loss

We recorded a net loss of $34.2 million for the third quarter of Fiscal 2014 compared with a net loss of $16.9 million for the comparative quarter. The increase in our net loss was primarily driven by an increase in our loss on extinguishment of debt, partially offset by our improved gross margin.

Nine Month Period Ended November 1, 2014 Compared With the Nine Month Period Ended November 2, 2013

Net Sales

We experienced an increase in net sales for the first nine months of Fiscal 2014 of $235.9 million, or 7.6%, to $3,329.1 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $127.6 million, or 4.2%, to $3,184.8 million; and

•	an increase in net sales of $118.2 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; partially offset by

•	a $9.9 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 70 basis points during the nine months ended November 1, 2014, driven by improved execution. This improvement more than offset an approximate 40 basis point increase in product sourcing costs, which are included in the line item “Selling, General and Administrative Expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $124.5 million, or 6.5%, during the nine months ended November 1, 2014, primarily driven by our overall increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales remained consistent at 32.9% during the nine months ended November 1, 2014. We experienced positive leverage from comparable store sales achieved on store payroll and advertising. Partially offsetting these rate improvements was an increase in product sourcing costs as well as deterioration as a result of a legal accrual established during the second quarter of Fiscal 2014. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Nine Months Ended
	November 1, 2014	Percentage of Net Sales	November 2, 2013	Percentage of Net Sales	$ Variance	% Change
Store Related Costs	$739.2	22.2%	$696.5	22.5%	$42.7	6.1%
Product Sourcing Costs	147.1	4.4	122.6	4.0	24.5	20.0
Corporate Costs	108.5	3.3	98.5	3.2	10.0	10.2
Marketing and Strategy Costs	59.2	1.8	58.7	1.9	0.5	0.9
Other Selling, General and Administrative Expenses	39.8	1.2	41.3	1.3	(1.5)	(3.6)

Selling, General and Administrative Expenses	$1,093.8	32.9%	$1,017.6	32.9%	$76.2	7.5%

Store related costs as a percentage of net sales improved approximately 30 basis points during the nine months ended November 1, 2014. This improvement was primarily driven by the improved leverage of store payroll of approximately 30 basis points driven by our improved operating results and our 4.2% increase in comparable store sales.

On a dollar basis, the $42.7 million increase in store related costs was primarily driven by our 18 net new stores that have opened since the third quarter of Fiscal 2013 as well as stores that were operating for the full nine months ended November 1, 2014 that were not operating for the full nine months ended November 2, 2013.

Product sourcing costs as a percentage of net sales increased approximately 40 basis points during the nine months ended November 1, 2014 as expected, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was primarily driven by an increase in our supply chain costs of $17.3 million.

The increase in corporate costs as a percentage of net sales during the nine months ended November 1, 2014 was primarily related to an increase in our legal accrual of approximately 10 basis points. On a dollar basis, the increase in corporate costs is driven by the establishment of a $3.0 million legal accrual during the second quarter of Fiscal 2014, an increase in our incentive compensation of approximately $2.4 million as a result of our operating results to date and an increase in business insurance of approximately $1.8 million attributable to our general business expansion.

Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other

During the nine months ended November 1, 2014, Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other totaled $1.9 million, primarily driven by $1.3 million of costs associated with the Secondary Offerings. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our Secondary Offerings.

During the nine months ended November 2, 2013, Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other totaled $22.0 million and were related to Amendments No. 2 and No. 3 to the Term Loan Credit Agreement and the termination of our Advisory Agreement with Bain Capital. Refer to Note 4, “Long Term Debt,” and Note 15, “Related Parties,” to our Condensed Consolidated Financial Statements for further details on our amendments to the Term Loan Credit Agreement and the termination of our Advisory Agreement, respectively.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During the nine months ended November 1, 2014, we recorded $0.5 million of expense related to these payments. We expect to recognize the remaining expense of $0.1 million during the remainder of Fiscal 2014 and $0.4 million, $0.1 million and less than $0.1 million for the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During the nine months ended November 1, 2014, we recognized $1.9 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $0.4 million during the remainder of Fiscal 2014 and $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $124.3 million during the nine months ended November 1, 2014 compared with $126.3 million during the comparative period. The decrease in depreciation and amortization expense was primarily driven by the expiration dates of certain of our favorable leases and by our 18 net new stores opened since November 2, 2013.

Loss on Extinguishment of Debt

During the nine months ended November 1, 2014, we recorded a loss on extinguishment of debt of $74.0 million, primarily driven by a $70.3 million loss as a result of our August 2014 debt transactions and a $3.6 million loss as a result of the April 4, 2014 partial redemption of our Holdco Notes. During the nine months ended November 2, 2013, we recorded a loss on extinguishment of debt of $0.6 million as a result of Amendment No. 3 to the Term Loan Credit Agreement. Refer to Note 4, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details.

Interest Expense

Interest expense decreased $31.6 million to $68.7 million during the nine months ended November 1, 2014, primarily driven by the following:

•	a decrease of $18.6 million of interest expense related to our Holdco Notes as a result of the $221.8 million, $58.0 million and $70.2 million principal payments on our Holdco Notes in November 2013, April 2014 and August 2014, respectively;

•	a decrease of $9.8 million of interest expense related to our Senior Notes as a result of the $450.0 million principal payment on our Senior Notes in August 2014;

•	a decrease of $2.0 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes, Senior Notes and Term Loan Facility mentioned above; and

•	a decrease of $1.1 million related to our Term Loan Facility as a result of (i) the May 2013 refinancing which reduced the interest rates associated with our Term Loan Facility by 100 basis points and reduced the LIBOR floor by 25 basis points and (ii) the $30.0 million prepayment in January 2014, partially offset by the August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility from $830.6 million to $1,200.0 million.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, during the nine months ended November 1, 2014 compared with the prior year’s period are summarized in the table below:

	Nine months ended
	November 1, 2014	November 2, 2013
Average Interest Rate – ABL Line of Credit	1.7%	2.2%
Average Interest Rate – Term Loan Facility	4.3%	4.7%
Average Balance – ABL Line of Credit	$83.8 million	$42.9 million
Average Balance – Term Loan Facility	$940.1 million	$870.3 million

Income Tax Benefit

Income tax benefit was $20.5 million for the nine months ended November 1, 2014 compared to a $25.0 million for the nine months ended November 2, 2013. The effective tax rates for the nine months ended November 1, 2014 and November 2, 2013 were 41.5% and 34.5%, respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the nine months ended November 1, 2014, resulting in the annual effective income tax rate of 40.8% (before discrete items) being our best estimate. The effective tax rate for the nine months ended November 1, 2014 was impacted by discrete adjustments that increased the tax benefit by $0.5 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the effective settlement of audits, partially offset by an increase in deferred tax liabilities due to changes in state effective tax rates.

Our best estimate of the projected annual effective income tax rate for the first nine months of Fiscal 2013 was 38.6% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the rate by 4.1% and the tax benefit by $2.9 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and write off of deferred tax assets relating to vested stock options exercised during the first nine months of Fiscal 2013. The increase in our annual effective tax rate for the first nine months of Fiscal 2014 compared to the first nine months of Fiscal 2013 is primarily driven by certain hiring credits available during Fiscal 2013 that have not been legislatively approved for Fiscal 2014.

Net Loss

We recorded a net loss of $28.9 million for the first nine months of Fiscal 2014 compared with a net loss of $47.4 million for the comparative period. The decrease in our net loss was primarily driven by our improved gross margin, partially offset by an increase in our loss on extinguishment of debt.

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

Cash Flow for the Nine Months ended November 1, 2014 Compared with the Nine Months ended November 2, 2013

We used $103.5 million of cash flow during the nine months ended November 1, 2014 compared with a use of $11.8 million during the comparative period.

Net cash provided by operating activities amounted to $88.5 million and $83.3 million during the first nine months of Fiscal 2014 and Fiscal 2013, respectively. The increase was primarily driven by our improved operating results, exclusive of our non-cash loss on extinguishment of debt, and our reduced inventory levels, partially offset by an increase in income tax payments.

Net cash used in investing activities was $164.4 million and $352.8 million during the first nine months of Fiscal 2014 and Fiscal 2013, respectively. This change was primarily the result of the restricted cash deposits with a trustee as of November 2, 2013 of $230.8 million for the partial repayment of the Holdco Notes during the fourth quarter of Fiscal 2013, partially offset by a $42.3 million increase in cash paid for property and equipment during the first nine months of Fiscal 2014 versus the comparable period.

Net cash used in financing activities was $27.7 million during first nine months of Fiscal 2014 compared to net cash provided by financing activities of $257.8 million during the first nine months of Fiscal 2013. This decrease in cash was primarily related to the following:

•	a $471.2 million decrease related to net repayments on our Holdco Notes ($128.2 million repayments on our Holdco Notes during the nine months ended November 1, 2014 compared to $343.0 million net proceeds from our Holdco Notes during the nine months ended November 2, 2013);

•	a $450.0 million decrease related to the repayment of our Senior Notes during the nine months ended November 1, 2014; and

•	a $237.4 million decrease related to the net proceeds from the Offering (zero net proceeds during the nine months ended November 1, 2014 compared to $237.4 million net proceeds during the nine months ended November 2, 2013); partially offset by

•	a $360.9 million increase related to net borrowings on our Term Loan Facility ($356.5 million net borrowings on our Term Loan Facility during the nine months ended November 1, 2014 compared to $4.4 million repayments during the nine months ended November 2, 2013);

•	a $336.0 million decrease in dividends paid (zero dividends paid during the nine months ended November 1, 2014 compared to $336.0 million of dividends paid during the nine months ended November 2, 2013); and

•	a $167.2 million increase related to net proceeds on our ABL Line of Credit ($205.2 million net proceeds during the first nine months of Fiscal 2014 compared to $38.0 million net proceeds during the first nine months of Fiscal 2013).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents associated with collateral for certain insurance contracts) minus current liabilities. Working capital at November 1, 2014 decreased $65.6 million to $45.5 million compared to $111.1 million at November 2, 2013, primarily attributable to an increase in our accounts payable resulting from the timing of our inventory purchases and our 18 net new stores since November 2, 2013 and an increase in our other current liabilities as a result of our 18 net new stores since November 2, 2013, partially offset by an increase in our prepaid income taxes as a result of our improved operating results. Working capital at February 1, 2014 was $80.6 million.

Capital Expenditures

For the first nine months of Fiscal 2014, cash spend for capital expenditures, net of $21.7 million of landlord allowances, amounted to $142.9 million. We estimate that we will spend approximately $180 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2014, including approximately $70 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $30 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of approximately $40 million related to the construction of our new corporate headquarters.

Dividends

Payment of dividends was prohibited under our credit agreements except in limited circumstances. In February 2013, net proceeds from the offering of the Holdco Notes were used to pay a special cash dividend of $336.0 million to the then Class A and Class L stockholders on a pro rata basis.

As a result of the debt transactions that closed on August 13, 2014, payment of dividends is no longer prohibited under our Term Loan Facility or our ABL Line of Credit. Refer to Note 4 to our Condensed Consolidated Financial Statements, “Long Term Debt,” for further details.

Operational Growth

As of November 1, 2014, we operated 539 stores primarily under the name “Burlington Stores.” During the nine months ended November 1, 2014, we opened 19 new stores under the name “Burlington Stores” and one new store under the name “MJM Designer Shoes” and closed one Burlington Store and one MJM Designer Shoes store. As part of our growth strategy, we plan to open four new Burlington Stores during the remainder of Fiscal 2014.

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

Debt

As of November 1, 2014, our obligations include $1,197.0 million, exclusive of original issue discount, under our Senior Secured Term Loan Credit Agreement due 2021 and $205.2 million of outstanding borrowings under our ABL Line of Credit.

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of Holdco Notes. In connection with this transaction, we recognized a loss on the extinguishment of long-term debt of $3.6 million representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations.

On August 13, 2014, we completed the refinancing of our Term Loan Facility, Senior Notes, Holdco Notes and ABL Line of Credit. As a result of these transactions, the Senior Notes and Holdco Notes, with carrying values of $450.0 million and $70.2 million, respectively, at August 13, 2014 were redeemed in full. Additionally, the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding on the Term Loan Facility at August 13, 2014 was replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). Borrowings on our ABL Line of Credit related to these transactions were $217.0 million. In connection with these transactions, we recognized a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations. We incurred new deferred financing fees of $13.6 million as a result of these transactions.

Term Loan Facility

On August 13, 2014 (the Closing Date), BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended by the Fourth Amendment, the Amended Term Loan Credit Agreement).

The parties to the Term Loan Credit Agreement entered into the Fourth Amendment in order to, among other things, (i) increase the available incremental amount from $150.0 million to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00, (ii) remove the following financial performance covenants: (a) consolidated leverage ratio, (b) consolidated interest ratio and (c) capital expenditures, and (iii) give BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio.

The Term B-3 Loans will mature on August 13, 2021, seven years after the Closing Date. Mandatory quarterly payments of $3.0 million are payable as of the last day of each quarter beginning with the quarter ended November 1, 2014.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At November 1, 2014 and November 2, 2013, our borrowing rates related to the Term Loan Facility were 4.25%.

ABL Line of Credit

Also on the Closing Date, BCFWC entered into a First Amendment (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit).

The parties to the Amended ABL Credit Agreement have entered into the ABL Amendment in order to, among other things, give BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR was reduced from 1.75% - 2.25% (based on total commitments or borrowing base availability) to 1.25% - 1.50% (based on total commitments or borrowing base availability). The fee on the average daily balance of unused loan commitments is 0.25%. The ABL Line of Credit is collateralized by a first lien on our inventory and receivables and a second lien on our real estate and property and equipment.

The ABL Line of Credit will mature on August 13, 2019, five years after the Closing Date.

At November 1, 2014, we had $346.3 million available under the Amended ABL Line of Credit and $205.2 million of outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended November 1, 2014 amounted to $297.0 million. Average borrowings during the three and nine month periods ended November 1, 2014 amounted to $226.5 million and $83.8 million, respectively, at average interest rates of 1.7%.

Certain Information Concerning Contractual Obligations

As a result of our August 13, 2014 debt transactions, our obligations to make future payments under our current debt obligations as of November 1, 2014 are as follows:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt Obligations(1)	$1,197,000	$12,000	$24,000	$24,000	$1,137,000
Interest on Debt Obligations(2)	338,565	51,244	100,942	99,839	86,540

Total	$1,535,565	$63,244	$124,942	$123,839	$1,223,540

(1)	Excludes the ABL Line of Credit balance as of November 1, 2014 of $205.2 million, which is not required to be paid until maturity in 2019, but may be repaid at any time prior.
(2)	The interest rate related to the Term Loan Facility was 4.25% as of November 1, 2014. The ABL Line of Credit agreement has no annual minimum principal payment requirements, and therefore principal and interest payments are excluded from the table above. Based on our average borrowings under the ABL Line of Credit balance as of November 1, 2014, interest payments would be $1.5 million within the next fiscal year, $2.9 million in the next 2 to 3 years and $2.6 million in the next 4 to 5 years.

There were no other significant changes regarding our obligations to make future payments under current contracts since February 1, 2014.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements , “Summary of Significant Accounting Policies,” and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact in our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 4 to our Condensed Consolidated Financial Statements, “Long Term Debt.”

We manage our interest rate risk through the use of interest rate cap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At November 1, 2014, we had $1,402.2 million of floating-rate debt, exclusive of original issue discount. Based on $1,402.2 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of $13.9 million per year, resulting in $13.9 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at November 1, 2014	Additional Interest Expense Q4 2014	Additional Interest Expense Q1 2015	Additional Interest Expense Q2 2015	Additional Interest Expense Q3 2015
ABL Line of Credit	$205,200	$513	$513	$513	$513
New Term Loan Facility (a)	1,197,000	2,985	2,978	2,970	2,963

	$1,402,200	$3,498	$3,491	$3,483	$3,476

(a)	Principal balance represents carrying value of our New Term Loan Facility exclusive original issue discount.

On August 19, 2014, the Company entered into four interest rate cap contracts to manage the interest rate risk associated with future interest payments on our variable-rate debt. Two of the interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $775.0 million, cap rates of 3.0%, are effective August 31, 2014 and mature on February 28, 2017. The other two interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $680.0 million, cap rates of 4.0%, are effective February 28, 2017 and mature on February 28, 2019. In addition, we have two interest rate cap contracts which limit our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations through May 31, 2015. If interest rates were to increase above the cap rates in effect as of August 19, 2014, for a full fiscal year, then our maximum interest rate exposure would be $35.5 million assuming constant borrowing levels of $1,402.2 million. Currently, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the amounts limited in our interest rate cap contracts. As of November 1, 2014, the borrowing rates related to our Term Loan Facility and ABL Line of Credit were 4.25% and 1.68%, respectively.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, November 1, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2014.

During the quarter ended November 1, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. While the Company denies liability and intends to defend itself vigorously in the matter, the Company is unable to predict whether plaintiff or the Company will prevail at trial which is scheduled for January 20, 2015, or thereafter on appeal. The Company is unable to estimate the outcome that may be assessed against the Company in the event of an adverse determination by the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1(1)	Amendment No. 4 to Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.2(1)	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers signatory thereto, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on August 18, 2014.

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

Date: December 9, 2014

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