Form 10-K
period 2015-01-31
Burlington Stores, Inc.
filed 2015-03-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

(609) 387-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on August 1, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,014,179,815. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

As of March 13, 2015, 75,254,682 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2015 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2014 fiscal year, are incorporated by reference in Part III hereof.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 542 stores as of January 31, 2015, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended January 31, 2015, we generated total revenue of $4,849.6 million, net sales of $4,814.5 million, net income of $66.0 million and Adjusted Net Income and Adjusted EBITDA (as subsequently defined in this Form 10-K) of $138.6 million and $448.1 million, respectively.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware when the company originally became a public company and currently exists as a Delaware corporation. BCFWC became a direct, wholly-owned subsidiary of Burlington Coat Factory Investments Holdings, Inc. in connection with the acquisition of BCFWC on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction (the Merger Transaction) and became an indirect, wholly-owned subsidiary of ours on February 14, 2013, in connection with our corporate reorganization. We completed an initial public offering of our common stock in October 2013, and Bain Capital ceased owning a majority of our outstanding common stock in October 2014.

Fiscal Year End

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 52 week fiscal year ended January 31, 2015 (Fiscal 2014). The fiscal year ended February 1, 2014 (Fiscal 2013) consisted of 52 weeks and the fiscal year ended February 2, 2013 (Fiscal 2012) consisted of 53 weeks.

Our Stores

As of January 31, 2015, we operated 542 stores, inclusive of an internet store. Over 98% of our net sales are derived from stores we operate as Burlington stores (Burlington Stores). We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home décor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. Our broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe Burlington Stores’ substantial selection of staple, destination products attracts customers from beyond our local trade areas. We believe these products drive incremental store-traffic and differentiate us from our competitors.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, primarily fragrances. During Fiscal 2014, our rental income from all such arrangements aggregated less than 1% of our total revenues. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represent a competitive advantage. Our average store size is approximately 78,000 square feet. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment. As a result, we believe major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base. In addition, we have built long-standing relationships with major shopping center developers.

Our store base is geographically diversified with stores located in 44 states and Puerto Rico.

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	KY	4	NV	5
AL	7	LA	9	NY	36
AR	2	MA	14	OH	19
AZ	9	MD	16	OK	3
CA	61	ME	2	OR	4
CO	6	MI	17	PA	30
CT	10	MN	6	PR	12
DE	2	MO	6	RI	4
FL	37	MS	2	SC	5
GA	16	NC	12	TN	7
IA	2	ND	1	TX	52
ID	2	NE	1	UT	3
IL	29	NH	2	VA	17
IN	12	NJ	28	WA	11
KS	6	NM	2	WI	9

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

Our store managers are accountable for the sales and profitability of their stores. The store leadership team is comprised of managers and assistant managers. The stores are led by their regional team, consisting of a regional vice president and regional managers in operations, human resources and loss prevention. The regional vice president sets the priorities for the team and ensures the stores are supported in their overall mission to grow sales and profitability.

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 542 stores, inclusive of an internet store, as of January 31, 2015. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings since the beginning of our fiscal year ended February 2, 2013.

	As of February 2, 2013	As of February 1, 2014	As of January 31, 2015
Stores (Beginning of Period)	477	500	521
Stores Opened	25	23	24
Stores Closed	(2)	(2)	(3)

Stores (End of Period)	500	521	542

Distribution and Warehousing

We have two primary distribution centers that ship approximately 92% of merchandise units to our stores. The remaining 8% of merchandise units are drop shipped directly to our stores. The two primary distribution centers, located in Edgewater Park, New Jersey and San Bernardino, California, occupy an aggregate of 1,308,000 square feet and each includes processing and storage capabilities.

In addition, we operate warehousing facilities to support our two primary distribution centers. During Fiscal 2014 we opened two new warehousing facilities and closed two smaller warehousing facilities. The Redlands California facility, opened in June, 2014, is 800,000 square feet and is being used primarily as remote storage for our San Bernardino, California distribution center. The Redlands California facility replaced a smaller 295,000 square foot Redlands facility. The Burlington, New Jersey facility, opened in December, 2014, is 678,000 square feet and is being used primarily as remote storage for our Edgewater Park, New Jersey distribution center. The Burlington, New Jersey facility replaced a smaller 218,000 square foot facility in Cinnaminson, New Jersey.

	Calendar Year Operational		Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey	2004		648,000	Owned
San Bernardino, California	2006		660,000	Leased
Warehousing Facilities(1):
Burlington, New Jersey (Route 130 North)	1987		402,000	Owned
Burlington, New Jersey (Daniels Way)	2014		678,000	Leased
Florence, New Jersey	2013		208,000	Leased
Cinnaminson, New Jersey	2013	(2)	218,000	Leased
Redlands, California (Palmetto Ave)	2011	(2)	295,000	Leased
Redlands, California (Pioneer Ave)	2014		800,000	Leased

(1)	Our warehousing facilities are primarily used as storage/support facilities to service our primary distribution centers. Product stored at these facilities is processed and shipped through our Edgewater Park or San Bernardino distribution centers.
(2)	Warehousing activities in these facilities ceased during Fiscal 2014.

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

Our Off-Price Sourcing and Merchandising Model

Our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers focused on improving comparable store inventory turnover, inventory age and freshness of merchandise. We purchase merchandise from many suppliers, none of which accounted for more than 2% of our net purchases during Fiscal 2014. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

We have designed our merchant organization so that buyers focus primarily on buying, planners focus primarily on planning, and information systems help inform data-driven decisions for both groups. Buyers are in market each week and focus on purchasing great products for great value. We seek to purchase a majority of our merchandise in-season. Buyers spend time interacting face-to-face with new and existing vendors and on continuously evaluating trends in the market to which we believe our customers would respond positively. Our buyers use a Merchant Scorecard that rates products across four key attributes—fashion, quality, brand and price—to help formalize a framework for buying decisions.

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Women’s Ready-to-Wear Apparel	24%	24%	23%
Menswear	20%	19%	20%
Accessories and Footwear	22%	21%	21%
Coats	7%	8%	8%
Youth Apparel/Baby/Home	27%	28%	28%

E-Commerce

We employ an e-commerce strategy currently focused on increasing awareness of the breadth of our merchandise selection, great brands and values, as well as driving traffic to our stores and selling merchandise directly from our website. We execute our strategy through our website and through social media platforms such as Facebook, Twitter and Pinterest. In Fall 2013, we re-launched our website with a significantly upgraded user experience – including improved navigation, shopping functionality and a more modern layout to increase site traffic and conversion rates. This re-launch also included an expansion of the online merchandise assortment to include additional items across women’s ready-to-wear apparel, menswear, youth apparel, baby, accessories, home and coats. As a part of this re-launch, we also updated the cross-channel Baby Registry currently serving our Baby Depot customers.

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

Management Information Systems and Processes

We utilize a combination of primarily industry-standard third party and internally developed information technology and system solutions across our business functions. We continually evaluate and implement business system technology and solutions that enhance the consistency of our execution and improve the scalability of business system functions across a growing store base. We utilize a testing methodology which allows us to evaluate new initiatives across our entire organization and make data-driven decisions that support growth and minimize costs. To date, we have performed tests in store operations, merchandise presentation, advertising and marketing, among other areas.

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

Employees

As of January 31, 2015, we employed approximately 34,000 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of January 31, 2015, employees at two of our stores were subject to collective bargaining agreements.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access financial and other information about us in the Investors Relations section of our website, which can be accessed at www.burlingtonstores.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is therefore not incorporate by reference. The reference to our website address is intended to be an inactive textual reference only.

Item 1A.	Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Such statements may include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; competitive factors, including pricing and promotional activities of major competitors; our ability to successfully implement one or more of our strategic initiatives; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices by customers; competitive factors, including pricing and promotional activities of major competitors; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; an increase in competition within the markets in which we compete; regulatory changes; changes in general and/or regional economic conditions; our relationships with employees; the impact of current and future laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation and risks; and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of the 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010, our quarterly comparable store sales rates have ranged from an increase of 7.8% to a decrease of 7.1%.

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

Our growth largely depends on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years, while refreshing a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our $600.0 million Second Amended and Restated Credit Agreement, dated as of August 13, 2014 (the ABL Line of Credit); however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

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

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or associates to travel to our stores. In addition, unforeseen public health issues, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations. Any of these events or circumstances could disrupt the operations of one or more of our vendors or one or more of our stores located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores. As a result, our business could be adversely affected.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture. The store employee turnover rate in the retail industry is generally high. Excessive store employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. Moreover, improvement in general economic conditions may decrease the supply of part-time labor, which constitutes the majority of our store employee base. Our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, wage increases by our competitors, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover.

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

During Fiscal 2014, we extended central distribution services to approximately 92% of our merchandise units through our distribution facilities. Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of our primary distribution centers.

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

The efficient operation of our business is dependent on our information systems. If an act of God, interference by computer hackers or another event caused our information systems to not function properly, major business disruptions could occur. In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We have some redundant capabilities across our data center in Edgewater, New Jersey, our corporate headquarters campus consisting of two locations in Florence and Burlington, New Jersey, respectively, and at a Disaster Recovery Center located in Chicago, Illinois. If a disaster impacts either corporate location, while it most likely would not fully incapacitate us, our operations could be significantly affected. System redundancy and recovery is targeted to support the most critical aspects of running our business, but our disaster recovery planning may be ineffective, insufficient or inadequate to address all eventualities.

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

Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Computer hackers may attempt to penetrate our computer systems or the systems of third parties with which we do business and, if successful, misappropriate personal information, payment card or check information or confidential business information. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software, and encryption technologies, computer hackers are continuously developing new tools and methods that may increase the risk of a breach.

While we continue to invest in the protection of our information technology by implementing and maintaining what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, such procedures and controls may not be effective. An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law and set May 1, 2015 as the date for a conference to set a date for trial to determine the penalty to be assessed against the Company. The Company is unable to predict the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material. As the state of the law in this area is unsettled and there are conflicting decisions in several cases brought against retailers under the Song Beverly law, the Company has not determined whether it will appeal the determination of the trial court and cannot predict whether an appeal may be successful. However, the Company intends to consider all alternatives including, among others, seeking a stay of proceedings by the trial court while the appellate court is considering an appeal in another case with similar facts, seeking to settle the matter with plaintiffs, seeking an interlocutory appeal in its own case and proceeding to trial on the penalty phase.

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

Our substantial indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

As of January 31, 2015, our total indebtedness was $1,250.4 million, including $1,161.5 million, inclusive of original issue discount, under our $1,200.0 million Senior Secured Term Loan Facility, pursuant to our term loan credit agreement (the Term Loan Credit Agreement) dated as of February 24, 2011, as amended, and $63.3 million under our ABL Line of Credit. Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to approximately $51.7 million for the fiscal year ended January 30, 2016.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the ABL Line of Credit and the Term Loan Credit Agreement, may restrict us from affecting any of these alternatives.

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

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our Board of Directors. These provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	establish a classified Board of Directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•	limit the ability of stockholders to remove directors;

•	prohibit stockholders from calling special meetings of stockholders; and

•	require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the amended and restated bylaws and certain provisions of the amended and restated certificate of incorporation.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

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

Because we do not intend to pay cash dividends in the near term, stockholders may not receive any return on investment unless they are able to sell their common stock for a price greater than their purchase price.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock in the near term. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our ABL Line of Credit and Term Loan Credit Agreement, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if stockholders purchase shares of our common stock, realization of a gain on investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The deterioration of income from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We own the land and/or buildings for 40 of our stores and have leases for 504 of our stores. Most of our store leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

We own approximately 97 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate headquarters campus, which includes our new corporate headquarters, our previous corporate headquarters and our Burlington warehouse facility. We also own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We also lease a 660,000 square foot distribution facility in San Bernardino, California. We currently lease two additional warehousing facilities for storage/support purposes in New Jersey and California, with a combined square footage of 1,478,000 square feet. We also lease approximately 35,000 square feet of office space in New York City.

The following table identifies the years in which our leases (exclusive of distribution and corporate leased locations), existing at January 31, 2015, expire, showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available. For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified. Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Year Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2015—2016	8	85
2017—2018	14	117
2019—2020	10	123
2021—2022	5	43
2023—2024	5	47
Thereafter to 2078	8	39

Total	50	454

Item 3.	Legal Proceedings

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law and set May 1, 2015 as the date for a conference to set a date for trial to determine the penalty to be assessed against the Company. The Company is unable to predict the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material. As the state of the law in this area is unsettled and there are conflicting decisions in several cases brought against retailers under the Song Beverly law, the Company has not determined whether it will appeal the determination of the trial court and cannot predict whether an appeal may be successful. However, the Company intends to consider all alternatives including, among others, seeking a stay of proceedings by the trial court while the appellate court is considering an appeal in another case with similar facts, seeking to settle the matter with plaintiffs, seeking an interlocutory appeal in its own case and proceeding to trial on the penalty phase.

To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. The ultimate outcome of the case could have a material adverse effect on the Company’s results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “BURL” on October 2, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated below, the quarterly high and low sales prices per share of our common stock since October 2, 2013.

Fiscal 2013	High	Low
Third Quarter (ending November 2, 2013)	$28.00	$22.61
Fourth Quarter (ending February 1, 2014)	$32.98	$21.54

Fiscal 2014	High	Low
First Quarter (ending May 3, 2014)	$32.55	$23.88
Second Quarter (ending August 2, 2014)	$33.59	$26.77
Third Quarter (ending November 1, 2014)	$42.61	$32.07
Fourth Quarter (ending January 31, 2015)	$52.14	$40.73

Holders

As of March 13, 2015, we had 154 holders of record of our common stock.

Dividends

In February 2013, net proceeds from the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) were used to pay a special cash dividend of $336.0 million to the holders of our Class A common stock and Class L common stock on a pro rata basis. Prior to our initial public offering in October 2013, each outstanding share of our Class A common stock was automatically cancelled and then each outstanding share of our Class L common stock was automatically converted into one share of our Class A common stock. We then effected an 11-for-1 split of our Class A common stock and then reclassified our Class A common stock into common stock.

We currently do, and intend to continue to, retain all available funds and any future earnings to fund the development and growth of our business and pay down debt as appropriate. Therefore, at this time, we do not anticipate paying cash dividends in the near term. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Stock Performance Graph

The performance graph below and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock from October 2, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2015, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Quarters Ended
Company / Index	October 2, 2013	November 2, 2013	February 1, 2014	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Burlington Stores, Inc.	$100.00	$108.60	$102.28	$112.75	$130.15	$167.69	$199.48
S&P 500 Index	$100.00	$104.00	$105.24	$111.06	$113.65	$119.14	$117.78
S&P Retailing Index	$100.00	$103.32	$100.62	$100.42	$101.85	$110.66	$119.48

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
November 2, 2014 through November 29, 2014	—	$—	*	*
November 30, 2014 through January 3, 2015	—	—	*	*
January 4, 2015 through January 31, 2015	2,142	51.60	*	*

Total	2,142		*	*

*	These amounts are not applicable as we do not have a share repurchase program in effect.
(1)	Common stock purchased during the three fiscal months ended January 31, 2015 represents shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2014, Fiscal 2013 and Fiscal 2012, and for the fiscal years ended January 28, 2012 (Fiscal 2011) and January 29, 2011 (Fiscal 2010) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended(1)
	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Revenue	$3,701,089	$3,887,531	$4,165,504	$4,461,987	$4,849,634

Net Income (Loss)	$30,998	$(6,272)	$25,301	$16,150	$65,955

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$21.09	$24.58	$28.76	$31.93	$—

Common Stockholders	$(0.15)	$(0.26)	$(0.24)	$(0.26)	$0.89

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$21.09	$24.58	$28.76	$31.93	$—

Common Stockholders	$(0.17)	$(0.28)	$(0.27)	$(0.39)	$0.87

	Fiscal Year Ended(1)
	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015
	(in thousands, except per share data)
Consolidated Balance Sheet Data (end of the period):
Inventory	644,228	682,260	680,190	720,052	788,708
Total Assets	2,458,008	2,501,143	2,478,082	2,621,092	2,624,569
Long Term Debt	1,358,021	1,605,464	1,335,532	1,369,159	1,249,276
Class L Common Stock(2)	790,755	884,945	1,029,189	—	—
Stockholders’ Deficit(3)	(603,242)	(995,890)	(1,109,458)	(150,468)	(65,951)
Other Financial Data:
Adjusted Net Income(4)	56,081	37,350	59,589	70,239	138,577
Adjusted EBITDA(5)	308,221	315,000	331,964	383,697	448,066
Comparable Store Sales (Decline) Growth(6)	(0.2)%	0.7%	1.2%	4.7%	4.9%
Gross Margin Rate	38.6%	38.7%	38.8%	39.1%	39.7%
Store Payroll as a Percentage of Net Sales(7)	10.1%	9.6%	9.7%	9.1%	8.8%
Cash Flow Increase (Decrease)	5,464	5,450	7,672	89,648	(107,635)
Working Capital(8)	386,196	337,901	104,799	80,604	26,566

(1)	Fiscal years ended January 29, 2011, January 28, 2012, February 1, 2014 and January 31, 2015 consisted of 52 weeks. Fiscal year ended February 2, 2013 consisted of 53 weeks.
(2)	Prior to our initial public offering, each outstanding share of the Company’s Class A common stock was automatically cancelled, each outstanding share of the Company’s Class L common stock was automatically converted into one share of the Company’s Class A common stock, effected for an 11-for-1 split, and then reclassified into common stock.
(3)	In February 2013, we declared a special cash dividend of approximately $336.0 million ($5.89/unit) to our stockholders from the proceeds of the offering of the Holdco Notes, payable to Class A and Class L stockholders on a pro rata basis. In February 2011, in connection with the offering of the Senior Notes by BCFWC and the refinancing of the Senior Secured Term Loan Facility, we declared a special cash dividend of approximately $300.0 million ($5.40 per unit), in the aggregate, payable to Class A and Class L stockholders on a pro rata basis.
(4)	We define Adjusted Net Income as net income (loss), exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments, Secondary Offerings, termination of Advisory Agreement and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; (vii) litigation accruals charged during the fourth quarter of Fiscal 2014 for Song Beverly and (viii) other unusual, non-recurring or extraordinary expenses, losses or charges, all of which are tax effected to arrive at Adjusted Net Income.
(5)	We define Adjusted EBITDA as net income (loss), exclusive of (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments, termination of our Advisory Agreement and other, (iv) other unusual, non-recurring or extraordinary expenses, losses or charges and (v) other unusual, non-recurring or extraordinary expenses, losses or charges.
(6)	We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.
(7)	During Fiscal 2014, we changed our definition of store payroll to exclude payroll associated with our loss prevention team. This change aligns our external reporting of store payroll with how the metric is reviewed internally by senior management. Under the previous definition, store payroll as a percentage of net sales was 10.3% during Fiscal 2010, 10.1% during Fiscal 2011, 10.2% during Fiscal 2012, 9.5% during Fiscal 2013 and 9.2% during Fiscal 2014.
(8)	We define working capital as current assets (excluding restricted cash) minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 542 stores as of January 31, 2015, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers. For the fiscal year ended January 31, 2015, we generated total revenue of $4,849.6 million, net sales of $4,814.5 million, net income of $66.0 million, Adjusted Net Income and Adjusted EBITDA (as subsequently defined in this Form 10-K) of $138.6 million and $448.1 million, respectively.

Executive Summary

Overview of Fiscal 2014 Operating Results

Highlights from Fiscal 2014 compared with Fiscal 2013 include the following:

•	We generated total revenues of $4,849.6 million compared with $4,462.0 million.

•	Net sales increased $387.0 million to $4,814.5 million (inclusive of a 4.9% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 39.7% compared with 39.1% which was partially offset by an approximate 40 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales increased to 31.6% compared with 31.4%, driven by an increase in our product sourcing costs and by the establishment of a litigation accrual for Song Beverly litigation.

•	We were able to refinance our higher-interest rate senior notes with lower-interest rate term loans which led to a loss on the extinguishment of debt of $74.3 million compared with $16.1 million.

•	We earned net income of $66.0 million compared with net income of $16.2 million.

•	Adjusted Net Income (as subsequently defined in this Form 10-K) improved $68.3 million to $138.6 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-K) increased $64.4 million to $448.1 million.

Debt Transactions

On April 4, 2014, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers) redeemed $58.0 million aggregate principal amount of the $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes). In connection with this transaction, we recorded a loss on the extinguishment of debt of $3.6 million, representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations.

On August 13, 2014, we completed the refinancing of our Term Loan Facility, Senior Notes, Holdco Notes and ABL Line of Credit. As a result of these transactions, our Senior Notes and Holdco Notes, with carrying values of $450.0 million and $70.2 million, respectively, were redeemed in full. Additionally, the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding on our Term Loan Facility were replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). Borrowings on our ABL Line of Credit related to these transactions were $217.0 million. In connection with these transactions, we recorded a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations.

In January 2015, we elected to make a prepayment of $27.0 million on our Term Loan Facility, which offset the mandatory quarterly payments through April 29, 2017. In connection with this transaction, we recognized a non-cash loss on the partial extinguishment of debt of $0.3 million, representing the write off of $0.2 million and $0.1 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

Stockholders Agreement

On March 13, 2014, we, the managers named therein and certain affiliates of Bain Capital (referred to herein as the “investors”) entered into an Amended and Restated Stockholders Agreement (the “Amended Agreement”). The Amended Agreement imposes restrictions on the sale of shares of our common stock subject to the Amended Agreement such that (i) all managers other than such managers who are Senior Vice Presidents or above and such other persons designated from time to time by our board of directors as “senior managers,” may sell shares of our common stock subject to the Stockholders Agreement to the public, in accordance with applicable securities laws and our insider trading policy, as follows: up to 25% from and after adoption of Amended Agreement (the “Effective Date”), up to 50% from and after six months from the Effective Date, up to 75% from and after nine months from the Effective Date, and without quantity restriction from and after the one year anniversary of the Effective Date; and (ii) senior managers are prohibited from selling shares of our common stock other than in proportion to sales by the investors of our common stock. In accordance with the terms of the Amended Agreement, the foregoing restrictions expired in January 2015 upon the sale by the investors of two-thirds (2/3) of their original holdings of our common stock. The Amended Agreement provides that non-senior managers will (i) be released from the Amended Agreement from and after the first anniversary of the Effective Date, and (ii) not have piggyback registration rights on future registered offerings of our common stock by the investors. Senior managers retain piggyback registration rights.

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

Advisory Agreement

In connection with the purchase of the Company by Bain Capital in April of 2006, we entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement was terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. Pursuant to the termination, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket expenses, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During Fiscal 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket expenses, amounted to $0.2 million. During Fiscal 2013 and Fiscal 2012, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $2.9 million, exclusive of the termination fee, and $4.3 million, respectively. These amounts are recorded in the line item “Selling, General and Administrative Expenses” in the Company’s Consolidated Statements of Operations.

Secondary Offerings

On May 6, 2014, we closed a secondary public offering of our common stock, in which 12,000,000 shares of common stock were sold by certain of our stockholders. In connection with the May 6, 2014 offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. In addition, on October 10, 2014, December 16, 2014 and January 16, 2015, we closed secondary public offerings of our common stock in which 8,000,000 shares, 8,000,000 shares and 12,500,000 shares of common stock, respectively, were sold by certain of our stockholders. Collectively, these transactions are referred to as the Secondary Offerings. All of the shares sold in the Secondary Offerings were offered by selling stockholders. We did not receive any of the proceeds from the Secondary Offerings. We incurred $1.8 million in costs related to the Secondary Offerings during Fiscal 2014, which are included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in our Consolidated Statements of Operations.

Store Openings, Closings and Relocations

During Fiscal 2014, we opened 23 new stores under the name “Burlington Stores” and one new store under the name “MJM Designer Shoes” and closed two Burlington Stores and one MJM Designer Shoes store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ended January 30, 2016 (Fiscal 2015), we plan to open 25 net new stores.

Ongoing Initiatives for Fiscal 2015

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

•	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•	Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$75,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and housewares and décor for the home, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as bath and cosmetic merchandise.

•	Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•	Adhering to an Opportunistic Yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2014. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow our margins. We continue to explore the potential for modified store formats to provide incremental growth.

•	Enhancing the Store Experience Through Store Refreshes and Remodels. Since 2006, 74% of our stores are either new, refreshed, remodeled or relocated. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

•	Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•	Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•	Enhance Purchasing Power. We believe that our growth and West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•	Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future.

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

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for Net Income (Loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income does not reflect costs related to debt amendments or Secondary Offerings that were expensed during the fiscal periods;

•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income does not reflect impairment charges on long-lived assets;

•	Adjusted Net Income does not reflect amounts charged during the fourth quarter of Fiscal 2014 for Song Beverly litigation;

•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges; and

•	Adjusted Net Income does not reflect costs related to the termination of our Advisory Agreement with Bain Capital or the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods.

For Fiscal 2014, Adjusted Net Income improved $68.3 million, or 97.3%, to $138.6 million. This improvement was the result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above (refer to the sections below entitled “Results of Operations” for further explanation).

For Fiscal 2013, Adjusted Net Income improved $10.7 million, or 17.9%, to $70.2 million. This improvement was the result of our improved gross margin, partially offset by increased costs, primarily selling, general and administrative expenses, interest expense and income tax expense, net of the tax effect of the adjustments cited above (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income to Adjusted Net Income for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Reconciliation of Net Income to Adjusted Net Income:
Net Income	$65,955	$16,150	$25,301
Net Favorable Lease Amortization(a)	25,960	29,326	31,292
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other(b)	2,412	23,026	4,175
Stock Option Modification Expense(c)	2,940	10,418	—
Loss on Extinguishment of Debt(d)	74,347	16,094	2,222
Impairment Charges(e)	2,579	3,180	11,539
Advisory Fees(f)	185	2,909	4,291
Litigation Accrual(g)	9,280	—	—
Tax Effect(h)	(45,081)	(30,864)	(19,231)

Adjusted Net Income	$138,577	$70,239	$59,589

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction, and are recorded in the line item “Depreciation and Amortization” in our Consolidated Statements of Operations.
(b)	Costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively, as well as fees associated with the termination of our Advisory Agreement with Bain Capital and costs associated with Secondary Offerings during Fiscal 2014.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)	Represents losses incurred in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), related to Amendment No. 3 to our Term Loan Credit Agreement in May 2013, and losses incurred in accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities” (Topic No. 405), related to the partial redemptions of our Holdco Notes in November 2013 and April 2014, our April 2014 and January 2015 excess cash flow payments on our Senior Secured Term Loan Facility and our August 2014 debt refinancing.
(e)	Represents impairment charges on long-lived assets.
(f)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013 and Fiscal 2012, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our Advisory Agreement with Bain Capital which was terminated on October 2, 2013. All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations. Refer to Note 18 to our Consolidated Financial Statements, “Related Party Transactions,” for further detail.
(g)	Represents amounts charged during the fourth quarter of Fiscal 2014 for Song Beverly litigation as further described in Footnote 17, “Commitments and Contingencies.”
(h)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the tax impact of items (a) through (g).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect losses on the extinguishment of debt;

•	Adjusted EBITDA does not reflect costs related to debt amendments, Secondary Offerings or fees related to the termination of our Advisory Agreement with Bain Capital that were expensed during the fiscal periods;

•	Adjusted EBITDA does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted EBITDA does not reflect annual advisory fees paid to Bain Capital that were expensed during the fiscal periods.

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect impairment charges on long-lived assets;

•	Adjusted EBITDA does not reflect amounts charged during the fourth quarter of Fiscal 2014 for Song Beverly litigation;

•	Adjusted EBITDA does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges; and

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes.

For Fiscal 2014, Adjusted EBITDA increased $64.4 million, or 16.8%, to $448.1 million. For Fiscal 2013, Adjusted EBITDA increased $51.7 million, or 15.6%, to $383.7 million. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income to Adjusted EBITDA for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net Income	$65,955	$16,150	$25,301
Interest Expense	83,745	127,739	113,927
Interest Income	(38)	(222)	(141)
Loss on Extinguishment of Debt(a)	74,347	16,094	2,222
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other(b)	2,412	23,026	4,175
Stock Option Modification Expense(c)	2,940	10,418	—
Advisory Fees(d)	185	2,909	4,291
Depreciation and Amortization	167,580	168,195	166,786
Impairment Charges(e)	2,579	3,180	11,539
Litigation Accrual(f)	9,280	—	—
Tax Expense	39,081	16,208	3,864

Adjusted EBITDA	$448,066	$383,697	$331,964

(a)	Represents losses incurred in accordance with Topic No. 470 related to Amendment No. 3 to our Term Loan Credit Agreement in May 2013, and losses incurred in accordance with Topic No. 405, related to the partial redemptions of our Holdco Notes in November 2013 and April 2014, our April 2014 and January 2015 excess cash flow payments on our Senior Secured Term Loan Facility and our August 2014 debt refinancing.
(b)	Costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively, fees associated with the termination of our Advisory Agreement with Bain Capital and costs associated with Secondary Offerings during Fiscal 2014.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)	For Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013 and Fiscal 2012, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our Advisory Agreement with Bain Capital which was terminated on October 2, 2013. All amounts are recorded in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations. Refer to Note 18 to our Consolidated Financial Statements, “Related Party Transactions,” for further detail.
(e)	Represents impairment charges on long-lived assets.
(f)	Represents amounts charged during the fourth quarter of Fiscal 2014 for Song Beverly litigation as further described in Footnote 17, “Commitments and Contingencies.”

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, we experienced increases in comparable store sales of 4.9%, 4.7% and 1.2%, respectively. During Fiscal 2012, 36 of our stores were closed for three or more days as a result of Superstorm Sandy. Given the length of time these stores were closed and the impact to their business after re-opening, we have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for three or more days.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, General and Administrative Expenses” and “Depreciation and Amortization” in our Consolidated Statements of Operations. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during Fiscal 2014 and Fiscal 2013 was 39.7% and 39.1%, respectively. This improvement more than offset the 40 basis point increase in our product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations. Gross margin as a percentage of net sales during Fiscal 2012 was 38.8%.

Inventory. Inventory at January 31, 2015 increased $68.6 million to $788.7 million from $720.1 million at February 1, 2014. This increase was primarily driven by our 21 net new stores opened during Fiscal 2014 as well as increased pack and hold inventory. These increases were partially offset by a decrease in average inventory per comparable store of 17.8% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive sales.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover rate (exclusive of warehouse inventory) increased to 4.9 turns per year during Fiscal 2014 compared with 4.0 turns per year during Fiscal 2013.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the first quarter of Fiscal 2014, we changed our definition of store payroll to exclude payroll associated with our loss prevention team. These costs are now included in our product sourcing costs which are included in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations. This change aligns our external reporting of store payroll with how the metric is reviewed internally by senior management. Under the current definition, store payroll as a percentage of net sales was 8.8% during Fiscal 2014 compared with 9.1% during Fiscal 2013 and 9.7% during Fiscal 2012. Under the previous definition, store payroll as a percentage of net sales was 9.2% during Fiscal 2014 compared with 9.5% during Fiscal 2013 and 10.2% during Fiscal 2012. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $107.6 million during Fiscal 2014, resulting in a cash and cash equivalent balance of $25.3 million as of January 31, 2015 compared with an increase in cash and cash equivalents of $89.6 million during Fiscal 2013. The decrease in cash flows from Fiscal 2013 was driven by the net change in our debt obligations during Fiscal 2014 primarily related to our August 2014 refinancing transactions and an increase in our capital expenditures. These decreases in cash flows were partially offset by a reduction in our dividends paid and our improved operating results during Fiscal 2014. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at January 31, 2015 decreased $54.0 million to $26.6 million from $80.6 million at February 1, 2014. The decrease in working capital was primarily attributable to a decrease in our cash and cash equivalents as discussed above, an increase on our accounts payable resulting from the timing of our inventory purchases and our 21 net new stores opened during Fiscal 2014 and an increase in our legal accruals, partially offset by an increase in our inventories as discussed above and the $58.0 million redemption of our Holdco Notes on April 4, 2014. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Revenues:
Net Sales	100.0%	100.0%	100.0%
Other Revenue	0.7	0.8	0.8

Total Revenue	100.7	100.8	100.8
Costs and Expenses:
Cost of Sales	60.3	60.9	61.2
Selling, General and Administrative Expenses	31.6	31.4	31.8
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other	—	0.5	0.1
Stock Option Modification Expense	0.1	0.2	—
Restructuring and Separation Costs	—	0.1	0.1
Depreciation and Amortization	3.4	3.8	4.0
Impairment Charges—Long-Lived Assets	0.1	0.1	0.3
Other Income, Net	(0.2)	(0.2)	(0.2)
Loss on Extinguishment of Debt	1.5	0.3	0.1
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Contracts)	1.7	2.9	2.8

Total Costs and Expenses	98.5	100.0	100.2

Income Before Income Tax Expense	2.2	0.8	0.6
Income Tax Expense	0.8	0.4	0.1

Net Income	1.4%	0.4%	0.5%

Performance for Fiscal Year (52 weeks) Ended January 31, 2015 Compared with Fiscal Year (52 weeks) Ended February 1, 2014

Net Sales

We experienced an increase in net sales for Fiscal 2014 of $387.0 million, or 8.7%, to $4,814.5 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $215.0 million, or 4.9%, to $4,569.0 million; and

•	an increase of $185.2 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; partially offset by

•	a $13.2 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved merchandise content and customer experience initiatives.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges and miscellaneous revenue items) increased $0.6 million to $35.1 million for Fiscal 2014 compared with $34.5 million for Fiscal 2013, driven by increased layaway sales volume.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 60 basis points during Fiscal 2014 driven by improved execution. This improvement was partially offset by an approximate 40 basis point increase in product sourcing costs, which are included in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations. On a dollar basis, cost of sales increased $204.9 million, or 7.6%, during Fiscal 2014, primarily driven by our overall increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 31.6% during Fiscal 2014 driven by an increase in product sourcing costs, higher incentive compensation accruals and deterioration as a result of a legal accrual established during Fiscal 2014. These increases were partially offset by positive leverage achieved from comparable store sales and from store payroll initiatives executed during Fiscal 2014.

During Fiscal 2014, we changed the presentation of the amounts included within selling, general and administrative expenses in order to align our external reporting of these costs with how they are reviewed by senior management. Prior year amounts have been reclassified to conform to the current period presentation. Selling, general and administrative expenses are summarized in the table below:

	Fiscal Year Ended
	January 31, 2015	Percentage of Net Sales	February 1, 2014	Percentage of Net Sales	$ Variance	% Change
	(in millions, except percentages)
Store Related Costs	$1,005.4	20.9%	$940.3	21.2%	$65.1	6.9%
Product Sourcing Costs	204.1	4.2	168.1	3.8	36.0	21.4
Corporate Costs	158.3	3.3	132.0	3.0	26.3	19.9
Marketing and Strategy Costs	94.7	2.0	93.0	2.1	1.7	1.8
Other Selling, General and Administrative Expenses	58.4	1.2	58.4	1.3	—	—

Selling, General & Administrative Expenses	$1,520.9	31.6%	$1,391.8	31.4%	$129.1	9.3%

Store related costs as a percentage of net sales improved approximately 30 basis points during Fiscal 2014. This improvement was driven by positive leverage from our 4.9% increase in comparable store sales and reductions in store payroll of approximately 30 basis points driven by initiatives executed during Fiscal 2014.

On a dollar basis, the $65.1 million increase in store related costs was primarily driven by our 21 net new stores that have opened during Fiscal 2014 as well as stores that opened during Fiscal 2014 that did not operate for a full Fiscal 2013.

Product sourcing costs as a percentage of net sales increased approximately 40 basis points during Fiscal 2014. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs, inclusive of incentive compensation accruals, of approximately $35.3 million.

Corporate costs as a percentage of net sales increased approximately 30 basis points during Fiscal 2014 driven by an increase in our legal accrual of approximately 20 basis points, or $12.0 million on a dollar basis, for Song Beverly litigation as further described in Footnote 17, “Commitments and Contingencies,” and an increase in our incentive compensation accruals of approximately 10 basis points, or $8.5 million on a dollar basis, as a result of our operating results during Fiscal 2014 compared with Fiscal 2013.

Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other

During Fiscal 2014, costs related to debt amendments, Secondary Offerings, termination of Advisory Agreement and other totaled $2.4 million, primarily driven by $1.8 million of costs associated with the Secondary Offerings. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our Secondary Offerings.

During Fiscal 2013, costs related to debt amendments, Secondary Offerings, termination of Advisory Agreement and other totaled $23.0 million, primarily related to $10.1 million of fees associated with the termination of our Advisory Agreement with Bain Capital, and $8.9 million and $2.6 million related to Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements further details on our amendments to our Term Loan Credit Agreement and Note 18, “Related Party Transactions,” to our Consolidated Financial Statements for further details on the termination of our Advisory Agreement with Bain Capital.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During Fiscal 2014, we recorded $0.6 million of expense related to these payments. We expect to recognize the remaining expense of $0.3 million, $0.1 million and less than $0.1 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During Fiscal 2014, we recognized $2.3 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $1.4 million, $0.7 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $167.6 million during Fiscal 2014 compared with $168.2 million during Fiscal 2013. The decrease in depreciation and amortization expense was primarily driven by the expiration dates of certain of our favorable leases, partially offset by our 21 net new stores that opened during Fiscal 2014.

Impairment Charges—Long-Lived Assets

Impairment charges related to long-lived assets were $2.6 million and $3.2 million during Fiscal 2014 and Fiscal 2013, respectively. We recorded impairment charges related to store-level assets for three stores during

Fiscal 2014 and seven stores during Fiscal 2013. During Fiscal 2014 and Fiscal 2013, we also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $1.8 million to $10.8 million during Fiscal 2014 compared with Fiscal 2013. The increase in other income was due to a $3.2 million settlement during Fiscal 2014 of a class action lawsuit relating to credit card interchange fees, partially offset by a decrease in breakage income as a result of a change in the redemption patterns of gift card usage. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.

Loss on Extinguishment of Debt

During Fiscal 2014, we recorded a loss on extinguishment of debt of $74.3 million, primarily driven by a $70.3 million loss as a result of our August 2014 refinancing transactions and a $3.6 million loss as a result of the April 4, 2014 partial redemption of our Holdco Notes. During Fiscal 2013, we recorded a loss on extinguishment of debt of $16.1 million, primarily driven by our November 2013 and January 2014 partial repayments on our Holdco Notes and Amendment No. 3 to our Term Loan Credit Agreement in May 2013. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details on our debt transactions.

Interest Expense

Interest expense was $83.7 million for Fiscal 2014 compared with $127.7 million for Fiscal 2013. The $44.0 million decrease in interest expense was primarily driven by our principal repayments during Fiscal 2013 and Fiscal 2014 and our August 2014 debt refinancing where we replaced our higher-interest rate Senior Notes and Holdco Notes with lower-interest rate Term B-3 Loans. The decrease in our interest expense during Fiscal 2014 was driven by the following:

•	a decrease of $21.8 million as a result of the $221.8 million, $58.0 million and $70.2 million redemptions of our Holdco Notes in November 2013, April 2014 and August 2014, respectively;

•	a decrease of $20.9 million as a result of the $450.0 million redemption of our Senior Notes in August 2014; and

•	a decrease of $3.5 million in amortization of deferred debt fees related to the redemptions described above; partially offset by

•	an increase of $2.2 million related to our Term Loan Facility as a result of August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility from $830.6 million to $1,200.0 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit for Fiscal 2014 compared with Fiscal 2013 are summarized in the table below:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Average Interest Rate—ABL Line of Credit	1.8%	2.1%
Average Interest Rate—Term Loan	4.3%	4.6%
Average Balance—ABL Line of Credit	$87.7 million	$35.4 million
Average Balance—Term Loan	$1,004.2 million	$869.2 million

Income Tax Expense

Income tax expense was $39.1 million for Fiscal 2014 compared with income tax expense of $16.2 million for Fiscal 2013. The effective tax rate was 37.2% related to pre-tax income of $105.0 million for Fiscal 2014, and the effective tax rate was 50.1% related to pre-tax income of $32.4 million for Fiscal 2013. The decrease in the effective tax rate for Fiscal 2014 was primarily due to the benefit of state credits relating to our new corporate headquarters of $2.5 million and a non-recurring expense of $2.7 million in the prior year relating to the write-off of deferred tax assets relating to stock compensation. Refer to Note 17 to our Consolidated Financial Statements, “Income Taxes,” for further discussion.

Net Income

We earned net income of $66.0 million during Fiscal 2014 compared with net income of $16.2 million for Fiscal 2013. The increase in our net income position was primarily driven by our improved gross margin, partially offset by increased selling, general and administrative expenses.

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

Other Revenue

Other revenue increased $0.4 million to $34.5 million for Fiscal 2013 compared with $34.1 million for Fiscal 2012. This increase was primarily related to an increase in service fees on layaway sales.

Cost of Sales

Cost of sales increased $165.8 million, or 6.6%, for Fiscal 2013 compared with Fiscal 2012 primarily driven by our overall increase in sales. Cost of sales as a percentage of net sales improved to 60.9% during Fiscal 2013 compared with 61.2% during Fiscal 2012. The improvement was driven by improved merchandising execution, due to buying more goods opportunistically in season and a lower shrink expense. However, costs to process goods through our supply chain and buying costs, which are included in the line item “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations, also increased by a similar rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 40 basis points during Fiscal 2013, driven by our 4.7% increase in comparable store sales and our improved execution related to store and marketing expenses. Partially offsetting these improvements was an increase in product sourcing costs and increased incentive compensation accruals associated with our improved operating results during Fiscal 2013 compared with Fiscal 2012.

During Fiscal 2014, we changed the presentation of the amounts included within selling, general and administrative expenses in order to align our external reporting of these costs with how they are reviewed by senior management. Prior year amounts have been reclassified to conform to the current period presentation. Selling, general and administrative expenses are summarized in the table below:

	Fiscal Year Ended
	February 1, 2014	Percentage of Net Sales	February 2, 2013	Percentage of Net Sales	$ Variance	% Change
	(in millions, except percentages)
Store Related Costs	$940.3	21.2%	$913.1	22.1%	$27.2	3.0%
Product Sourcing Costs	168.1	3.8	145.1	3.5	23.0	15.9
Corporate Costs	132.0	3.0	108.2	2.6	23.8	22.0
Marketing and Strategy Costs	93.0	2.1	92.6	2.3	0.4	0.4
Other Selling, General and Administrative Expenses	58.4	1.3	53.7	1.3	4.7	8.8

Selling, General & Administrative Expenses	$1,391.8	31.4%	$1,312.7	31.8%	$79.1	6.0%

Store related costs as a percentage of net sales improved approximately 90 basis points during Fiscal 2013. This improvement was primarily driven by reductions in store payroll of approximately 60 basis points and improved leverage in occupancy of approximately 20 basis points, primarily driven by our 4.7% increase in comparable store sales and our improved execution in store payroll.

On a dollar basis, the $27.2 million increase in store related costs was primarily driven by the 21 net new stores that opened during Fiscal 2013 as well as stores that opened during Fiscal 2013 that did not operate for a full Fiscal 2012 and an increase in our incentive compensation accruals as a result of our operating results during Fiscal 2013 compared with Fiscal 2012.

Product sourcing costs as a percentage of net sales increased approximately 30 basis points during Fiscal 2013, which offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was primarily driven by an increase in our supply chain costs of $16.6 million.

Corporate costs as a percentage of net sales increased approximately 40 basis points during Fiscal 2013 driven by an increase in our incentive compensation accruals of approximately 30 basis points as a result of our operating results during Fiscal 2013 compared with Fiscal 2012.

On a dollar basis, the increase in corporate costs was primarily driven by a $12.2 million increase in our incentive compensation accruals as previously discussed, a $4.0 million increase in business insurance attributable to our general business expansion and a $2.4 million legal accrual reversal during Fiscal 2012 which did not repeat during Fiscal 2013.

Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other

Costs related to debt amendments, Secondary Offerings, termination of Advisory Agreement and other increased $18.8 million to $23.0 million during Fiscal 2013 from $4.2 million during Fiscal 2012, primarily related to $10.1 million of fees associated with the termination of our Advisory Agreement with Bain Capital and $8.6 million of fees paid to Bain Capital related to Amendment No. 2 to the Term Loan Credit Agreement. Refer to Note 18 to our Consolidated Financial Statements, “Related Party Transactions,” for further details on the termination of our Advisory Agreement and Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for further details on our amendments to our Term Loan Credit Agreement.

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

Impairment Charges—Long-Lived Assets

Impairment charges related to long-lived assets were $3.2 million and $11.5 million during Fiscal 2013 and Fiscal 2012, respectively. Our annual impairment analysis resulted in the impairment of store-level assets related to seven stores in Fiscal 2013 and 12 stores in Fiscal 2012 due to the decline in the operating performance of those stores. During Fiscal 2013 and Fiscal 2012, we also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 7 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other Income, Net

Other income, net increased $0.8 million to $8.9 million during Fiscal 2013 compared with Fiscal 2012. The increase in other income during Fiscal 2013 compared with Fiscal 2012 was primarily related to an increase in breakage income as a result of a change in the redemption patterns of gift card usage. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $168.2 million during Fiscal 2013 compared with $166.8 million during Fiscal 2012. The increase in depreciation and amortization expense was primarily driven by 21 net new stores that were opened during Fiscal 2013.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” on November 7, 2013, we redeemed $221.8 million aggregate principal amount of the Holdco Notes. In addition, in January 2014, we elected to make a prepayment of $30.0 million on our Holdco Notes, which offset the mandatory quarterly payments through the maturity date. In May of 2013, we entered into Amendment No. 3 to the Term Loan Credit Agreement. In connection with these transactions, we recognized losses on the extinguishment of debt of $14.7 million, $0.8 million and $0.6 million, respectively, which are recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations for the year ended February 1, 2014.

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

Interest Expense

Interest expense was $127.7 million for Fiscal 2013 compared with $113.9 million for Fiscal 2012. The $13.8 million increase in interest expense was driven by the following:

•	an increase of $26.3 million and $1.9 million of interest expense and amortization of deferred debt fees, respectively, related to the Holdco Notes;

•	an increase in amortization of deferred debt fees of $1.8 million, primarily driven by increased deferred debt as a result of the refinancing of our Term Loan; partially offset by

•	a decrease in interest expense of $15.4 million related to our Term Loan as a result of Amendment No. 3 to our Term Loan Credit Agreement which reduced the interest rates associated with the Term Loan.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit for Fiscal 2013 compared with Fiscal 2012 are summarized in the table below:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Average Interest Rate—ABL Line of Credit	2.1%	2.1%
Average Interest Rate—Term Loan	4.6%	5.7%
Average Balance—ABL Line of Credit	$35.4 million	34.5 million
Average Balance—Term Loan	$869.2 million	945.3 million

Income Tax Expense

Income tax expense was $16.2 million for Fiscal 2013 compared with income tax expense of $3.9 million for Fiscal 2012. The effective tax rate was 50.1% related to pre-tax income of $32.4 million for Fiscal 2013, and the effective tax rate was 13.3% related to pre-tax income of $29.2 million for Fiscal 2012. The increase in the effective tax rate for Fiscal 2013 was primarily due to a reversal of uncertain tax positions in Fiscal 2012, higher state tax credits recorded in Fiscal 2012 and the write off of deferred tax assets relating to vested stock options exercised during Fiscal 2013. Refer to Note 15 to our Consolidated Financial Statements, “Income Taxes,” for further discussion.

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

Cash Flows

Cash Flows for Fiscal 2014 Compared with Fiscal 2013

Net cash provided by operating activities amounted to $302.3 million and $289.4 million during Fiscal 2014 and Fiscal 2013, respectively. The increase was primarily driven by our improved operating results, partially offset by changes in our working capital.

Net cash used in investing activities was $216.5 million and $164.8 million during Fiscal 2014 and Fiscal 2013, respectively. This change was the result of an increase in capital expenditures, primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details).

Net cash used in financing activities was $193.5 million during Fiscal 2014 compared with $34.9 million during Fiscal 2013. This decrease in cash was primarily related to the following:

•	a $450.0 million decrease related to the repayment of our Senior Notes during Fiscal 2014;

•	a $249.4 million decrease related to net repayments on our Holdco Notes ($128.2 million of repayments during Fiscal 2014 compared with $121.2 million of net proceeds during Fiscal 2013); and

•	a $236.9 million decrease related to the change in net proceeds from the Offering (zero net proceeds during Fiscal 2014 compared with $236.9 million net proceeds during Fiscal 2013); partially offset by

•	a $363.0 million increase related to net borrowings on our Term Loan Facility ($326.5 million net borrowings on our Term Loan Facility during Fiscal 2014 compared with $36.5 million repayments during Fiscal 2013);

•	a $336.0 million decrease in dividends paid (zero dividends paid during Fiscal 2014 compared with $336.0 million of dividends paid during Fiscal 2013);

•	a $63.3 million increase in borrowings on our ABL Line of Credit ($63.3 million of net proceeds during Fiscal 2014 compared with proceeds equaling borrowings during Fiscal 2013);

•	a $15.5 million increase related to our excess tax benefit from stock based compensation during Fiscal 2014; and

•	an $8.4 million decrease in deferred financing costs ($13.7 million during Fiscal 2014 compared with $22.1 million during Fiscal 2013).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at January 31, 2015 decreased $54.0 million to $26.6 million from $80.6 million at February 1, 2014. The decrease in working capital was primarily attributable to a decrease in our cash and cash equivalents as discussed above, an increase on our accounts payable resulting from the timing of our inventory purchases and our 21 net new stores opened during Fiscal 2014 and an increase in our legal accruals, partially offset by an increase in our inventories as discussed above and the $58.0 million redemption of our Holdco Notes on April 4, 2014.

Cash Flows for Fiscal 2013 Compared with Fiscal 2012

We generated $89.6 million of net cash flow for Fiscal 2013 and $7.7 million for Fiscal 2012. Net cash provided by operating activities amounted to $289.4 million and $452.5 million for Fiscal 2013 and Fiscal 2012, respectively. The decrease in net cash provided by operating activities was primarily the result of our working capital management strategy employed at the end of Fiscal 2011 which accelerated accounts payable payments of $152.9 million that did not repeat during Fiscal 2012. Also contributing to the decrease in net cash provided by operating activities was the $9.2 million decrease in net income during Fiscal 2013 compared with Fiscal 2012.

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

Net cash used in financing activities decreased $244.1 million during Fiscal 2013 compared with Fiscal 2012. This decrease was primarily related to the following:

•	net proceeds of $236.9 million related to our initial public offering;

•	a $190.0 million decrease in net repayments on our ABL from Fiscal 2012 to Fiscal 2013 ($190.0 million of net repayments in Fiscal 2012 compared with borrowings being equal to repayments in Fiscal 2013);

•	net proceeds of $121.2 million from our Holdco Notes representing $343.0 million of proceeds offset by principal repayments of $221.8 million;

•	a $52.3 million decrease in net repayments on our Term Loan from Fiscal 2012 to Fiscal 2013 ($88.8 million of net repayments in Fiscal 2012 compared with $36.5 million net repayments in Fiscal 2013); partially offset by

•	a $334.3 million increase in dividends paid in Fiscal 2013 compared with Fiscal 2012 ($336.0 million dividends paid in Fiscal 2013 compared with $1.7 million in Fiscal 2012); and

•	a $21.6 million increase in deferred financing costs during Fiscal 2013 compared with Fiscal 2012 ($22.1 million in Fiscal 2013 compared with $0.5 million in Fiscal 2012).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital as of February 1, 2014 was $80.6 million compared with $104.8 million as of February 2, 2013. The decrease was primarily attributable to $58.0 million of Holdco Notes classified as current maturities of long term debt as a result of the March 5, 2014 redemption and the increase in accounts payable as a result of our working capital management strategy at the end of Fiscal 2012, partially offset by an increase in inventory.

Capital Expenditures

For Fiscal 2014, cash spend for capital expenditures, net of $38.4 million of landlord allowances, amounted to $182.6 million. These capital expenditures include $76.8 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures), $32.9 million to support our supply chain initiatives, $15.4 million for information technology, $42.8 million related to the construction of our new corporate headquarters and $14.7 for other business initiatives. We incurred cash spend on capital expenditures of $126.7 million, net of $41.6 million of landlord allowances, during Fiscal 2013.

We estimate that we will spend $150 million to $160 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2015, including approximately $70 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures), approximately $50 million to support our supply chain initiatives and approximately $12 million to renovate our previous corporate headquarters as part of the build-out of our corporate campus. We expect to use the remaining capital to support information technology and other initiatives.

Dividends

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

Debt

As of January 31, 2015, our obligations include $1,161.5 million, inclusive of original issue discount, under our Term Loan Facility and $63.3 million under our ABL Line of Credit.

On April 4, 2014, Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (collectively the Issuers) redeemed $58.0 million aggregate principal amount of the Holdco Notes. In connection with this transaction, we recorded a loss on the extinguishment of debt of $3.6 million, representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations.

On August 13, 2014 (the Closing Date), we completed the refinancing of our Term Loan Facility, Senior Notes, Holdco Notes and ABL Line of Credit. As a result of these transactions, our Senior Notes and Holdco Notes, with carrying values of $450.0 million and $70.2 million, respectively, were redeemed in full. Additionally, the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding on our Term Loan Facility was replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). Borrowings on our ABL Line of Credit related to these transactions were $217.0 million. In connection with these transactions, we recorded a loss on the extinguishment of debt of $70.3 million during the third quarter of Fiscal 2014, representing $45.1 million in redemption premiums and the write off of $19.5 million and $5.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations.

Term Loan Facility

On the Closing Date, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended by the Fourth Amendment, the Amended Term Loan Credit Agreement).

The parties to the Term Loan Credit Agreement entered into the Fourth Amendment in order to, among other things, (i) increase the available incremental amount from $150.0 million to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00, (ii) remove the following financial performance covenants: (a) consolidated leverage ratio, (b) consolidated interest ratio and (c) capital expenditures, and (iii) give BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio. The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables.

The Term B-3 Loans will mature on August 13, 2021, seven years after the Closing Date. Mandatory quarterly payments of $3.0 million are payable as of the last day of each quarter beginning with the quarter ended November 1, 2014. In January 2015, we elected to make a prepayment of $27.0 million on our Term Loan Facility, which offset the mandatory quarterly payments through April 29, 2017. In connection with this transaction, we recognized a non-cash loss on the partial extinguishment of debt of $0.3 million, representing the write off of $0.2 million and $0.1 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At January 31, 2015, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

Also on the Closing Date, BCFWC entered into a First Amendment (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit).

The parties to the Amended ABL Credit Agreement entered into the ABL Amendment in order to, among other things, give BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR was reduced from 1.75% - 2.25% (based on total commitments or borrowing base availability) to 1.25% - 1.50% (based on total commitments or borrowing base availability). The fee on the average daily balance of unused loan commitments is 0.25%. The ABL Line of Credit is collateralized by a first lien on our inventory and receivables and a second lien on our real estate and property and equipment.

The ABL Line of Credit will mature on August 13, 2019, five years after the Closing Date.

At January 31, 2015, we had $386.9 million available under the Amended ABL Line of Credit and $63.3 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2014 amounted to $300.0 million. Average borrowings during Fiscal 2014 amounted to $87.7 million, at an average interest rate of 1.8%.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 31, 2015:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt Obligations	$1,230,300	$—	$9,000	$87,300	$1,134,000
Interest on Debt Obligations(1)	331,268	51,693	104,248	101,002	74,325
Capital Lease Obligations(2)	42,254	3,447	7,391	7,930	23,486
Operating Lease Obligations(3)	2,079,625	278,044	557,817	434,989	808,775
Purchase Obligations(4)	652,778	617,774	31,593	3,411	—
Other(5)	1,277	1,277	—	—	—

Total	$4,337,502	$952,235	$710,049	$634,632	$2,040,586

(1)	The interest rate related to the Senior Secured Term Loan Facility was 4.25% as of January 31, 2015. The interest rate related to the ABL Line of Credit was 1.8% as of January 31, 2015.
(2)	Capital Lease Obligations include future interest payments.
(3)	Represents minimum rent payments for operating leases under the current terms.
(4)	Represents commitments to purchase goods or services that have not been received as of January 31, 2015.
(5)	Represents severance payments in the normal course of business that are included in the line item “Selling, General and Administrative Expenses in our Consolidated Statements of Operations.

Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $11.7 million exclusive of $12.1 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $48.1 million as of January 31, 2015.

The table above excludes the payment of the cash portion of our stock option modification in the amount of $0.4 million as of January 31, 2015 as we are not certain if payments would be required based on the vesting requirements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations. We account for layaway sales and leased department revenue in accordance with ASC Topic No. 605 “Revenue Recognition.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in our Consolidated Statements of Operations. We determine an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have resulted in an increase in markdown expense of approximately $2.7 million for Fiscal 2014.

Typically, estimates are used to record inventory shrinkage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted during the fourth quarter to calculate actual shrinkage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory counts, requiring fourth quarter adjustments. During the fourth quarter of each of Fiscal 2014, Fiscal 2013 and Fiscal 2012 we recorded shrinkage adjustments of $10.0 million, $3.8 million and $7.5 million, respectively, as a result of actual shrink being less than what we had estimated.

Property and Equipment. We test for recoverability of our property and equipment in accordance with ASC Topic No. 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of property and equipment. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we recorded $2.4 million, $2.7 million and $5.2 million, respectively, in impairment charges related to property and equipment.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $60.8 million and $57.2 million at January 31, 2015 and February 1, 2014, respectively.

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

Recent Accounting Pronouncements

Refer to Note 2 to our Consolidated Financial Statements, “Recent Accounting Pronouncements,” for a discussion of recent accounting pronouncements and their impact in our Consolidated Financial Statements.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2014, Fiscal 2013 or Fiscal 2012. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate cap contracts.

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate cap contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Gains and losses associated with our interest rate cap contracts that are not designated as hedges are accounted for as interest expense and are recorded under the caption “Interest Expense” in our Consolidated Statements of Operations. We continue to have exposure to interest rate risks to the extent they are not hedged.

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.”

We manage our interest rate risk through the use of interest rate cap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At January 31, 2015, we had $1,230.3 million of floating-rate debt, exclusive of original issue discount. Based on $1,230.3 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of $12.3 million per year, resulting in $12.3 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at January 31, 2015	Additional Interest Expense Q1 2015	Additional Interest Expense Q2 2015	Additional Interest Expense Q3 2015	Additional Interest Expense Q4 2015
ABL Line of Credit	$63,300	$158	$158	$158	$158
New Term Loan Facility(a)	1,167,000	2,918	2,918	2,918	2,918

	$1,230,300	$3,076	$3,076	$3,076	$3,076

(a)	Principal balance represents carrying value of our New Term Loan Facility exclusive of original issue discount.

On August 19, 2014, the Company entered into four interest rate cap contracts to manage the interest rate risk associated with future interest payments on our variable-rate debt. Two of the interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $775.0 million, cap rates of 3.0%, are effective August 31, 2014 and mature on February 28, 2017. The other two interest rate cap contracts entered into on August 19, 2014 have an aggregate notional principal amount of $680.0 million, cap rates of 4.0%, are effective February 28, 2017 and mature on February 28, 2019. In addition, we have two interest rate cap contracts which limit our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations through May 31, 2015. If interest rates were to increase above the cap rates in effect as of January 31, 2015, for a full fiscal year, then our maximum interest rate exposure would be $26.9 million assuming constant borrowing levels of $1,230.3 million. Currently, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the amounts limited in our interest rate cap contracts. As of January 31, 2015, the borrowing rates related to our Term Loan Facility and ABL Line of Credit were 4.25% and 1.8%, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and Subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ deficit for each of the three fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 25, 2015

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,349	$132,984
Restricted Cash and Cash Equivalents	27,800	32,100
Accounts Receivable (Net of Allowances for Doubtful Accounts of $111 and $109 at January 31, 2015 and February 1, 2014, respectively)	49,716	35,678
Merchandise Inventories	788,708	720,052
Deferred Tax Assets	37,229	13,475
Prepaid and Other Current Assets	58,681	82,231

Total Current Assets	987,483	1,016,520
Property and Equipment—Net of Accumulated Depreciation and Amortization	970,419	902,657
Tradenames	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	266,397	292,553
Goodwill	47,064	47,064
Other Assets	115,206	124,298

Total Assets	$2,624,569	$2,621,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$621,682	$542,987
Other Current Liabilities	310,268	301,803
Current Maturities of Long Term Debt	1,167	59,026

Total Current Liabilities	933,117	903,816
Long Term Debt	1,249,276	1,369,159
Other Liabilities	273,767	255,877
Deferred Tax Liabilities	234,360	242,708
Commitments and Contingencies (Notes 1, 7, 12, 13, 15 and 17)

Stockholders’ Deficit:
Preferred Stock, $0.0001 Par Value: Authorized: 50,000,000 shares; no shares issued and outstanding at January 31, 2015 and February 1, 2014	—	—
Common Stock, $0.0001 Par Value; Authorized: 500,000,000 shares at January 31, 2015 and February 1, 2014; Issued: 75,925,507 shares and 74,218,275 shares at January 31, 2015 and February 1, 2014, respectively; Outstanding: 75,254,682 shares and 73,686,524 shares at January 31, 2015 and February 1, 2014, respectively	7	7
Additional Paid-in Capital	1,370,498	1,346,259
Accumulated Deficit	(1,426,454)	(1,492,409)
Accumulated Other Comprehensive Loss	(1,744)	—
Treasury Stock, at cost: 670,825 shares and 531,751 shares at January 31, 2015 and February 1, 2014, respectively	(8,258)	(4,325)

Total Stockholders’ Deficit	(65,951)	(150,468)

Total Liabilities and Stockholders’ Deficit	$2,624,569	$2,621,092

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (53 Weeks)
REVENUES:
Net Sales	$4,814,504	$4,427,503	$4,131,379
Other Revenue	35,130	34,484	34,125

Total Revenue	4,849,634	4,461,987	4,165,504

COSTS AND EXPENSES:
Cost of Sales	2,900,819	2,695,957	2,530,124
Selling, General and Administrative Expenses	1,520,929	1,391,788	1,312,682
Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other	2,412	23,026	4,175
Stock Option Modification Expense	2,940	10,418	—
Restructuring and Separation Costs	—	2,171	2,999
Depreciation and Amortization	167,580	168,195	166,786
Impairment Charges—Long-Lived Assets (Note 6)	2,579	3,180	11,539
Other Income, Net	(10,753)	(8,939)	(8,115)
Loss on Extinguishment of Debt	74,347	16,094	2,222
Interest Expense (Inclusive of (Gain) Loss on Interest Rate Cap Contracts)	83,745	127,739	113,927

Total Costs and Expenses	4,744,598	4,429,629	4,136,339

Income Before Income Tax Expense	105,036	32,358	29,165
Income Tax Expense	39,081	16,208	3,864

Net Income	$65,955	$16,150	$25,301

Class L Preference Amount	$—	$(111,282)	$(146,923)

Net Income (Loss) Attributable to Common Stockholders	$65,955	$(95,132)	$(121,622)

Allocation of Net Income (Loss) to Common Stockholders—Basic:
Class L Stockholders	$—	$111,282	$146,923

Common Stockholders	$65,955	$(95,132)	$(121,622)

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$—	$31.93	$28.76

Common Stockholders	$0.89	$(0.26)	$(0.24)

Allocation of Net Income (Loss) to Common Stockholders—Diluted:
Class L Stockholders	$—	$111,282	$146,923

Common Stockholders	$65,955	$(144,392)	$(134,086)

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$—	$31.93	$28.76

Common Stockholders	$0.87	$(0.39)	$(0.27)

Weighted Average Number of Shares—Basic
Class L Stockholders	—	3,485	5,109

Common Stockholders	74,101	369,567	505,802

Weighted Average Number of Shares—Diluted
Class L Stockholders	—	3,485	5,109

Common Stockholders	75,865	370,040	505,802

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (53 Weeks)
Net Income	$65,955	$16,150	$25,301
Other Comprehensive Loss, Net of Tax:
Unrealized Losses on Interest Rate Cap Contracts, Net of Related Tax Benefit of $1.2 million during Fiscal 2014	(1,744)	—	—

Comprehensive Income	$64,211	$16,150	$25,301

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (53 Weeks)
OPERATING ACTIVITIES
Net Income	$65,955	$16,150	$25,301
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	167,580	168,195	166,786
Amortization of Deferred Financing Costs	6,057	9,574	5,805
Impairment Charges—Long-Lived Assets	2,579	3,180	11,539
Accretion of Senior Notes	1,579	2,998	1,899
Deferred Income Tax (Benefit)	(30,940)	(17,973)	(6,536)
Loss on Disposition of Fixed Assets and Leasehold Improvements	897	1,157	2,233
Non-Cash Loss on Extinguishment of Debt–Write-off of Deferred Financing Costs and Original Issue Discount	28,051	11,506	2,222
Non-Cash Stock Compensation Expense	6,264	10,203	2,747
Non-Cash Rent Expense	(19,463)	(11,059)	(9,873)
Deferred Rent Incentives	38,418	41,571	33,400
Excess Tax Benefit from Stock Based Compensation	(15,461)	—	—
Insurance Recoveries	—	3,573	4,000
Changes in Assets and Liabilities:
Accounts Receivable	(8,616)	1,573	(11,814)
Merchandise Inventories	(68,658)	(39,862)	2,070
Prepaid and Other Current Assets	27,546	(8,961)	(11,891)
Accounts Payable	78,695	42,581	224,121
Other Current Liabilities	18,958	51,096	14,795
Other Long Term Assets and Long Term Liabilities	2,552	3,477	(3,958)
Other	342	372	(337)

Net Cash Provided by Operating Activities	302,335	289,351	452,509

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(220,980)	(168,267)	(166,721)
Change in Restricted Cash and Cash Equivalents	4,300	2,700	—
Proceeds From Sale of Property and Equipment and Assets Held for Sale	174	773	1,435
Lease Acquisition Costs	—	—	(530)

Net Cash Used in Investing Activities	(216,506)	(164,794)	(165,816)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	962,500	806,800	459,800
Principal Payments on Long Term Debt—ABL Line of Credit	(899,200)	(806,800)	(649,800)
Proceeds from Long Term Debt—Term B-2 Loans	—	—	116,913
Principal Payments on Long Term Debt—Term B-2 Loans	(834,507)	(36,533)	(205,749)
Proceeds from Long Term Debt—Term B-3 Loans	1,194,000	—	—
Principal Payments on Long Term Debt—Term B-3 Loans	(33,000)	—	—
Principal Payments on Long Term Debt—Senior Notes	(450,000)	—	—
Proceeds from Long Term Debt—Holdco Notes	—	343,000	—
Principal Payments on Long Term Debt—Holdco Notes	(128,223)	(221,777)	—
Cash Payments for Interest Rate Cap Contracts	(4,478)	—	—
Repayment of Capital Lease Obligations	(940)	(920)	(768)
Payment of Dividends	—	(336,000)	(1,711)
Purchase of Treasury Shares	(3,933)	—	(7)
Proceeds from Stock Option Exercises	2,514	2,527	2,760
Excess Tax Benefit from Stock Based Compensation	15,461	—	—
Deferred Financing Costs	(13,658)	(22,126)	(459)
Proceeds from Initial Public Offering	—	260,667	—
Offering Costs	—	(23,747)	—

Net Cash Used in Financing Activities	(193,464)	(34,909)	(279,021)

(Decrease) Increase in Cash and Cash Equivalents	(107,635)	89,648	7,672
Cash and Cash Equivalents at Beginning of Period	132,984	43,336	35,664

Cash and Cash Equivalents at End of Period	$25,349	$132,984	$43,336

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$100,047	$111,533	$108,180

Income Tax Payments, Net of Refunds	$74,363	$2,769	$4,191

Accretion of Class L Preferred Return	$—	$104,859	$141,571

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$21,878	$21,604	$14,102

Acquisition of Capital Lease	$3,342	$887	$—

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 28, 2012	510,164,622	46	$—	(995,932)	$—	(4,801,599)	(4)	(995,890)
Net Income	—	—	—	25,301	—	—	—	25,301
Accretion of Class L Preferred Return	—	—	(2,364)	(139,207)	—	—	—	(141,571)
Stock Options Exercised	7,320,060	1	104	—	—	—	—	105
Issuance of Restricted Shares	495,000	—	—	—	—	—	—	—
Stock Option Compensation	—	—	2,260	—	—	—	—	2,260
Repurchase of Restricted Stock	—	—	—	—	—	(10,989)	—	—
Other	—	—	—	337	—	—	—	337

Balance at February 2, 2013	517,979,682	47	—	(1,109,501)	—	(4,812,588)	(4)	(1,109,458)
Net Income	—	—	—	16,150	—	—	—	16,150
Accretion of Class L Preferred Return	—	—	(8,201)	(96,658)	—	—	—	(104,859)
Stock Options Exercised	11,668,810	1	—	—	—	—	—	1
Stock Based Compensation	—	—	10,203	—	—	—	—	10,203
Dividend	—	—	—	(302,400)	—	—	—	(302,400)
Issuance of Restricted Shares	26,396	—	—	—	—	—	—	—
Cancellation of Class A Shares	(529,620,894)	(48)	—	—	—	4,812,588	4	(44)
Conversion of Class L Stock to Common Stock	58,830,948	6	1,107,338	—	—	(531,751)	(4,325)	1,103,019
Initial Public Offering	15,333,333	1	236,919	—	—	—	—	236,920

Balance at February 1, 2014	74,218,275	7	1,346,259	(1,492,409)	—	(531,751)	(4,325)	(150,468)
Net Income	—	—	—	65,955	—	—	—	65,955
Stock Options Exercised and Related Tax Benefit of $15.5 million	1,362,066	—	17,975	—	—	—	—	17,975
Shares Used for Tax Withholding	—	—	—	—	—	(139,074)	(3,933)	(3,933)
Issuance of Restricted Shares, net of Forfeitures of 1,707 Restricted Shares	345,166	—	—	—	—	—	—	—
Stock Based Compensation	—	—	6,264	—	—	—	—	6,264
Unrealized Losses on Interest Rate Cap Contracts, net of Related Tax Benefit of $1.2 million	—	—	—	—	(1,744)	—	—	(1,744)

Balance at January 31, 2015	75,925,507	$7	$1,370,498	$(1,426,454)	$(1,744)	(670,825)	$(8,258)	$(65,951)

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 31, 2015, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 542 retail stores, inclusive of an internet store, in 44 states and Puerto Rico, selling apparel, footwear and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of January 31, 2015, the Company operated stores under the names “Burlington Stores” (524 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store). Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes and Burlington Shoes offer moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During Fiscal 2014, the Company opened 23 new stores under the name “Burlington Stores” and one new store under the name “MJM Designer Shoes” and closed two Burlington Stores and one MJM Designer Shoes store.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The Company’s fiscal years ended January 31, 2015 (Fiscal 2014), February 1, 2014 (Fiscal 2013) and February 2, 2013 (Fiscal 2012) consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

Use of Estimates

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

Initial Public Offering

On October 7, 2013, the Company completed its initial public offering (the Offering) whereby 15,333,333 shares of common stock were sold to the public at $17.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses (including a transaction fee under the Company’s Advisory Agreement with an affiliate of Bain Capital equal to 1% of the gross proceeds of the offering or $2.6 million), were $236.9 million.

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

Secondary Offerings

On May 6, 2014, the Company closed a secondary public offering of the Company’s common stock, in which 12,000,000 shares of common stock were sold by certain of the Company’s stockholders. In connection with this offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of common stock. In addition, on October 10, 2014, December 16, 2014 and January 16, 2015, the Company closed secondary public offerings of the Company’s common stock in which 8,000,000 shares, 8,000,000 shares and 12,500,000 shares of common stock, respectively, were sold by certain of the Company’s stockholders. Collectively, these transactions are referred to as the Secondary Offerings. All of the shares sold in the Secondary Offerings were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offerings. The Company incurred $1.8 million in costs related to the Secondary Offerings during Fiscal 2014, which are included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations.

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

Inventories

Merchandise inventories are valued at the lower of cost or market, as determined by the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company’s stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company’s Consolidated Statements of Operations.

Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling, General and Administrative Expenses” and “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. Product sourcing costs included within the line item “Selling, General and Administrative Expenses” amounted to $204.1 million, $168.1 million and $145.1 million Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $15.3 million, $14.1 million and $12.8 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges related to property and equipment of $2.4 million, $2.7 million and $5.2 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. These charges are recorded in the line item “Impairment Charges—Long-Lived Assets” in the Company’s Consolidated Statements of Operations. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $13.3 million and $21.1 million relating to these costs during Fiscal 2014 and Fiscal 2013, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset “Burlington” is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. The Company evaluates its intangible assets for possible impairment as follows:

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. In May 2014, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment losses recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest. The Company did not record an impairment related to identifiable finite-lived intangible assets during Fiscal 2014 or Fiscal 2013. During Fiscal 2012, the Company recorded $6.3 million of impairment charges related to identifiable finite-lived intangible asset charges, which are recorded in the line item “Impairment Charges—Long-Lived Assets” in the Company’s Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. In May 2014, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit is greater than its respective carrying value. There were no impairment losses recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012.

Other Assets

Other assets consist primarily of landlord owned store assets that the Company has paid for as part of its lease, deferred financing fees and purchased lease rights. Landlord owned assets represent leasehold improvements at certain stores that the Company has paid for, but where the landlord has retained title to such assets. These assets are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization. Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations. Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling, General and Administrative Expenses” in the Company’s Consolidated Statements of Operations. Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2014 and Fiscal 2013, the Company recorded impairment charges of $0.2 million and $0.5 million, respectively, related to purchased lease rights and landlord owned assets. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations. There were no impairment charges in Fiscal 2012 related to landlord owned assets and purchased lease rights. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $30.5 million and $29.2 million as of January 31, 2015 and February 1, 2014, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self insurance reserves as of January 31, 2015 and February 1, 2014 were:

	(in thousands)
	Years Ended
	January 31, 2015	February 1, 2014
Short-Term Self Insurance Reserve(a)	$24,888	$23,553
Long-Term Self Insurance Reserve(b)	35,953	33,600

Total	$60,841	$57,153

(a)	Represents the portions of the self insurance reserve expected to be paid in the next twelve months which is recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.
(b)	The remaining self insurance reserve balance is recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, General and Administrative Expenses” on the Company’s Consolidated Statements of Operations. At January 31, 2015 and February 1, 2014, deferred lease incentives were $176.3 million and $157.5 million, respectively.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 605 “Revenue Recognition” (Topic No. 605). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Other Revenue

Other revenue consists of rental income received from layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service Fees), leased departments and subleased rental income as shown in the table below:

	(in thousands)
	Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Service Fees	$14,269	$13,711	$13,284
Subleased Rental Income and Other	12,366	9,849	10,202
Rental Income from Leased Departments	8,495	10,924	10,639

Total	$35,130	$34,484	$34,125

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.

Advertising Costs

The Company’s advertising costs consist primarily of television and newspaper costs and are included in the line item “Selling, General and Administrative Expenses” on the Company’s Consolidated Statements of Operations. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, net advertising cost was $84.9 million, $83.3 million and $83.5 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors’ products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets. During Fiscal 2011 the Company exchanged $13.9 million of inventory for certain advertising credits. To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $13.9 million in the Company’s Consolidated Statements of Operations. The $7.9 million of unused advertising credits remaining as of January 31, 2015 are expected to be used over the five consecutive fiscal years following Fiscal 2014.

The following table summarizes the prepaid advertising expense which is included in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014:

	(in thousands)
	January 31, 2015	February 1, 2014
Prepaid and Other Current Assets	$2,664	$2,842
Other Assets	5,246	7,718

Total Prepaid Advertising Expense	$7,910	$10,560

The following table details barter credit usage for Fiscal 2014, Fiscal 2013 and Fiscal 2012, which are included in the line item “Selling, General and Administrative Expenses” on the Company’s Consolidated Statements of Operations:

	(in thousands)
	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Barter Credit Usage	$2,650	$2,544	$3,776

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

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net gains and losses from disposition of fixed assets, and other miscellaneous income items. During Fiscal 2014, the Company recognized $3.2 million of income related to the settlement during Fiscal 2014 of a class action lawsuit relating to credit card interchange fees and $2.5 million of breakage income. During Fiscal 2013 and Fiscal 2012, the Company recognized $4.0 million and $2.5 million, respectively, of breakage income.

Comprehensive Income

Comprehensive Income is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. As of January 31, 2015, there were 16,125,258 shares reserved for issuance under the Company’s Management Incentive Plans as defined in Note 12, “Stock-Based Compensation.” As of January 31, 2015, there were 3,218,845 options outstanding and 392,178 shares of unvested restricted stock outstanding under the Company’s Management Incentive Plans. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized non-cash stock compensation expense in the amount of $6.3 million, $10.2 million and $2.7 million, respectively. Refer to Note 12 for further details.

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

2. Recent Accounting Pronouncements

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component. ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The Company has early adopted ASU 2014-08 during Fiscal 2014. ASU 2014-08 did not have a material impact on the Company’s financial position or results of operations.

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

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2014, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of January 31, 2015 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At January 31, 2015 and February 1, 2014, restricted cash and cash equivalents consisted of $27.8 million and $32.1 million, respectively of collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at anytime, which would reduce available borrowings on the Company’s ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 31, 2015	February 1, 2014
Land	N/A	$159,246	$162,331
Buildings	20 to 40 Years	424,601	365,101
Store Fixtures and Equipment	3 to 10 Years	643,647	568,342
Software	3 to 5 Years	187,402	163,547
Leasehold Improvements	Shorter of lease term or useful life	466,940	432,644
Construction in Progress	N/A	21,478	35,996

		1,903,314	1,727,961
Less: Accumulated Depreciation		(932,895)	(825,304)

Total Property and Equipment, net of Accumulated Depreciation and Amortization		$970,419	$902,657

As of January 31, 2015 and February 1, 2014, assets, net of accumulated amortization of $14.5 million and $12.7 million, respectively, held under capital leases amounted to approximately $25.9 million and $24.4 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. The total amount of depreciation expense during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $130.8 million, $128.8 million and $127.5 million, respectively.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recorded impairment charges related to Property and Equipment of $2.4 million, $2.7 million and $5.2 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations. Depreciation and amortization of internally developed software amounted to $17.4 million, $18.8 million and $20.3 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

5. Intangible Assets

Intangible assets at January 31, 2015 and February 1, 2014 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	January 31, 2015			February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Favorable Leases	$476,677	$(210,280)	$266,397	$487,350	$(194,797)	$292,553

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from February 1, 2014 to January 31, 2015 reflects a reduction of $10.7 million during Fiscal 2014 from the write off of certain favorable leases becoming fully amortized during the period.

Accumulated amortization of favorable leases as of January 31, 2015 reflects Fiscal 2014 amortization expense of $26.2 million, partially offset by a decrease of $10.7 million related to the write off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 14.7 years. Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)
2015	$24,228
2016	23,148
2017	23,317
2018	21,059
2019	20,456

Total	$112,208

6. Impairment Charges

Impairment charges recorded during Fiscal 2014, Fiscal 2013 and Fiscal 2012 amounted to $2.6 million, $3.2 million and $11.5 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Year Ended
Asset Categories	January 31, 2015	February 1, 2014	February 2, 2013
Favorable Leases	$—	$—	$6,275
Leasehold Improvements	696	1,575	1,885
Building/Building Improvements	1,152	81	1,814
Furniture and Fixtures	500	970	950
Land	—	4	558
Other Assets	216	465	—
Other Property and Equipment	15	85	57

Total	$2,579	$3,180	$11,539

The Company recorded impairment charges related to store-level assets for three stores during Fiscal 2014, seven stores during Fiscal 2013 and 12 stores during Fiscal 2012. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company also recorded impairment charges for capital expenditures for previously impaired stores.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. None of the three stores impaired during Fiscal 2014 were fully impaired. Of the three stores that were partially impaired during Fiscal 2014, the table below sets forth by level within the fair value hierarchy their fair value subsequent to impairment charges as of January 31, 2015:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Leasehold Improvements	$—	$—	$566	$566	$696
Building/Building Improvements	—	—	—	—	1,152
Furniture and Fixtures	—	—	785	785	500
Other Assets	—	—	167	167	216
Other Property and Equipment	—	—	58	58	15

Total	$—	$—	$1,576	$1,576	$2,579

7. Long Term Debt

Long Term Debt consists of:

	(in thousands)
	January 31, 2015	February 1, 2014
$1,200,000 Senior Secured Term Loan Facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,161,541	$—
$1,000,000 Senior Secured Term Loan Facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	828,839
$450,000 Senior Notes, 10%, redeemed in full on August 13, 2014	—	450,000
$350,000 Senior Notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	126,147
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019	63,300	—
Capital Lease Obligations	25,602	23,199

Total debt	1,250,443	1,428,185
Less: current maturities	(1,167)	(59,026)

Long term debt, net of current maturities	$1,249,276	$1,369,159

Term Loan Facility

On February 24, 2011, the Company entered into a $1.0 billion senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

On May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to the Term Loan Credit Agreement, which, among other things, reduced the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans was prepaid in full on the effective date of the First Amendment from the proceeds of Term B-1 Loans. The Term B-1 Loans had the same maturity dates that were applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

As a result of the First Amendment, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. Based on the Company’s available cash flow during Fiscal 2011, the Company made a payment of $7.0 million in April 2012. The Company elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013, all of which offset the mandatory quarterly payments through the maturity date. In accordance with Topic No. 470, the Company recognized a non-cash loss on the partial extinguishment of debt of $2.2 million, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations. In connection with the First Amendment, the Company incurred fees of $3.9 million, of which $0.3 million was capitalized and included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet, primarily related to legal and placement fees, associated with the portion of the debt that was not extinguished. The remaining fees were recorded in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations.

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the Term Loan Credit Agreement. The Second Amendment created a restricted payments basket of $25.0 million and permitted Burlington Coat Factory Investments Holdings, Inc. (the parent of BCFWC and indirect subsidiary of Burlington Stores, Inc.) and all of its subsidiaries (collectively, Holdings) to use the “available amount” to make restricted payments (which basket included retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income since the second quarter of Fiscal 2011), in each case so long as certain conditions were satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services which were included in the line item “Costs Related to Debt Amendments, Termination of Advisory Agreement and Other” on the Company’s Consolidated Statements of Operations.

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Term Loan Facility by 100 basis points (provided that such interest rates were to be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio was less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of the Term B-1 Loans with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans). The Term B-2 Loans had the same maturity dates that were applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

In connection with the Third Amendment, the Company paid an $8.7 million prepayment premium. In accordance with Topic 470, $8.6 million of this prepayment premium was capitalized and included in the line item “Other Assets” in the Company’s Consolidated Balance Sheet. In addition, third party fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of

Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations. In accordance with Topic 470, the Company recognized a loss on the extinguishment of debt of $0.6 million, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million were payable as of the last day of each quarter. In January 2014, the Company elected to make a prepayment of $30.0 million, which offset the mandatory quarterly payments through the maturity date. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.8 million, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations. Based on the Company’s available cash flow during Fiscal 2013, the Company made a payment of $4.0 million during the first quarter of Fiscal 2014. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.1 million, representing the write off of deferred financing costs and unamortized original issue discount, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

On August 13, 2014, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended by the Fourth Amendment, the Amended Term Loan Credit Agreement). The Fourth Amendment, among other things, (i) increases the available incremental amount from $150.0 million to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00, (ii) removes the following financial performance covenants: (a) consolidated leverage ratio, (b) consolidated interest ratio and (c) capital expenditures, and (iii) gives BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio. The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables.

As a result of the Fourth Amendment the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding was replaced with $1,200.0 million principal amount of term B-3 loans (Term B-3 Loans). In accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities” (Topic No. 405), the Company recognized a loss on the extinguishment of debt of $16.4 million, representing the write off of $11.7 million and $4.7 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

The Term B-3 Loans mature on August 13, 2021. Mandatory quarterly payments of $3.0 million are payable as of the last day of each quarter. The Company elected to make a prepayment of $27.0 million in January 2015, which offset the mandatory quarterly payments through April 29, 2017. In accordance with Topic No. 470, the Company recognized a non-cash loss on the partial extinguishment of debt of $0.3 million, representing the write off of $0.2 million and $0.1 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At January 31, 2015, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

$450 Million Senior Notes

On February 24, 2011, BCFWC issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

On August 13, 2014, BCFWC redeemed the Senior Notes in full. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of debt of $49.6 million, representing $43.7 million in redemption premiums and the write off of $5.9 million in deferred financing costs, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

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

On November 7, 2013, the Company redeemed $221.8 million aggregate principal amount of the Holdco Notes. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of long-term debt of $14.7 million, which included $4.4 million in redemption premiums and $3.8 million and $6.5 million for the write-off of the unamortized original issue discount and deferred financing costs, respectively. The $14.7 million loss was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of the Holdco Notes. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of long-term debt of $3.6 million representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

On August 13, 2014, the Company redeemed the Holdco Notes in full. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of debt of $4.1 million, representing $1.4 million in redemption premiums and the write off of $1.7 million and $1.0 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

ABL Line of Credit

On August 13, 2014, BCFWC entered into Amendment No. 1 (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The ABL Amendment, among other things, gives BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.2 million representing the write off of deferred financing costs which was recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Consolidated Statements of Operations.

The ABL Line of Credit matures on August 13, 2019. The aggregate amount of commitments under the Amended ABL Credit Agreement is $600.0 million and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $900.0 million. As a result of the ABL Amendment, the interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR was reduced from 1.75% - 2.25% (based on total commitments or borrowing base availability) to 1.25% - 1.50% (based on total commitments or borrowing base availability), and the fee on the average daily balance of unused loan commitments was reduced from 0.375% to 0.25%. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year.

At January 31, 2015, the Company had $386.9 million available under the Amended ABL Line of Credit and $63.3 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2014 amounted to $300.0 million. Average borrowings during Fiscal 2014 amounted to $87.7 million at an average interest rate of 1.8%.

At February 1, 2014, the Company had $456.2 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during Fiscal 2013 amounted to $148.6 million. Average borrowings during Fiscal 2013 amounted to $35.4 million at an average interest rate of 2.1%.

Deferred Financing Costs

The Company had $16.4 million and $30.1 million in deferred financing costs related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014, respectively. Amortization of deferred financing costs amounted to $6.1 million, $9.6 million and $5.8 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations. During Fiscal 2014, the Company incurred new deferred financing costs of $13.7 million as a result of the refinancing transactions that were completed on August 13, 2014, and wrote off $21.3 million of deferred financing costs and accumulated amortization.

Amortization expense related to the deferred financing costs as of January 31, 2015 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal years	(in thousands)
2015	$2,933
2016	2,933
2017	2,986
2018	2,915
2019	2,264
Thereafter	2,357

Total	$16,388

Deferred financing costs have a weighted average amortization period of approximately 5.8 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt and capital lease obligations, as they exist as of January 31, 2015, in each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal years:
2015	$—	$1,167	$1,167
2016	—	1,263	1,263
2017	9,000	1,624	10,624
2018	12,000	1,895	13,895
2019	75,300	2,139	77,439
Thereafter	1,134,000	17,514	1,151,514

Total	1,230,300	25,602	1,255,902
Less: Unamortized Discount	(5,459)	—	(5,459)

Total	1,224,841	25,602	1,250,443
Less: Current Portion	—	(1,167)	(1,167)

Long Term Debt	$1,224,841	$24,435	$1,249,276

The capital lease obligations noted above are exclusive of interest charges of $2.4 million, $2.3 million, $2.4 million, $2.0 million, $1.9 million and $5.7 million for the fiscal years ended January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020 and thereafter, respectively.

8. Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). Topic No. 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during Fiscal 2014.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There were no amounts reclassified to interest expense during Fiscal 2014. During the next twelve months, the Company estimates that approximately $0.1 million will be reclassified as an increase to interest expense.

As of January 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of January 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Aggregate Notional Principal Amount	Interest Cap Rate	Maturity Date
Interest Rate Cap Contracts	Two	$900.0 million	7.0%	May 31, 2015

Tabular Disclosure

The tables below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	January 31, 2015		February 1, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Contracts	Other Assets	$1,572	Other Assets	$—

Derivatives Not Designated as Hedging Instruments
Interest Rate Cap Contracts	Prepaid and Other Current Assets	$—	Other Assets	$1

The table below presents the amounts of losses recognized in other comprehensive loss, net of taxes, and the classifications and amounts of losses reclassified into earnings of the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

(in thousands)
	Amount of Loss Recognized in Other Comprehensive Loss Related to Derivatives			Amount of Loss Reclassified from Other Comprehensive Loss into Earnings Related to Derivatives
	Fiscal Year Ended			Fiscal Year Ended
Derivatives Designated as Hedging Instruments	January 31, 2015	February 1, 2014	February 2, 2013	January 31, 2015	February 1, 2014	February 2, 2013	Component of Earnings
Interest Rate Cap Contracts	$1,744	$—	$—	$—	$—	$—	Interest Expense

The table below presents the classifications and amounts of losses recognized within the Company’s statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

		(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
		Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Earnings Related to Derivatives	January 31, 2015	February 1, 2014	February 2, 2013
Interest Rate Cap Contracts	Interest Expense	$1	$68	$45

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2014. There were no amounts included in accumulated other comprehensive loss during Fiscal 2013.

	(in thousands)
	Derivative Instruments	Total
Balance at February 1, 2014	$—	$—
Unrealized Losses on Interest Rate Cap Contracts, net of Related Tax Benefit of $1.2 million	1,744	1,744

Balance at January 31, 2015	$1,744	$1,744

10. Capital Stock

Capital Structure After the Reclassification

Common Stock

As of January 31, 2015, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock.

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

The Company does, and intends to continue to, retain all available funds and any future earnings to fund the development and growth of the Company’s business and pay down debt as appropriate. Therefore, at this time, the Company does not anticipate paying cash dividends in the near term. The Company’s ability to pay dividends on the Company’s common stock will be limited by restrictions on the ability of the Company’s subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing the Company’s indebtedness. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors, subject to compliance with covenants in the Company’s current and future agreements governing the Company’s indebtedness, and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors that the Company’s Board of Directors deems relevant.

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

During Fiscal 2014, the Company acquired 139,074 shares of common stock from employees for $3.9 million (average of $28.28 per share) to satisfy their minimum statutory tax withholding related to the exercise of stock options and vesting of restricted stock awards. All such shares acquired by the Company are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Dividend

During Fiscal 2011, the Company declared a cash dividend of $300.0 million in the aggregate ($5.40 per unit, each unit consisting of one share of Class L common stock together with 99 shares of Class A common stock), payable in accordance with the Company’s charter to the then-current holders of the Company’s common stock. Of the $300.0 million, $0.4 million was forfeited and reverted back to the Company as a result of certain members of management forfeiting their shares before they became fully vested.

During Fiscal 2013, the Company declared a cash dividend of $336.0 million in the aggregate ($5.89 per unit), payable in accordance with the Company’s charter to the then-current holders of the Company’s Common Stock.

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

Following the Reclassification, dilutive net income (loss) per share is calculated using the treasury stock method.

The computation of basic and diluted earnings per common share is as follows:

	(in thousands, except per share data)
	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net Income	$65,955	$16,150	$25,301
Class L Preference Amount	—	(111,282)	(146,923)

Net Income (Loss) Attributable to Common Stockholders	$65,955	$(95,132)	$(121,622)

Allocation of Net Income (Loss) to Common Stockholders—Basic:
Class L Stockholders	$—	$111,282	$146,923

Common Stockholders	$65,955	(95,132)	(121,622)

Net Income (Loss) Per Share—Basic:
Class L Stockholders	$—	$31.93	$28.76

Common Stockholders	$0.89	$(0.26)	$(0.24)

Allocation of Net Income (Loss) to Common Stockholders—Diluted:
Net Loss Attributable to Common Stockholders	$65,955	$(95,132)	$(121,622)
Class L Preference Amount of Common Stock Equivalents	—	(49,260)	(12,464)

Allocation of Net Loss to Common Stockholders	$65,955	$(144,392)	$(134,086)

Net Income (Loss) Per Share—Diluted:
Class L Stockholders	$—	$31.93	$28.76

Common Stockholders	$0.87	$(0.39)	$(0.27)

Weighted Average Number of Shares—Basic:
Class L Stockholders	$—	3,485	5,109

Common Stockholders	74,101	369,567	505,802

Weighted Average Number of Shares—Diluted:
Class L Stockholders	$—	3,485	5,109

Common Stockholders	75,865	370,040	505,802

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted earnings per share for Fiscal 2014, since their effect was anti-dilutive.

As of February 1, 2014, there were 3,527,800 unvested options outstanding to purchase shares of common stock and 81,396 non-vested shares of restricted stock that were excluded from diluted earnings per share since their effect was anti-dilutive.

As of February 2, 2013, there were unvested options outstanding to purchase Class L Common Stock of 255,457 shares and there were unvested options outstanding to purchase Class A Common Stock of 25,290,243 shares that were excluded from diluted earnings per share since their effect was anti-dilutive. During Fiscal 2012 there were non-vested restricted stock units of Class L Common Stock of 5,000 shares and there were non-vested restricted stock units of Class A Common Stock of 495,000 shares that were excluded from diluted earnings per share since their effect was anti-dilutive.

The Company determined the Class L Preference Amount of Common Stock Equivalents based upon the Class L diluted common stock equivalents multiplied by (i) $81 per share base amount plus (ii) the annual impact of the amount sufficient to generate an internal rate of return equal to 14.5% per annum (compounded quarterly).

Changes in Class L Common Stock

The changes in Class L Common Stock were as follows (in thousands, except share data):

	February 1, 2014
	Shares	Amount
Class L Common Stock, Beginning of Year	5,183,506	$1,029,189
Issuance of Class L Common Stock	117,588	2,531
Issuance/Forfeiture of Restricted Shares and Compensation	—	61
Repurchase of Class L Common Stock	—	—
Dividend	—	(33,600)
Accretion of Class L Preferred Return	—	104,859
Other	(1,167)	(21)
Conversion of Class L Stock to Common Stock	(5,299,927)	(1,103,019)

Class L Common Stock, End of Year	—	$—

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 31, 2015, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were all service-based awards and were granted under the 2006 Plan at exercise prices of (i) $4.55 per unit and $10.91 per unit from January 29, 2012 through May 17, 2012; (ii) $5.91 per unit and $10.91 per unit from May 17, 2012 through May 17, 2013; (iii) $4.55 per unit from May 17, 2013 through the date of the Offering; (iv) $26.96 per share from the date of the Offering through February 1, 2014; and (v) $27.40 per share to $38.66 per share during Fiscal 2014.

In February 2011, in connection with a debt refinancing, the Company’s Board of Directors approved and communicated that the exercise price of the options outstanding would be reduced. After an analysis was completed, the exercise prices of each outstanding option were reduced, from $8.18 per unit and $16.36 per unit, respectively, to $2.78 per unit and $10.96 per unit, respectively, without affecting the existing vesting schedules thereof. The amount of the reduction was ratified in April 2011. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

During Fiscal 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remained outstanding and unvested as of the date of the one-time grant. All other service-based awards granted during Fiscal 2012 and Fiscal 2013 through the date of the Offering vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. All service-based awards granted subsequent to the Offering vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $2.9 million of incremental compensation expense during Fiscal 2014, of which $0.6 million is payable in cash. During Fiscal 2013, the Company recorded $10.4 million of incremental compensation expense, of which $4.3 million is payable in cash. These costs were recorded in the line item “Stock Option Modification Expense” in the Company’s Consolidated Statements of Operations. As of January 31, 2015, the Company expects to recognize $2.7 million of incremental compensation expense to be recorded over the remaining vesting periods, of which $0.4 million is payable in cash.

With the exception of the special one-time grants made during Fiscal 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control as defined in the Stockholders Agreement or the applicable grant agreement. The vesting of special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and, to the extent the termination was without cause, unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date. Notwithstanding anything to the contrary set forth above, if a grantee’s employment is terminated without cause in connection with a corporate transaction as defined in the 2006 Plan, then the vesting of any award held by such employee will be accelerated.

Non-cash stock compensation expense during Fiscal 2014, Fiscal 2013 and Fiscal 2012 amounted to $6.3 million, $10.2 million and $2.7 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Year Ended
Type of Non-Cash Stock Compensation	January 31, 2015	February 1, 2014	February 2, 2013
Stock Option Modification(a)	$2,319	$6,089	$—
Stock Option Grants(b)	2,855	3,971	2,260
Restricted Stock Issuances(b)	1,090	143	487

Total(c)	$6,264	$10,203	$2,747

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during Fiscal 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Consolidated Statements of Operations.
(b)	Included in the line item “Selling, General and Administrative Expenses” in the Company’s Consolidated Statements of Operations.
(c)	The tax benefit related to the Company’s non-cash stock compensation was $2.3 million, $5.1 million and $1.0 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively.

As of January 31, 2015, the Company had 3,218,845 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was $11.4 million of unearned non-cash stock-based option compensation, exclusive of the $2.7 million of incremental compensation associated with the February 2013 modification, that the Company expects to recognize as expense over a weighted average period of 4.2 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of January 31, 2015, 502,362 outstanding options to purchase shares of common stock under the 2006 Plan had vested. As of January 31, 2015, no options were outstanding under the 2013 Plan.

Stock option transactions during Fiscal 2014 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Share
Options Outstanding February 1, 2014	4,619,323	$3.25
Options Issued	137,738	29.20
Options Exercised(a)	(1,362,066)	1.85
Options Forfeited	(176,150)	3.79

Options Outstanding January 31, 2015	3,218,845	$4.93

(a)	Options exercised during Fiscal 2014 had a total intrinsic value of $48.1 million.

The following table summarizes information about the options outstanding and exercisable under the 2006 Plan as of January 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at January 31, 2015	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 31, 2015	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	810,617	6.4	273,912	5.7
$3.17	260,262	6.0	124,065	5.1
$4.55 - $5.07	1,960,401	8.2	93,347	6.1
$26.96	50,613	9.0	11,038	9.0
$27.40 - $38.66	136,952	9.3	—	—

	3,218,845		502,362

The aggregate intrinsic value of options outstanding as of January 31, 2015 was $144.7 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and Expected to Vest as of January 31, 2015	3,080,511	7.6	$4.85	$138.8 million

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Offering and the Black Scholes option pricing model subsequent to the date of the Offering. The fair value of each stock option granted was estimated using the following assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Risk-Free Interest Rate	2.09 – 2.11%	1.7 – 2.09%	1.0 – 1.3%
Expected Volatility	38.0 – 44.0%	36.8 – 38.0%	35.00%
Expected Life (years)	6.25	6.25 – 7.4	6.6
Contractual Life (years)	10.0	10.0	10.0
Expected Dividend Yield	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued	$13.16	$5.78	$3.88

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During Fiscal 2014 and Fiscal 2013, the Company granted 346,873 and 26,396 shares of restricted stock, respectively. During Fiscal 2012, the Company granted 5,000 units of restricted stock, each unit consisting of 99 shares of Class A Common Stock and one share of Class L Common Stock. For Fiscal 2014 and Fiscal 2013, prior to the date of the Offering, the fair value of each share of restricted stock granted under the 2006 Plan was estimated using the closing price of the Company’s common stock on the date of grant. For Fiscal 2012 and Fiscal 2013 through the date of the Offering, the fair value of each unit of restricted stock granted under the 2006 Plan was estimated on the date of grant using inputs that included the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding. All shares of restricted stock granted to date under the 2006 Plan are service-based awards that cliff vest at the end of the requisite service period. Shares of restricted stock are expensed on a straight-line basis over the requisite service period of three to four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or the recipient resigns with good reason. Additionally, if the recipient’s employment is terminated without cause in connection with a corporate transaction as defined in the 2006 Plan, then the vesting of all unvested shares of restricted stock held by such recipient will be accelerated.

As of January 31, 2015, there was approximately $13.8 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.7 years.

Award grant, vesting and forfeiture transactions during Fiscal 2014 are summarized as follows:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, February 1, 2014	81,396	$12.58
Awards Granted	346,873	41.76
Awards Vested	(34,384)	9.91
Awards Cancelled	(1,707)	27.40

Non-Vested Awards Outstanding, January 31, 2015	392,178	$38.56

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2015	$278,044	$3,447
2016	287,610	3,442
2017	270,207	3,948
2018	242,189	3,937
2019	192,800	3,994
Thereafter	808,775	23,486

Total Minimum Lease Payments	2,079,625	42,254
Amount Representing Interest	—	(16,652)

Total Future Minimum Lease Payments	$2,079,625	$25,602

(a)	Total future minimum lease payments include $75.4 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $204.0 million of minimum lease payments for 19 stores and one warehouse that the Company has committed to open or relocate.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $37.7 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	(in thousands)
	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Rent Expense:
Minimum Rental Payments	$266,318	$239,049	$219,982
Contingent Rental Payments	3,913	3,614	3,056
Straight-Line Rent Expense	4,001	8,182	12,115
Lease Incentives Amortization	(25,369)	(21,557)	(18,590)
Amortization of Purchased Lease Rights	684	958	1,033

Total Rent Expense(a)	249,547	230,246	217,596
Less All Rental Income(b)	(19,663)	(19,613)	(19,721)

Total Net Rent Expense	$229,884	$210,633	$197,875

(a)	Included in the line item “Selling, General and Administrative Expenses” in the Company’s Consolidated Statements of Operations.
(b)	Included in the line item “Other Revenue” in the Company’s Consolidated Statements of Operations.

14. Employee Retirement Plans

The Company maintains separate defined contribution 401(k) retirement savings and profit-sharing plans covering employees in the United States and Puerto Rico who meet specified age and service requirements. The discretionary profit sharing component (which the Company has not utilized for nine years and has no current plans to utilize) is entirely funded by the Company, and the Company also makes additional matching contributions to the 401(k) component of the plans. Participating employees can voluntarily elect to contribute a percentage of their earnings to the 401(k) component of the plans (up to certain prescribed limits) through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan).

The Company recorded $5.9 million, $5.1 million and $4.3 million of 401(k) Plan match expense for the Plan Years ending December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

15. Income Taxes

Income before income taxes were as follows for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	(in thousands)
	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Domestic	$113,955	$40,246	$33,625
Foreign	(8,919)	(7,888)	(4,460)

Total Income Before Income Taxes	$105,036	$32,358	$29,165

Income tax expense was as follows for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	(in thousands)
	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$57,123	$29,794	$13,813
State	12,898	4,036	(3,704)
Foreign	—	351	291

Subtotal	70,021	34,181	10,400

Deferred:
Federal	(25,777)	(17,045)	(3,386)
State	(5,163)	(928)	(3,519)
Foreign	—	—	369

Subtotal	(30,940)	(17,973)	(6,536)

Total Income Tax Expense	$39,081	$16,208	$3,864

The tax rate reconciliations were as follows for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Tax at Statutory Rate (%)	35.0%	35.0%	35.0%
State Income Taxes, net of Federal	4.1	8.4	5.8
Change in Valuation Allowance	1.5	4.9	1.8
Permanent Items	0.9	0.6	(1.4)
Tax Credits	(3.4)	(7.7)	(11.7)
Tax Reserves	(1.6)	2.1	(14.1)
Deferred Tax Asset - Stock Compensation	—	8.3	—
Impact of Change in State Tax Laws and Rates	0.7	2.8	(2.1)
Foreign Taxes	(1.1)	(3.8)	(1.2)
Other	1.1	(0.5)	1.2

Effective Tax Rate (%)	37.2%	50.1%	13.3%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 31, 2015		February 1, 2014
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current Deferred Tax Assets and Liabilities:
Compensated Absences	$962	$—	$646	$—
Inventory Costs and Reserves Capitalized for Tax Purposes	12,726	—	5,392	—
Insurance Reserves	8,790	—	8,085	—
Prepaid and Other Items	—	11,562	—	19,049
Sales Return Reserves	3,632	—	2,831	—
Reserves	5,043	—	515	—
Deferred Revenue	1,680	—	1,428	—
Employee Benefit Accrual	17,170	—	13,210	—
Other	391	—	527	—
Valuation Allowance	(1,603)	—	(110)	—

Total Current Deferred Tax Assets and Liabilities	$48,791	$11,562	$32,524	$19,049

Non-Current Deferred Tax Assets and Liabilities:
Property and Equipment Basis Adjustments	$—	$141,042	$—	$128,657
Deferred Rent	33,803	—	31,809	—
Intangibles—Long-Lived	—	103,184	—	113,089
Intangibles—Indefinite-Lived	—	93,974	—	93,618
Insurance Reserves	14,196	—	13,217	—
Employee Benefit Compensation	4,661	—	4,838	—
State Net Operating Losses (net of Federal Benefit)	9,132	—	9,095	—
Prepaid Items Taxable for Tax Purposes	2,694	—	3,508	—
Landlord Allowances	35,335	—	32,747	—
Accrued Interest	3,746	—	3,538	—
Other	4,275	—	—	883
State Credits	3,787	—	2,173	—
Federal and Puerto Rico Tax Credits	1,261	—	1,612	—
Valuation Allowance	(9,050)	—	(8,998)	—

Total Non-Current Deferred Tax Assets and Liabilities	$103,840	$338,200	$93,539	$336,247

Net Deferred Tax Liability		$197,131		$229,233

As of January 31, 2015, the Company had available $134.8 million and $6.6 million of state and Puerto Rico net operating losses, respectively, that can be carried forward to future years. The Company has $7.4 million of deferred tax assets recorded for state net operating losses which will expire at various dates between 2012 and 2032. In addition, as of January 31, 2015, the Company had $1.7 million of deferred tax assets recorded for Puerto Rico net operating loss carry forwards that will begin to expire in 2019. As of January 31, 2015, the Company had tax credit carry forwards that included $3.8 million of state credits that will begin to expire in 2023 and $1.2 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company believes no valuation allowances for federal income taxes are necessary.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.6 million on state net operating losses and $0.5 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico deferred tax assets, including net operating loss carry forwards and credit carry forwards, will not be realized. We have provided for a full valuation allowance of $4.5 million on Puerto Rico deferred tax assets. If our assumptions change and we determine we will be able to realize these net operating losses or the credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 31, 2015, will be recorded to the Company’s Consolidated Statement of Operations. The valuation allowance increased by $1.6 million and $1.2 million during each of the years ended January 31, 2015 and February 1, 2014, respectively, primarily due to increase in the Puerto Rico deferred tax assets that will more likely than not, not be realized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 28, 2012	$22,149
Additions for Tax Positions of the Current Year	—
Additions for Tax Positions of Prior Years	—
Reduction for Tax Positions of Prior Years	(5,225)
Settlements	—
Lapse of Statute of Limitations	—

Balance at February 2, 2013	$16,924
Additions for Tax Positions of the Current Year	—
Additions for Tax Positions of Prior Years	—
Reduction for Tax Positions of Prior Years	(1,524)
Settlements	—
Lapse of Statute of Limitations	(128)

Balance at February 1, 2014	$15,272
Additions for Tax Positions of the Current Year	44
Additions for Tax Positions of Prior Years	252
Reduction for Tax Positions of Prior Years	(1,524)
Settlements	—
Lapse of Statute of Limitations	(2,314)

Balance at January 31, 2015	$11,730

As of January 31, 2015, the Company reported total unrecognized benefits of $11.7 million, of which $5.8 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $0.4 million of interest and penalties during Fiscal 2014 in the line item “Income Tax Expense” in the Company’s Consolidated Statements of Operations. Cumulative interest and penalties of $12.1 million are recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of February 1, 2014, the Company reported total unrecognized benefits of $15.3 million, of which $6.0 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $1.3 million of interest and penalties during Fiscal 2013 in the line item “Income Tax Expense” in the Company’s Consolidated Statements of Operations. Cumulative interest and penalties of $11.7 million are recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for fiscal years 2012 through 2014. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for the fiscal years 2009 through 2014, with a few exceptions, under the applicable statutes of limitations. There are ongoing federal and state audits in several jurisdictions and the Company has accrued for possible exposures as required under Topic No. 740. The settlement of these audits will not have a material impact to the financial results of the Company.

16. Fair Value of Financial Instruments

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

Financial Assets

The Company’s financial assets as of January 31, 2015 and February 1, 2014 included cash equivalents and interest rate cap contracts. The Company uses interest rate cap contracts to manage interest rate risk. The fair value of the Company’s interest rate cap contracts is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of January 31, 2015 and February 1, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at January 31, 2015	Fair Value Measurements at February 1, 2014
Assets:
Level 1
Cash Equivalents (Including Restricted Cash)	$28,094	$32,324
Level 2
Interest Rate Cap Contracts(a)	$1,572	$1

(a)	Included in “Other Assets” within the Company’s Consolidated Balance Sheets. Refer to Note 8, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap contracts.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 31, 2015		February 1, 2014
	Carrying Amount(a)	Fair Value(a)	Carrying Amount(a)	Fair Value(a)
$1,200,000 Senior Secured Term Loan Facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,161,541	$1,150,410	$—	$—
$1,000,000 Senior Secured Term Loan Facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	—	828,839	836,091
$450,000 Senior Notes, 10%, redeemed in full on August 13, 2014	—	—	450,000	501,458
$350,000 Senior Notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	—	126,147	128,512
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019	63,300	63,300	—	—

Total Debt	$1,224,841	$1,213,710	$1,404,986	$1,466,061

(a)	Capital lease obligations are excluded from the table above.

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

17. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such accruals were $12.9 million and $1.3 million as of January 31, 2015 and February 1, 2014, respectively.

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the California Civil Code for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law and set May 1, 2015 as the date for a conference to set a date for trial to determine the penalty to be assessed against the Company. The Company is unable to predict the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material. As the state of the law in this area is unsettled and there are conflicting decisions in several cases brought against retailers under the Song Beverly law, the Company has not determined whether it will appeal the determination of the trial court and cannot predict whether an appeal may be successful. However, the Company intends to consider all alternatives including, among others, seeking a stay of proceedings by the trial court while the appellate court is considering an appeal in another case with similar facts, seeking to settle the matter with plaintiffs, seeking an interlocutory appeal in its own case and proceeding to trial on the penalty phase. The accrual for this matter is included in the $12.9 million legal accrual discussed above.

To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions The ultimate outcome of the case could have a material adverse effect on the Company’s results of operations.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $48.1 million and $43.9 million as of January 31, 2015 and February 1, 2014, respectively.

Letters of credit outstanding as of January 31, 2015 and February 1, 2014 amounted to $33.4 million and $28.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $14.7 million and $15.1 million at January 31, 2015 and February 1, 2014, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $386.9 million and $456.2 million as of January 31, 2015 and February 1, 2014, respectively.

Purchase Commitments

The Company had $652.8 million of purchase commitments related to goods or services that were not received as of January 31, 2015.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

18. Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement was terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering and, in accordance with the termination of the Advisory Agreement, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs Related to Debt Amendments, Secondary Offerings, Termination of Advisory Agreement and Other” in the Company’s Consolidated Statements of Operations. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket expenses, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During Fiscal 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket expenses, amounted to $0.2 million. During Fiscal 2013 and Fiscal 2012, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $2.9 million, exclusive of the termination fee, and $4.3 million, respectively. These amounts are recorded in the line item “Selling, General and Administrative Expenses” in the Company’s Consolidated Statements of Operations.

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

19. Quarterly Results (Unaudited)

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	(in thousands, except share data)
Year ended January 31, 2015:	Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net Sales	$1,128,269	$1,043,581	$1,157,292	$1,485,362
Gross Margin(1)(2)	429,808	398,554	458,702	626,621
Net Income (Loss)(3)(4)	$11,774	$(6,470)	$(34,214)	$94,865
Net Income (Loss) Per Share—Basic(5):
Class L Stockholders	$—	$—	$—	$—
Common Stockholders	$0.16	$(0.09)	$(0.46)	$1.27
Net Income (Loss) Per Share—Diluted(5):
Class L Stockholders	$—	$—	$—	$—
Common Stockholders	$0.16	$(0.09)	$(0.46)	$1.24

	(in thousands, except share data)
Year ended February 1, 2014:	Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net Sales	$1,065,013	$963,711	$1,064,502	$1,334,277
Gross Margin(1)	397,361	363,391	414,865	555,929
Net Income (Loss)	$(5,563)	$(25,014)	$(16,857)	$63,584
Net Income (Loss) Per Share—Basic(5)(6):
Class L Stockholders	$7.91	$8.01	$8.04	$—
Common Stockholders	$(0.09)	$(0.13)	$(0.12)	$0.86
Net Income (Loss) Per Share—Diluted(5)(6):
Class L Stockholders	$7.91	$8.01	$8.04	$—
Common Stockholders	$(0.09)	$(0.22)	$(0.12)	$0.84

(1)	Gross margin is equal to net sales less cost of sales.
(2)	Gross margin for the quarterly periods ended January 31, 2015 and February 1, 2014 are inclusive of inventory shrinkage adjustments of $10.0 million and $3.8 million, respectively, as a result of actual shrink being less than what the Company had estimated.
(3)	Net Loss for the quarter ended November 1, 2014 includes a loss of $70.3 million from the extinguishment of debt. Refer to Note 7, “Long Term Debt,” for additional details.
(4)	Net Income for the quarter ended January 31, 2015 includes $9.3 million of charges for Song Beverly litigation as further described in Footnote 17, “Commitments and Contingencies.”
(5)	Quarterly EPS results may not equal full year amounts due to rounding.
(6)	All per share amounts have been adjusted for the 11-for-1 stock split effective immediately prior to the Company’s initial public offering, which was completed on October 7, 2013.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	January 31, 2015	February 1, 2014
	(in thousands)
ASSETS:
Current Assets	$1,504	$3,523

Total Assets	$1,504	$3,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities	$—	$—

Negative Investment in Subsidiaries	67,455	153,991
Commitments and Contingencies	—	—
Common Stock Class L	—	—
Total Stockholders’ Deficit	(65,951)	(150,468)

Total Liabilities and Stockholders’ Deficit	$1,504	$3,523

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Operations

Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (53 weeks)
(in thousands)
REVENUES:
Total Revenue	$—	$—	$—
COSTS AND EXPENSES:
(Income) Loss from Equity Investment	—	—	—

Total Costs and Expenses	—	—	—

Income (Loss) Before Provision (Benefit) for Income Tax	—	—	—

Provision (Benefit) for Income Tax	—	—	—

Earnings from Equity Investment, Net of Income Taxes	$65,955	$16,150	$25,301

Net Income	$65,955	$16,150	$25,301

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (53 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net Cash Provided by Operations	$—	$—	$—

INVESTING ACTIVITIES:
Receipt of Dividends	—	—	—

Net Cash Used in Investing Activities	—	—	—

FINANCING ACTIVITIES:
Proceeds from Initial Public Offering	—	260,667	—
Offering Costs	—	(23,747)	—
Receipt of Dividends	—	336,000	1,718
Payment of Dividends	—	(336,000)	(1,711)
Purchase of Treasury Shares	(3,933)	—	(7)
Intercompany Financing Transactions	(600)	(236,920)	(1,764)
Proceeds from Stock Option Exercises	2,514	2,527	2,760

Net Cash Used in Financing Activities	(2,019)	2,527	996

Increase in Cash and Cash Equivalents	(2,019)	2,527	996
Cash and Cash Equivalents at Beginning of Period	3,523	996	—

Cash and Cash Equivalents at End of Period	$1,504	$3,523	$996

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company’s ability to pay dividends on Parent Company’s common stock will be limited by restrictions on the ability of Parent Company’s subsidiaries and Parent Company to pay dividends or make distributions under the terms of current and any future agreements governing the indebtedness of Parent Company’s subsidiaries.

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

Note 2. Dividends

As discussed above, payment of dividends is prohibited under the credit agreements of Parent Company’s subsidiaries, except in limited circumstances. Dividends equal to $336.0 million and $1.7 million were paid during Fiscal 2013 and Fiscal 2012, respectively. During Fiscal 2013, the Company used the net proceeds from the offering of the 9.00%/9.75% Senior Notes due 2018 issued by Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (Holdco Notes) to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis. The dividend was approved by the Parent Company’s Board of Directors in February 2013. During Fiscal 2011, in connection with the offering of the 10% Senior Notes due 2019 and the refinancing of the $1.0 billion senior secured term loan facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to Class A and Class L stockholders on a pro rata basis. The dividend was approved by the Parent Company’s Board of Directors in February 2011. Of the $300.0 million in dividends that were declared, $1.7 million was paid during Fiscal 2012.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense has been pushed down to Parent Company’s subsidiaries for Fiscal 2014, Fiscal 2013 and Fiscal 2012. The excess tax benefit from stock based compensation has been pushed down to Parent Company’s subsidiaries for Fiscal 2014.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 31, 2015
Allowance for doubtful accounts	$109	$344	$—	$342	$111
Sales reserves	$2,604	$(672)	$304,577	$303,457	$3,052
Valuation allowances on deferred tax assets	$9,108	$—	$1,545	$—	$10,653
Year ended February 1, 2014
Allowance for doubtful accounts	$81	$304	$—	$276	$109
Sales reserves	$2,774	$256	$295,107	$295,533	$2,604
Valuation allowances on deferred tax assets	$7,882	$—	$1,226	$—	$9,108
Year ended February 2, 2013
Allowance for doubtful accounts	$85	$115	$—	$119	$81
Sales reserves	$2,303	$(532)	$292,558	$291,555	$2,774
Valuation allowances on deferred tax assets	$7,349	$—	$533	$—	$7,882

Notes:

(1)	Amounts related to sales reserves are charged to merchandise sales and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 31, 2015, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 31, 2015, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the internal control over financial reporting of Burlington Stores, Inc. and Subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended January 31, 2015 of the Company and our report dated March 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 25, 2015

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Annual Meeting”), which information is incorporated herein by reference. The Proxy Statement for the Annual Meeting (the “Proxy Statement”) will be filed within 120 days of the close of our 2014 fiscal year.

Item 11.	Executive Compensation

For the information required by this Item 11, see “Executive Compensation” and “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information required by this Item 12, see “Ownership of Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For the information required by this Item 13, see “Certain Relationships and Related Party Transactions” and “Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For the information required by this Item 14, see “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Certified Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 54 of this Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant is set forth on pages 99-102. Schedule II—Valuation and Qualifying Accounts filed as part of this Report is set forth on page 103 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit No.	Description

3.1(21)	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.

3.2(21)	Amended and Restated Bylaws of Burlington Stores, Inc.

10.1(10)	Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.1(14)	Amendment No. 1, dated May 16, 2012, to the Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.2(15)	Amendment No. 2, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.3(16)	Amendment No. 3, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.1.4(24)	Amendment No. 4 to Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

Exhibit No.	Description

10.2(10)	First Amendment, dated February 24, 2011, to the Amended and Restated Credit Agreement, dated as of January 15, 2010, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents.

10.3(12)	Second Amended and Restated Credit Agreement, dated as of September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents.

10.3.1(24)	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers signatory thereto, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.4(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.

10.5(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.

10.6(8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.

10.7(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.

10.8(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.

10.9(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.

10.10(1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.

10.11(8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.

10.12(1)	Form of Swingline Note.

10.13(1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.

10.14(1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.15(1)	Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

Exhibit No.	Description

10.16(1)	Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent.

210.17+(8)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.1+(8)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

210.17.2+(19)	Amendment No. 2 to Employment Agreement, dated as of October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.18+(2)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.18.1+(3)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.18.2+(17)	Amendment No. 2 to Employment Agreement, dated as of December 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.19+(4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.19.1+(19)	Amendment No. 1 to Employment Agreement, dated as of October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.19.2+(25)	Amendment No. 2 to Employment Agreement, dated as of December 8, 2014, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

10.20+(9)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.20.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.21+(13)	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.21.1+(17)	Amendment No. 1 to Employment Agreement, dated as of December 21, 2012, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.22+(17)	Employment Agreement, dated as of March 12, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22.1+(17)	Amendment No. 1 to Employment Agreement, dated as of November 1, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22.2+(26)	Amendment No. 2 to Employment Agreement dated as of June 23, 2014, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.23+(3)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

Exhibit No.	Description

10.23.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.24+(1)	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.24.1+(20)	Amendment No. 1 to Employment Agreement, dated as of July 17, 2007, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.24.2+(20)	Amendment No. 2 to Employment Agreement, dated as of December 7, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.25+(17)	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.25.1+(17)	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.26+(1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (for grants made prior to April 2009).

10.27+(1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made prior to April 2009).

10.28+(1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made prior to April 2009).

10.29+(1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.29.1+(4)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.

10.29.2+(5)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.

10.29.3+(7)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.

10.30+(5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)).

10.31+(5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)).

10.32+(5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014).

10.33+(5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014).

10.34+(5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

Exhibit No.	Description

10.35+(5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.36+(5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.37+(5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.38+(20)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).

10.39(21)	Form of Directors and Officers Indemnification Agreement.

10.40+(22)	Burlington Stores, Inc. 2013 Omnibus Incentive Plan.

10.41+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

10.42+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

10.43+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc.’s 2006 Management Incentive Plan, dated as of June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

10.44†(23)	Amended and Restated Stockholders Agreement among Burlington Stores, Inc. and the Investors and Managers named therein dated as of March 13, 2014.

10.44.1(26)	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of May 22, 2014.

10.44.2†	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of December 5, 2014.

10.45+†	Employment Agreement, dated as of November 7, 2014, by and between Burlington Coat Factory Warehouse Corporation and Eric Seeger.

10.46+†	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Eric Seeger dated January 20, 2015.

10.47+†	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Marc Katz dated January 12, 2015.

10.48+†	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury dated December 15, 2014.

10.49+†	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors

10.50+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.51+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

10.52+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

Exhibit No.	Description

10.53+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

21.1†	List of Subsidiaries of Burlington Stores, Inc.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
+	Management Contract or Compensatory Plan or Arrangement.
(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on August 17, 2007.
(3)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Reserved.
(7)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.
(8)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 24, 2011.
(11)	Reserved.

(12)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2011.
(13)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on April 20, 2012.
(14)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 17, 2012.
(15)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 21, 2013.
(16)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 22, 2013.
(17)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 26, 2013.
(18)	Reserved.
(19)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 filed on December 11, 2012.
(20)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 6, 2013.
(21)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 10, 2013.
(22)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 19, 2013.
(23)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.
(24)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on August 18, 2014.
(25)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on December 9, 2014.
(26)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter year ended August 2, 2014 filed on September 11, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer

Date: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2015.

Signature	Title

/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz Marc Katz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John Crimmins John Crimmins	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Joshua Bekenstein Joshua Bekenstein	Director

/s/ Jordan Hitch Jordan Hitch	Director

/s/ Tricia Patrick Tricia Patrick	Director

/s/ John Mahoney John Mahoney	Director

/s/ Paul Sullivan Paul Sullivan	Director

/s/ Frank Cooper, III Frank Cooper, III	Director

/s/ William McNamara William McNamara	Director

EXHIBIT INDEX

Exhibit	Description

10.44.2	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of December 5, 2014.

10.45	Employment Agreement, dated as of November 7, 2014, by and between Burlington Coat Factory Warehouse Corporation and Eric Seeger.

10.46	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Eric Seeger dated January 20, 2015.

10.47	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Marc Katz dated January 12, 2015.

10.48	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury dated December 15, 2014.

10.49	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors.

10.50	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.51	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

10.52	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013).

10.53	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013).

21.1	List of Subsidiaries of Burlington Stores, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document