Form 10-Q
period 2015-05-02
Burlington Stores, Inc.
filed 2015-06-09
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

The number of shares of registrant’s common stock outstanding as of May 29, 2015: 75,675,219.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$34,748	$25,349	$69,490
Restricted cash and cash equivalents	27,800	27,800	32,100
Accounts receivable—net of allowance for doubtful accounts	45,717	49,716	44,084
Merchandise inventories	822,313	788,708	707,627
Deferred tax assets	35,821	37,229	14,850
Prepaid and other current assets	90,173	58,681	82,863

Total Current Assets	1,056,572	987,483	951,014
Property and equipment—net of accumulated depreciation and amortization	967,054	970,419	907,772
Tradenames	238,000	238,000	238,000
Favorable leases—net of accumulated amortization	260,291	266,397	285,933
Goodwill	47,064	47,064	47,064
Other assets	114,133	115,206	117,976

Total Assets	$2,683,114	$2,624,569	$2,547,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$631,790	$621,682	$575,912
Other current liabilities	261,691	310,268	249,188
Current maturities of long term debt	1,195	1,167	1,070

Total Current Liabilities	894,676	933,117	826,170
Long term debt	1,316,037	1,249,276	1,366,414
Other liabilities	273,335	273,767	255,456
Deferred tax liabilities	229,418	234,360	235,986
Commitments and contingencies (Notes 2, 9, 10, and 11)
Stockholders’ Deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding at May 2, 2015, January 31, 2015 and May 3, 2014	—	—	—
Common stock, $0.0001 par value: authorized: 500,000,000 shares at May 2, 2015, January 31, 2015 and May 3, 2014
Issued: 76,346,273 shares at May 2, 2015, 75,925,507 shares at January 31, 2015 and 74,712,389 shares at May 3, 2014
Outstanding: 75,669,129 shares at May 2, 2015, 75,254,682 shares at January 31, 2015 and 74,060,779 shares at May 3, 2014	7	7	7
Additional paid-in-capital	1,379,832	1,370,498	1,351,772
Accumulated deficit	(1,400,759)	(1,426,454)	(1,480,635)
Accumulated other comprehensive loss	(843)	(1,744)	—
Treasury stock, at cost	(8,589)	(8,258)	(7,411)

Total Stockholders’ Deficit	(30,352)	(65,951)	(136,267)

Total Liabilities and Stockholders’ Deficit	$2,683,114	$2,624,569	$2,547,759

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 2, 2015	May 3, 2014
REVENUES:
Net sales	$1,183,059	$1,128,269
Other revenue	7,860	7,589

Total Revenue	1,190,919	1,135,858
COSTS AND EXPENSES:
Cost of sales	712,930	698,461
Selling, general and administrative expenses	377,679	347,021
Costs related to debt amendments, secondary offerings and other	259	424
Stock option modification expense	460	828
Depreciation and amortization	42,155	41,208
Impairment charges – long-lived assets	1,715	19
Other income, net	(1,072)	(1,896)
Loss on extinguishment of debt	649	3,681
Interest expense (inclusive of realized gain (loss) on interest rate cap contracts)	14,803	26,552

Total Costs and Expenses	1,149,578	1,116,298

Income Before Income Tax Expense	41,341	19,560
Income tax expense	15,646	7,786

Net Income	$25,695	$11,774

Net income per common share:
Common stock – basic	$0.34	$0.16

Common stock – diluted	$0.34	$0.16

Weighted average number of common shares:
Common stock – basic	74,982	73,646

Common stock – diluted	76,501	75,469

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$25,695	$11,774
Other comprehensive income, net of tax:
Interest rate cap contracts:
Unrealized gains, net of related tax expense of $0.6 million for the three months ended May 2, 2015	901	—

Total Comprehensive Income	$26,596	$11,774

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
OPERATING ACTIVITIES
Net income	$25,695	$11,774
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,155	41,208
Impairment charges—long-lived assets	1,715	19
Amortization of deferred financing costs	734	2,229
Accretion of long-term debt instruments	211	571
Deferred income tax (benefit)	(4,135)	(8,098)
Non-cash loss on extinguishment of debt–write-off of deferred financing costs and original issue discount	649	2,521
Non-cash stock compensation expense	2,119	1,367
Non-cash rent expense	(5,586)	(5,539)
Deferred rent incentives	11,301	8,729
Excess tax benefit from stock based compensation	(6,150)	(3,404)
Changes in assets and liabilities:
Accounts receivable	(2,015)	(10,438)
Merchandise inventories	(33,605)	12,425
Prepaid and other current assets	(31,492)	(632)
Accounts payable	10,108	32,925
Other current liabilities	(33,350)	(43,107)
Other long term assets and long term liabilities	(913)	736
Other	701	232

Net Cash (Used In) Provided by Operating Activities	(21,858)	43,518

INVESTING ACTIVITIES
Cash paid for property and equipment	(43,088)	(45,985)
Proceeds from sale of property and equipment and assets held for sale	108	108

Net Cash Used in Investing Activities	(42,980)	(45,877)

FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	436,100	115,000
Principal payments on long term debt—ABL Line of Credit	(319,400)	(115,000)
Principal payments on long term debt—Term B-3 Loans	(50,000)	—
Principal payments on long term debt—Term B-2 Loans	—	(3,955)
Principal payments on long term debt—Holdco Notes	—	(58,000)
Proceeds from sale of interest rate cap contracts	1,169	—
Repayment of capital lease obligations	(348)	(240)
Purchase of treasury shares	(331)	(3,086)
Proceeds from stock option exercises	903	742
Excess tax benefit from stock based compensation	6,150	3,404
Deferred financing costs	(6)	—

Net Cash Provided by (Used in) Financing Activities	74,237	(61,135)

Increase (decrease) in cash and cash equivalents	9,399	(63,494)
Cash and cash equivalents at beginning of period	25,349	132,984

Cash and Cash Equivalents at End of Period	$34,748	$69,490

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,885	$39,515

Income tax payments—net	$18,499	$35,193

Non-Cash Investing Activities:
Accrued purchases of property and equipment	$12,571	$14,763

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2015

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 2, 2015, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 546 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (Fiscal 2014 10-K). The balance sheet at January 31, 2015 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2014 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 2, 2015 are not necessarily indicative of results for the fiscal year ending January 30, 2016 (Fiscal 2015).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2014 10-K, “Summary of Significant Accounting Policies.”

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On April 1, 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. If the ASU is deferred, the proposed new effective date for the Company would be February 4, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this ASU during the fiscal year beginning on January 31, 2016. The Company does not expect this standard to have a significant effect on the Company’s Consolidated Financial Statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 2, 2015, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 2, 2015 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Secondary Offering

On April 7, 2015, the Company closed a secondary public offering of 12,490,154 shares of its common stock (the Secondary Offering). All of the shares sold in the Secondary Offering were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offering. The Company incurred $0.3 million in offering costs related to the Secondary Offering, which are included in the line item “Costs related to debt amendments, secondary offerings and other” on the Company’s Condensed Consolidated Statements of Operations.

Statement of Cash Flows

The Company corrected an error in the prior period Condensed Consolidated Statements of Cash Flows related to the presentation of excess tax benefit from stock based compensation. The Company previously did not reflect the “excess tax benefit” as a component of cash inflows from financing activities, and instead it was included as part of the taxes paid activity in the other current liabilities balance change. As a result of this correction, the Company’s net cash provided by operating activities and net cash used in financing activities during the three months ended May 3, 2014 each decreased by $3.4 million from amounts that were previously presented.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 2, 2015	January 31, 2015	May 3, 2014
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,111,977	$1,161,541	$—
$1,000,000 senior secured term loan facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	—	825,369
$450,000 senior notes, 10%, redeemed in full on August 13, 2014	—	—	450,000
$350,000 senior notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	—	69,156
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019	180,000	63,300	—
Capital lease obligations	25,255	25,602	22,959

Total debt	1,317,232	1,250,443	1,367,484
Less: current maturities	(1,195)	(1,167)	(1,070)

Long term debt, net of current maturities	$1,316,037	$1,249,276	$1,366,414

Term Loan Facility

On August 13, 2014, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended by the Fourth Amendment, the Amended Term Loan Credit Agreement) governing its senior secured term loan facility (the Term Loan Facility). The Fourth Amendment, among other things, (i) increased the available incremental amount to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00 and (ii) gave BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio. The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables.

The Term B-3 Loans outstanding under the Term Loan Facility mature on August 13, 2021. Mandatory quarterly payments of $3.0 million were payable as of the last day of each quarter, beginning with the quarter ended July 29, 2017. The Company elected to make a prepayment of $50.0 million on May 1, 2015, which offset the mandatory quarterly payments through May 1, 2021. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the partial extinguishment of debt of $0.6 million, representing the write off of $0.4 million and $0.2 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Operations.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At May 2, 2015, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

On August 13, 2014, BCFWC also entered into Amendment No. 1 (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The ABL Amendment, among other things, provided BCFWC and certain of its subsidiaries with additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement.

The ABL Line of Credit matures on August 13, 2019. The aggregate amount of commitments under the Amended ABL Credit Agreement is $600.0 million and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $900.0 million. Interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR is 1.25% - 1.50% (based on total commitments or borrowing base availability), and the fee on the average daily balance of unused loan commitments is 0.25%. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

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

At May 2, 2015, the Company had $382.6 million available under the Amended ABL Line of Credit and $180.0 million of outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 2, 2015 amounted to $181.8 million. Average borrowings during the three month period ended May 2, 2015 amounted to $113.3 million at an average interest rate of 1.6%. The Company had outstanding borrowings under the Amended ABL Line of Credit of $63.3 million as of January 31, 2015.

At May 3, 2014, the Company had $508.2 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 3, 2014 amounted to $75.0 million. Average borrowings during the three month period ended May 3, 2014 amounted to $8.9 million at an average interest rate of 1.9%.

3. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). Topic No. 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company’s only derivatives are interest rate cap contracts that are with separate counterparties and are under separate master netting agreements.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The Company financed the cost of these interest rate caps which will be amortized through the life of the interest rate cap.

On August 19, 2014, the Company entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 the Company terminated and sold the Previous Interest Rate Cap Contracts. The Company received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. At the time of termination and sale, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, the Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, the Company entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three month period ended May 2, 2015, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during the three month period ended May 2, 2015. Amounts reported in accumulated other comprehensive loss related to the New Interest Rate Cap Contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the three months ended May 2, 2015, the Company reclassified less than $0.1 million out of accumulated other comprehensive loss into interest expense. As of May 2, 2015, the Company estimates that approximately $0.5 million will be reclassified into interest expense during the next twelve months.

As of May 2, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Principal Amount	Interest Cap Rate	Effective Date	Maturity Date
Interest rate cap contracts	$500.0 million	1.0%	May 29, 2015	May 31, 2019
Interest rate cap contracts	$300.0 million	1.0%	May 29, 2015	May 31, 2019

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of May 2, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Aggregate Notional Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$900.0 million	7.0%	May 31, 2015

Tabular Disclosure

The tables below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	May 2, 2015		January 31, 2015		May 3, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$1,905	Other assets	$1,572	Other assets	$—

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other current assets	$—	Other current assets	$—	Other assets	$—

The table below presents the amounts of losses recognized in other comprehensive income net of taxes, and the classifications and amounts of losses reclassified into earnings of the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)				Component of Earnings
	Amount of Gain Recognized in Other Comprehensive Income Related to Derivatives		Amount of Loss Reclassified from Other Comprehensive Income into Earnings Related to Derivatives
Derivatives Designated as Hedging Instruments	Three Months Ended		Three Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015(a)	May 3, 2014
Interest rate cap contracts	$901	$—	$—	$—	Interest expense

(a)	Amount reclassified from other comprehensive income during the three months ended May 2, 2015 was less than $0.1 million.

The table below presents the classifications and amounts of losses recognized within our statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

	Location of Loss Recognized in Earnings Related to Derivatives	(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments		May 2, 2015	May 3, 2014
Interest rate cap contracts	Interest expense	$—	$1

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss for the related periods:

	(in thousands)
	Derivative Instruments	Total
Balance at January 31, 2015	$1,744	$1,744
Unrealized gains arising during the period, net of related tax expense of $0.6 million	(901)	(901)

Balance at May 2, 2015	$843	$843

During the three months ended May 2, 2015, the Company reclassified less than $0.1 million from accumulated other comprehensive income into earnings.

5. Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements” (Topic No. 820), which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of May 2, 2015, January 31, 2015 and May 3, 2014 included cash equivalents and interest rate cap contracts. The Company uses interest rate cap contracts to manage interest rate risk. The fair value of the Company’s interest rate cap contracts is determined using the market standard methodology of discounted future variable cash flows. The variable cash flows are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of May 2, 2015, January 31, 2015 and May 3, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 2, 2015	January 31, 2015	May 3, 2014
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,099	$28,094	$32,326
Level 2
Interest rate cap contracts(a)	$1,905	$1,572	$—

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets as of May 2, 2015 and January 31, 2015. Refer to Note 3, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap contracts.

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three months ended May 2, 2015, the Company recorded impairment charges of $1.7 million, primarily related to declines in revenues and operating results for two stores, which was recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Operations. One of the stores impaired during the three months ended May 2, 2015 was fully impaired and therefore had zero fair value as of May 2, 2015, and would be categorized as Level 3 in the fair value hierarchy described above. The table below sets forth, by level within the fair value hierarchy, the fair value of the remaining, partially-impaired store, subsequent to impairment charges as of May 2, 2015:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Leasehold improvements	$—	$—	$480	$480	$590
Furniture and fixtures	—	—	449	449	645
Other assets	—	—	246	246	320
Other property and equipment	—	—	134	134	160

Total	$—	$—	$1,309	$1,309	$1,715

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 2, 2015		January 31, 2015		May 3, 2014
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,111,977	$1,120,317	$1,161,541	$1,150,410	$—	$—
$1,000,000 senior secured term loan facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	—	—	—	825,369	830,871
$450,000 senior notes, 10%, redeemed in full on August 13, 2014	—	—	—	—	450,000	497,250
$350,000 senior notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	—	—	—	69,156	70,667
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019(a)	180,000	180,000	63,300	63,300	—	—

Total debt	$1,291,977	$1,300,317	$1,224,841	$1,213,710	$1,344,525	$1,398,788

(a)	To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates.
(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since May 2, 2015, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	May 2, 2015	January 31, 2015	May 3, 2014
Current deferred tax asset	$35,821	$37,229	$14,850
Non-current deferred tax liability	229,418	234,360	235,986

Net deferred tax liability	$193,597	$197,131	$221,136

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, “Interim Reporting,” and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of May 2, 2015 and May 3, 2014, the Company’s best estimate of its annual effective income tax rate was 38.6% and 41.0%, respectively (before discrete items). The decrease in our annual effective tax rate was primarily driven by state tax credits and larger pretax income.

As of May 2, 2015, January 31, 2015 and May 3, 2014, valuation allowances amounted to $6.2 million, $6.1 million and $5.7 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of May 2, 2015, the Company has $7.4 million of deferred tax assets recorded for state net operating losses of which $5.6 million will expire between 2015 and 2025.

In addition, management also determined that a full valuation allowance of $4.8 million, $4.5 million and $3.6 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the first quarter of Fiscal 2015, the Company acquired 6,319 shares of common stock from employees for $0.3 million (average of $52.30 per share) to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended
	May 2, 2015	May 3, 2014
Basic net income per share
Net income	$25,695	$11,774

Weighted average number of common shares – basic	74,982	73,646

Net income per common share – basic	$0.34	$0.16

Diluted net income per share
Net income	$25,695	$11,774

Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	74,982	73,646
Assumed exercise of stock options and vesting of restricted stock	1,519	1,823

Weighted average number of common shares – diluted	76,501	75,469

Net income per common share – diluted	$0.34	$0.16

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three month periods ended May 2, 2015 and May 3, 2014, since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of May 2, 2015, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Management Incentive Plan (the 2006 Plan) and 6,000,000 shares of common stock authorized for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans).

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the three month periods ended May 2, 2015 and May 3, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $52.02 to $52.75 per share and $27.40 to $29.86 per share, respectively. All service-based awards granted during the three month period ended May 2, 2015 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the Holdco Notes in February 2013, the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The modification did not affect the existing vesting schedules. The Company recorded $0.5 million of incremental compensation expense during the three month period ended May 2, 2015, of which $0.2 million will be paid in cash. During the three month period ended May 3, 2014, the Company recorded $0.8 million of incremental compensation expense, of which $0.2 million was paid in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations. As of May 2, 2015, the Company expects to recognize $1.7 million of incremental compensation expense to be recorded over the remaining vesting periods through the fiscal year ended February 3, 2018, of which $0.2 million will be paid in cash.

During the second quarter of Fiscal 2013, the Company made a special one-time grant of options to purchase shares of common stock under the 2006 Plan to certain members of its management team. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant.

With the exception of the special one-time grants made during Fiscal 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control as defined in the Stockholders Agreement. The vesting of special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	May 2, 2015	May 3, 2014
Restricted stock issuances (a)	$1,218	$69
Stock option grants (a)	561	713
Stock option modification (b)	340	585

Total (c)	$2,119	$1,367

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan which is included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.
(c)	For the three month periods ended May 2, 2015 and May 3, 2014, the tax benefit related to the Company’s non-cash stock compensation was approximately $0.8 million and $0.5 million, respectively.

As of May 2, 2015, the Company had 3,011,292 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan. As of May 2, 2015, no options were outstanding under the 2013 Plan.

Stock option transactions during the three month period ended May 2, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2015	3,218,845	$4.93
Options granted	342,518	52.02
Options exercised (a)	(297,589)	3.04
Options forfeited	(252,482)	3.00

Options outstanding, May 2, 2015	3,011,292	$10.63

(a)	Options exercised during the three months ended May 2, 2015 had a total intrinsic value of $16.7 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of May 2, 2015:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,646,878	7.83	$11.28	$107.8 million

The fair value of each stock option granted during the three month period ended May 2, 2015 was estimated using the Black Scholes option pricing using the following assumptions:

Three Months Ended May 2, 2015
Risk-fee interest rate	1.81%
Expected volatility	36.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$19.99

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month periods ended May 2, 2015 and May 3, 2014, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. All shares of restricted stock granted to date under the 2006 Plan are service-based awards that cliff vest at the end of the requisite service period that typically ranges from three to four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or the recipient resigns with good reason.

Award grant and vesting transactions during the three month period ended May 2, 2015 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 31, 2015	392,178	$38.56
Awards granted	153,320	51.85
Awards vested	(18,072)	27.50
Awards forfeited	(30,143)	7.44

Non-vested awards outstanding, May 2, 2015	497,283	$44.94

The fair value of each share of restricted stock granted during the three month period ended May 2, 2015 was based upon the closing price of the Company’s common stock on the date of grant.

10. Other Liabilities

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At May 2, 2015, January 31, 2015 and May 3, 2014, deferred lease incentives were $174.6 million, $176.3 million and $158.2 million, respectively.

11. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such accruals were $12.6 million, $12.9 million and $1.8 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the Song Beverly Credit Card Act of 1971, California Civil Code section 1747.08 for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law and set May 1, 2015 as the date for a conference to set a date for trial to determine the penalty to be assessed against the Company. This court stayed this conference date pending settlement discussions between the Company and plaintiffs.

Separately, on May 19, 2015, the First Appellate District, Division Three, of the California Court of Appeal handed down a decision in the case of Harrold v. Levi Strauss & Co., Supr. Ct. No. 26-60136, holding that a finding of liability under the Act does not occur when a retailer requests personal information after a credit card transaction has been completed. In light of this decision, the Company has suspended settlement discussions and has filed a motion in its Song Beverly cases, requesting the court to reverse its decision in favor of plaintiffs on the basis of the Harrold case. The Company’s motion has been scheduled for oral argument on August 7, 2015. The Company is unable to predict the outcome of this motion and, if applicable, the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material.

As the California Supreme Court has not weighed in on the state of the law in this area, uncertainty remains. The accrual for this matter is included in the $12.6 million legal accrual discussed above.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $214.7 million for the remainder of Fiscal 2015 and $299.2 million, $282.7 million, $255.6 million, $208.8 million and $905.0 million for the fiscal years ended January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020 and all subsequent years thereafter, respectively. Total future minimum lease payments include $68.3 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $260.6 million of minimum lease payments for 25 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $37.5 million, $48.1 million and $40.9 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively. Among these arrangements as of May 2, 2015, January 31, 2015 and May 3, 2014, the Company had letters of credit in the amount of $32.1 million, $33.4 million and $29.6 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $5.4 million, $14.7 million and $11.3 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $382.6 million, $386.9 million and $508.2 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

Purchase Commitments

The Company had $765.2 million of purchase commitments related to goods that were not received as of May 2, 2015.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

12. Related Parties

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

13. Subsequent Events

In June 2015, the Company’s Board of Directors approved a stock repurchase program that authorized the repurchase of up to $200.0 million of the Company’s common stock. The repurchase program will be funded using the Company’s available cash and is expected to be executed over the next 24 months. The Company is authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of the Company’s common stock under the program.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 31, 2015.

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

Executive Summary

Introduction and Overview of Operating Results for the Three Month Period Ended May 2, 2015

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 546 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended May 2, 2015 compared with the three month period ended May 3, 2014 include the following:

•	We generated total revenues of $1,190.9 million compared with $1,135.9 million.

•	Net sales increased $54.8 million to $1,183.1 million (inclusive of a 0.8% comparable store sales increase).

•	Gross margin as a percentage of net sales improved to 39.7% compared with 38.1% which was partially offset by an approximate 80 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales increased to 31.9% compared with 30.8%.

•	We earned net income of $25.7 million compared with $11.8 million.

•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $12.8 million to $31.4 million.

•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $9.1 million to $101.4 million.

Fiscal Year

Fiscal 2015 is defined as the 52 week year ending January 30, 2016. We define the 2014 fiscal year (Fiscal 2014) as the 52 week year ending January 31, 2015.

Store Openings, Closings, and Relocations

During the three month period ended May 2, 2015, we opened five new stores under the name “Burlington Stores” and closed one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. As part of our growth strategy, we continue to expect to open 25 net new stores during Fiscal 2015.

Hedging Transactions

On August 19, 2014, we entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 we received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. At the time of termination and sale, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, we will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, we entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. Refer to Note 3, “Derivative Instruments and Hedging Activities,” for further details.

Secondary Offerings

On April 7, 2015, we closed a secondary public offering of 12,490,154 shares of our common stock (the Secondary Offering). All of the shares sold in the Secondary Offering were offered by selling stockholders. We did not receive any of the proceeds from the Secondary Offering. We incurred $0.3 million in offering costs related to the Secondary Offering, which are included in the line item “Costs related to debt amendments, secondary offerings and other” on our Condensed Consolidated Statements of Operations.

Ongoing Initiatives for Fiscal 2015

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•	Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$75,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

•	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

•	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•	Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and housewares and décor for the home, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as bath and cosmetic merchandise.

Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•	Adhering to an Opportunistic Yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new stores annually and continue to do so for the foreseeable future.

•	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2014. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow our margins. We continue to explore the potential for modified store formats to provide incremental growth.

•	Enhancing the Store Experience Through Store Refreshes and Remodels. Since 2006, the majority of our stores are either new, refreshed, remodeled or relocated. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•	Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•	Enhance Purchasing Power. We believe that our growth and West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•	Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future.

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

Weather continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for Net Income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income does not reflect costs related to debt amendments or secondary offerings that were expensed during the fiscal periods;

•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income does not reflect losses on the extinguishment of debt;

•	Adjusted Net Income does not reflect impairment charges on long-lived assets;

•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges; and

•	Adjusted Net Income does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods.

During the three months ended May 2, 2015, Adjusted Net Income improved $12.8 million to $31.4 million. This improvement in Adjusted Net Income was driven by our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three month period ended May 2, 2015 compared with the three month period ended May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Reconciliation of net income to Adjusted Net Income:
Net income	$25,695	$11,774
Net favorable lease amortization(a)	6,057	6,571
Costs related to debt amendments, secondary offerings and other(b)	259	424
Stock option modification expense(c)	460	828
Loss on extinguishment of debt(d)	649	3,681
Impairment charges(e)	1,715	19
Advisory fees(f)	73	66
Tax effect(g)	(3,501)	(4,751)

Adjusted Net Income	$31,407	$18,612

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the acquisition of our indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC) on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction, and are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Operations.
(b)	Costs are primarily related to our secondary offerings during Fiscal 2015 and Fiscal 2014.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	For Fiscal 2015, amounts relate to the April 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.
(e)	Represents impairment charges on long-lived assets.
(f)	Amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect losses on the extinguishment of debt;

•	Adjusted EBITDA does not reflect costs related to debt amendments or secondary offerings that were expensed during the fiscal periods;

•	Adjusted EBITDA does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted EBITDA does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect impairment charges on long-lived assets;

•	Adjusted EBITDA does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges; and

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes.

During the three months ended May 2, 2015, Adjusted EBITDA improved $9.1 million to $101.4 million. This improvement was the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for the three month period ended May 2, 2015 compared with the three month period ended May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$25,695	$11,774
Interest expense	14,803	26,552
Interest income	(15)	(12)
Loss on extinguishment of debt(a)	649	3,681
Costs related to debt amendments, secondary offerings and other(b)	259	424
Stock option modification expense(c)	460	828
Advisory fees(d)	73	66
Depreciation and amortization	42,155	41,208
Impairment charges(e)	1,715	19
Tax expense	15,646	7,786

Adjusted EBITDA	$101,440	$92,326

(a)	For Fiscal 2015, amounts relate to the April 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.
(b)	Costs are primarily related to our secondary offerings during Fiscal 2015 and Fiscal 2014.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.
(e)	Represents impairment charges on long-lived assets.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three month period ended May 2, 2015, we experienced an increase in comparable store sales of 0.8%.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded by approximately 160 basis points during the three month period ended May 2, 2015 to 39.7% from 38.1% during the three month period ended May 3, 2014, primarily due to a reduction in markdowns. This improvement more than offset the an approximate 80 basis point increase in product sourcing costs which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

Inventory. Inventory at May 2, 2015 increased to $822.3 million compared with $707.6 million at May 3, 2014. This was primarily driven by an increase in our pack-and-hold inventory of approximately $71 million and our 23 net new stores opened since May 3, 2014. This increase was partially offset by a decrease in our comparable store inventory of approximately 11% as a result of our ongoing initiative to reduce inventory levels, and increase inventory turnover.

Inventory at January 31, 2015 was $788.7 million. The increase in inventory from January 31, 2015 was primarily driven by the seasonality of our business, our new and non-comp stores and an increase in our pack-and-hold inventory of approximately $5 million.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. Our comparable store inventory turnover improved by approximately 18% for the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.6% and 8.7% for the three month periods ended May 2, 2015 and May 3, 2014, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $9.4 million during the three month period ended May 2, 2015 resulting in a cash and cash equivalent balance of $34.7 million compared with a decrease in cash and cash equivalents of $63.5 million during the three month period ended May 3, 2014. The increase in cash flows was driven by the net change in our debt obligations, primarily related to net borrowings on our ABL Line of Credit, and our improved operating results. These increases were partially offset by changes in our inventories as noted above and lower interest and income tax payments during the three months ended May 2, 2015. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at May 2, 2015 was $134.1 million compared with $92.7 million at May 3, 2014. The change in our working capital from May 3, 2014 was primarily attributable to an increase in our inventories as noted above, partially offset by an increase in accounts payable resulting from the timing of our inventory purchases and our 23 net new stores that opened since May 3, 2014. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended May 2, 2015 and May 3, 2014.

	Percentage of Net Sales
	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Other revenue	0.7	0.7

Total revenue	100.7	100.7
Cost of sales	60.3	61.9
Selling, general and administrative expenses	31.9	30.8
Costs related to debt amendments, secondary offerings and other	—	—
Stock option modification expense	—	0.1
Depreciation and amortization	3.6	3.7
Impairment charges – long-lived assets	0.1	—
Other (income) expense, net	(0.1)	(0.2)
Loss on extinguishment of debt	0.1	0.3
Interest expense	1.3	2.4

Total expense	97.2	99.0

Income before income tax expense	3.5	1.7
Income tax expense	1.3	0.7

Net income	2.2%	1.0%

Three Month Period Ended May 2, 2015 Compared With the Three Month Period Ended May 3, 2014

Net sales

We experienced an increase in net sales for the first quarter of Fiscal 2015 of $54.8 million, or 4.9%, to $1,183.1 million. This increase was primarily attributable to the following:

•	an increase in net sales of $49.2 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; and

•	an increase in comparable store sales of $9.0 million, or 0.8%, to $1,132.2 million; partially offset by

•	a $3.4 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. This increase was partially offset by the timing of IRS tax refunds which accelerated sales from February into January, lower markdown sales as a result of ending Fiscal 2014 with a lower amount of markdown inventory, increased store closure days due to inclement weather and receipt flow issues in three key Easter businesses.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 160 basis points during the first quarter of Fiscal 2015, primarily driven by a reduction in markdowns. This improvement was partially offset by an approximate 80 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $14.5 million, or 2.1%, for the first quarter of Fiscal 2015, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 110 basis points for the first quarter of Fiscal 2015 driven by increases in our product sourcing costs, stock compensation and severance expense as well as a deleverage of our occupancy costs. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Three Months Ended
	May 2, 2015	Percentage of Net Sales	May 3, 2014	Percentage of Net Sales	$ Variance	% Change
Store related costs	$250.5	21.2%	$237.0	21.0%	$13.5	5.7%
Product sourcing costs	54.4	4.6	43.3	3.8	11.1	25.6
Corporate costs	38.1	3.2	34.1	3.0	4.0	11.7
Marketing and strategy costs	21.8	1.8	20.1	1.8	1.7	8.5
Other selling, general and administrative expenses	12.9	1.1	12.5	1.2	0.4	3.2

Selling, general and administrative expenses	$377.7	31.9%	$347.0	30.8%	$30.7	8.8%

Store related costs as a percentage of net sales increased approximately 20 basis points during the first quarter of Fiscal 2015, driven by an increase in occupancy and other store-related costs, inclusive of incentive compensation and other payroll-related benefits, of approximately 30 basis points. This increase was partially offset by the improved leverage of store payroll of approximately 10 basis points.

On a dollar basis, the $13.5 million increase in store related costs was primarily driven by our 23 net new stores that have opened since May 3, 2014 as well as stores that opened during the first quarter of Fiscal 2014 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 80 basis points during the first quarter of Fiscal 2015, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs of approximately $11.0 million.

Corporate costs as a percentage of net sales increased approximately 20 basis points during the first quarter of Fiscal 2015 driven by an increase in our stock compensation of approximately 10 basis points, or $1.0 million on a dollar basis and an increase in severance expense of approximately 10 basis points, or $1.7 million on a dollar basis.

Costs related to debt amendments, secondary offerings and other

During the three month periods ended May 2, 2015 and May 3, 2014, costs related to debt amendments, secondary offerings and other totaled $0.3 million and $0.4 million, respectively, driven by our secondary offerings. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Stock option modification expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary through the fiscal year ended February 3, 2018. During the first quarter of Fiscal 2015, we recorded $0.2 million of expense related to these payments. We expect to recognize the remaining expense of $0.1 million during the remainder of Fiscal 2015 and $0.1 million and less than $0.1 million for the fiscal years ended January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplated fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary through the fiscal year ended February 3, 2018. During the first quarter of Fiscal 2015, we recognized $0.3 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $0.8 million during the remainder of Fiscal 2015 and $0.5 million and $0.2 million during the fiscal years ended January 28, 2017 and February 3, 2018, respectively.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $42.2 million during the first quarter of Fiscal 2015 compared with $41.2 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 23 net new stores opened since May 3, 2014 and our new corporate headquarters.

Loss on extinguishment of debt

During the first quarter of Fiscal 2015, we recorded a loss on extinguishment of debt of $0.6 million as a result of the April 2015 prepayment on our Term Loan Facility. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details on our refinancing transaction.

During the first quarter of Fiscal 2014, we recorded a loss on the extinguishment of debt of $3.7 million, primarily related to the $58.0 million prepayment of our Holdco Notes in April 2014.

Interest expense

Interest expense decreased $11.7 million to $14.8 million, primarily driven by our August 2014 debt refinancing where we replaced our higher-interest rate 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes) and $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) with lower-interest rate Term B-3 Loans and our principal repayments during Fiscal 2014. The decrease in our interest expense was driven by the following:

•	a decrease of $11.3 million of interest expense related to our Senior Notes as a result of the $450.0 million principal payment in August 2014;

•	a decrease of $2.6 million of interest expense related to our Holdco Notes as a result of the $58.0 million and $70.2 million principal payments in April 2014 and August 2014, respectively; and

•	a decrease of $1.5 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes, Senior Notes and Term Loan Facility mentioned above; partially offset by

•	an increase of $3.3 million related to our Term Loan Facility as a result of August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the first quarter of Fiscal 2015 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	May 2, 2015	May 3, 2014
Average interest rate – ABL Line of Credit	1.6%	1.9%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$113.3 million	$8.9 million
Average balance – Term Loan Facility	$1,166.5 million	$834.4 million

Income tax expense

Income tax expense was $15.6 million and $7.8 million during the first quarters of Fiscal 2015 and Fiscal 2014, respectively. The effective tax rates for the first quarters of Fiscal 2015 and Fiscal 2014 were 37.8% and 39.8%, respectively. The decrease in the effective tax rate for the first quarter of Fiscal 2015 was primarily driven by the benefit of state credits related to our new corporate headquarters as well as 2014 federal hiring credits recorded during the first quarter of Fiscal 2015 resulting from the issuance of a special IRS relief notice.

In accordance with ASC Topic No. 270, “Interim Reporting,” and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2015, resulting in the annual effective income tax rate of 38.6% (before discrete items) being our best estimate. Our best estimate of the projected annual effective income tax rate for the first quarter of Fiscal 2014 was 41.0% (before discrete items). The decrease in the effective tax rate for the first quarter of Fiscal 2015 was primarily driven by the discrete adjustments relating to the 2014 federal hiring credits noted above. In addition, the effective tax rate for the first quarter of Fiscal 2014 was impacted by discrete adjustments that decreased the tax expense by $0.2 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the expiration of statute of limitations, partially offset by an increase in deferred tax liabilities due to changes in state tax rates and apportionment.

Net income

We earned net income of $25.7 million for the first quarter of Fiscal 2015 compared $11.8 million for the comparative quarter. The increase in our net income was primarily driven by our improved gross margin and lower interest expense, partially offset by increased selling, general and administrative expenses.

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

Cash Flow for the Three Months ended May 2, 2015 Compared with the Three Months ended May 3, 2014

We generated $9.4 million of cash flow during the three months ended May 2, 2015 compared with a use of $63.5 million during the comparative period.

Net cash used in operating activities amounted to $21.9 million during the first three months of Fiscal 2015 compared to cash provided by operating activities of $43.5 million during the first three months of Fiscal 2014. The change in our operating cash flow was primarily driven by increases in our inventories, as noted above in the section entitled, “Key Performance Measures,” and accounts payable resulting from the timing of our inventory purchases and our 23 net new stores opened since May 3, 2014.

Net cash used in investing activities was $43.0 million and $45.9 million during the first three months of Fiscal 2015 and Fiscal 2014, respectively. This decrease was primarily the result of reduced capital expenditures on our new corporate headquarters, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash provided by financing activities was $74.2 million during the first three months of Fiscal 2015 compared with cash used in financing activities of $61.1 million during the first three months of Fiscal 2014. This increase in cash was primarily related to the following:

•	a $116.7 million increase related to net proceeds on our ABL Line of Credit ($116.7 million net proceeds during the first three months of Fiscal 2015 compared with borrowings equaling repayments during the first three months of Fiscal 2014); and

•	a $58.0 million increase related to repayments on our Holdco Notes (zero repayments during the first three months of Fiscal 2015 compared with $58.0 million increase related to net repayments during the three months ended May 3, 2014);

•	a $2.8 million increase related to the purchase of treasury shares ($0.3 million during the first three months of Fiscal 2015 compared with $3.1 million during the first three months of Fiscal 2014);

•	a $2.7 million increase in the excess tax benefit from stock based compensation; and

•	a $1.2 million increase related to proceeds from the sale of interest rate cap contracts; partially offset by

•	a $46.0 million decrease related to net borrowings on our Term Loan Facility ($50.0 million repayments during the three months ended May 2, 2015 compared with $4.0 million repayments during the three months ended May 3, 2014);

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at May 2, 2015 increased $41.4 million to $134.1 million compared with $92.7 million at May 3, 2014, primarily driven by an increase in our inventories as noted above in the section entitled, “Key Performance Measures.” Partially offsetting the increase in inventories was an increase in our accounts payable resulting from the timing of our inventory purchases and our 23 net new stores that opened since May 3, 2014. Working capital at January 31, 2015 was $26.6 million.

Capital Expenditures

For the first three months of Fiscal 2015, cash spend for capital expenditures, net of $11.3 million of landlord allowances, amounted to $31.8 million. We estimate that we will spend $150 million to $160 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2015, including approximately $70 million, net of the landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures), approximately $50 million to support our supply chain initiatives and approximately $12 million to renovate our previous corporate headquarters as part of the build-out of our corporate campus. We expect to use the remaining capital to support information technology and other initiatives.

Share Repurchase Program

On June 9, 2015, we announced that our Board of Directors has authorized us to repurchase up to $200.0 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed over the next 24 months. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

Dividends

We currently do, and intend to continue to, retain all available funds and any future earnings to fund the development and growth of our business, repurchase up to $200.0 million of our common stock over the next 24 months and pay down debt as appropriate. Therefore, at this time, we do not anticipate paying cash dividends in the near term. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Operational Growth

As of May 2, 2015, we operated 546 stores primarily under the name “Burlington Stores.” During the three months ended May 2, 2015, we opened five new Burlington Stores and closed one Burlington Store. As part of our growth strategy, we continue to expect to open 25 net new stores during Fiscal 2015.

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

Debt

As of May 2, 2015, our obligations include $1,112.0 million, inclusive of original issue discount, under our Term Loan Facility and $180.0 million under our ABL Line of Credit.

Term Loan Facility

We elected to make a prepayment of $50.0 million on our Term Loan Facility on May 1, 2015, which offset the mandatory quarterly payments through May 1, 2021. As a result of this transaction, we recognized a non-cash loss on the partial extinguishment of debt of $0.6 million, representing the write off of $0.4 million and $0.2 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations.

At May 2, 2015, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

During the three months ended May 2, 2015, we made net borrowings on our ABL Line of Credit of $116.7 million to make our $50.0 million prepayment on our Term Loan Facility, as noted above, and for general working capital requirements.

At May 2, 2015, we had $382.6 million available under the Amended ABL Line of Credit and $180.0 million of outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 2, 2015 amounted to $181.8 million. Average borrowings during the three month period ended May 2, 2015 amounted to $113.3 million at an average interest rate of 1.6%.

Certain Information Concerning Contractual Obligations

The Company had $765.2 million of purchase commitments related to goods that were not received as of May 2, 2015. There were no other significant changes regarding our obligations to make future payments under current contracts since January 31, 2015.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 2 to our Condensed Consolidated Financial Statements, “Long Term Debt.”

We manage our interest rate risk through the use of interest rate cap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On April 24, 2015 we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts have an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, are effective May 29, 2015 and mature on May 31, 2019. In addition, we have two interest rate cap contracts which limit our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations through May 31, 2015. Currently, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the amounts limited in our interest rate cap contracts.

At May 2, 2015, we had $1,297.0 million of floating-rate debt, exclusive of original issue discount. Based on $1,297.0 million outstanding as floating-rate debt, a one percentage point increase as of June 1, 2015 (after our 1.0% interest rate cap contracts become effective and after the expiration of our 7.0% interest rate caps), would cause an increase to cash interest expense of $5.0 million per year, resulting in $5.0 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of June 1, 2015, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at May 2, 2015	Additional Interest Expense Q2 2015	Additional Interest Expense Q3 2015	Additional Interest Expense Q4 2015	Additional Interest Expense Q1 2016
Term Loan Facility (a)	$1,117.0	$793	$793	$793	$793
ABL Line of Credit	180.0	450	450	450	450

	$1,297.0	$1,243	$1,243	$1,243	$1,243

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive original issue discount.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 2, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2015.

During the quarter ended May 2, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the Song Beverly Credit Card Act of 1971, California Civil Code section 1747.08, for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law and set May 1, 2015 as the date for a conference to set a date for trial to determine the penalty to be assessed against the Company. This court stayed this conference date pending settlement discussions between the Company and plaintiffs.

Separately, on May 19, 2015, the First Appellate District, Division Three, of the California Court of Appeal handed down a decision in the case of Harrold v. Levi Strauss & Co., Supr. Ct. No. 26-60136, holding that a finding of liability under the Act does not occur when a retailer requests personal information after a credit card transaction has been completed. In light of this decision, the Company has suspended settlement discussions and has filed a motion in its Song Beverly cases, requesting the court to reverse its decision in favor of plaintiffs on the basis of the Harrold case. The Company’s motion has been scheduled for oral argument on August 7, 2015. The Company is unable to predict the outcome of this motion and, if applicable, the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material.

As the California Supreme Court has not weighed in on the state of the law in this area, uncertainty remains.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 2, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 through February 28, 2015	—	$—	*	*
March 1, 2015 through April 4, 2015	257	58.98	*	*
April 5, 2015 through May 2, 2015	6,062	52.02	*	*

Total	6,319		*	*

*	These amounts are not applicable as we did not have a share repurchase program in effect during the fiscal quarter ended May 2, 2015. In June 2015, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $200.0 million of our common stock. The share repurchase program will be funded using the Company’s available cash and is expected to be executed over the next 24 months. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”
(1)	Common stock purchased during the three fiscal months ended May 2, 2015 represents shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.

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

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Executive Vice President—Chief Financial Officer (Principal Financial Officer)

Date: June 9, 2015

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