Form 10-Q
period 2015-08-01
Burlington Stores, Inc.
filed 2015-08-31
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

The number of shares of registrant’s common stock outstanding as of August 21, 2015: 75,362,079.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 1,	January 31,	August 2,
	2015	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$27,231	$25,349	$29,291
Restricted cash and cash equivalents	27,800	27,800	32,100
Accounts receivable—net of allowance for doubtful accounts	38,979	49,716	43,678
Merchandise inventories	802,341	788,708	711,510
Deferred tax assets	34,446	37,229	14,172
Prepaid and other current assets	106,226	58,681	107,822
Total Current Assets	1,037,023	987,483	938,573
Property and equipment—net of accumulated depreciation and amortization	986,395	970,419	932,566
Tradenames	238,000	238,000	238,000
Favorable leases—net of accumulated amortization	254,250	266,397	279,349
Goodwill	47,064	47,064	47,064
Other assets	110,892	115,206	119,750
Total Assets	$2,673,624	$2,624,569	$2,555,302
LIABILITIES AND STOCKHOLDERS' DEFECIT
Current Liabilities:
Accounts payable	$590,498	$621,682	$564,531
Other current liabilities	278,593	310,268	270,475
Current maturities of long term debt	1,340	1,167	1,250
Total Current Liabilities	870,431	933,117	836,256
Long term debt	1,349,950	1,249,276	1,371,819
Other liabilities	270,575	273,767	258,241
Deferred tax liabilities	223,305	234,360	229,132
Commitments and contingencies (Notes 2, 9, 10, and 11)
Stockholders’ Deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding at August 1, 2015, January 31, 2015 and August 2, 2014	—	—	—
Common stock, $0.0001 par value: authorized: 500,000,000 shares at August 1, 2015, January 31, 2015 and August 2, 2014;
Issued: 76,491,839 shares at August 1, 2015, 75,925,507 shares at January 31, 2015 and 74,809,682 shares at August 2, 2014
Outstanding: 75,362,744 shares at August 1, 2015, 75,254,682 shares at January 31, 2015 and 74,158,072 shares at August 2, 2014	7	7	7
Additional paid-in-capital	1,385,804	1,370,498	1,354,363
Accumulated deficit	(1,389,860)	(1,426,454)	(1,487,105)
Accumulated other comprehensive loss	(2,541)	(1,744)	—
Treasury stock, at cost	(34,047)	(8,258)	(7,411)
Total Stockholders' Deficit	(40,637)	(65,951)	(140,146)
Total Liabilities and Stockholders' Deficit	$2,673,624	$2,624,569	$2,555,302

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
REVENUES:
Net sales	$1,144,218	$1,043,581	$2,327,276	$2,171,850
Other revenue	7,355	7,545	15,215	15,134
Total Revenue	1,151,573	1,051,126	2,342,491	2,186,984
COSTS AND EXPENSES:
Cost of sales	695,915	645,027	1,408,845	1,343,488
Selling, general and administrative expenses	381,606	350,026	759,285	697,047
Costs related to debt amendments, secondary offerings and other	(12)	917	247	1,341
Stock option modification expense	335	963	795	1,791
Depreciation and amortization	41,746	40,549	83,901	81,757
Impairment charges-long-lived assets	188	829	1,903	848
Other income—net	(1,389)	(1,968)	(2,462)	(3,864)
Loss on extinguishment of debt	—	—	649	3,681
Interest expense (inclusive of gain (loss) on interest rate cap agreements)	14,598	25,546	29,401	52,098
Total Cost and Expenses	1,132,987	1,061,889	2,282,564	2,178,187
Income (Loss) Before Income Tax Expense (Benefit)	18,586	(10,763)	59,927	8,797
Income tax expense (benefit)	7,686	(4,293)	23,332	3,493
Net Income (Loss)	$10,900	$(6,470)	$36,595	$5,304

Net income (loss) per common share:
Common stock - basic	$0.14	$(0.09)	$0.49	$0.07
Common stock - diluted	$0.14	$(0.09)	$0.48	$0.07
Weighted average number of common shares:
Common stock - basic	75,181	73,966	75,081	73,806
Common stock - diluted	76,511	73,966	76,506	75,585

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net income (loss)	$10,900	$(6,470)	$36,595	$5,304
Other comprehensive (loss), net of tax:
Interest rate cap contracts:
Unrealized losses, net of related tax benefit of $1.1 million and $0.5 million for the three and six months ended August 1, 2015	(1,722)	—	(821)	—
Amount reclassified into earnings, net of related taxes of less than $0.1 million for the three and six months ended August 1, 2015	24	—	24	—
Other comprehensive (loss), net of tax:	(1,698)	—	(797)	—
Total Comprehensive Income (Loss)	$9,202	$(6,470)	$35,798	$5,304

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 1,	August 2,
	2015	2014
OPERATING ACTIVITIES
Net income	$36,595	$5,304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	83,901	81,757
Impairment charges—long-lived assets	1,903	848
Amortization of deferred financing costs	1,452	4,384
Accretion of long-term debt instruments	410	1,100
Deferred income tax (benefit)	(7,740)	(14,273)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	649	2,521
Non-cash stock compensation expense	5,258	3,152
Non-cash rent expense	(12,182)	(10,122)
Deferred rent incentives	16,936	13,807
Excess tax benefit from stock based compensation	(8,386)	(4,023)
Changes in assets and liabilities:
Accounts receivable	1,902	(8,266)
Merchandise inventories	(13,633)	8,541
Prepaid and other current assets	(47,546)	(24,811)
Accounts payable	(31,184)	21,544
Other current liabilities	(30,564)	(32,076)
Other long term assets and long term liabilities	512	1,846
Other	1,011	346
Net Cash (Used in) Provided by Operating Activities	(706)	51,579
INVESTING ACTIVITIES
Cash paid for property and equipment	(81,935)	(94,569)
Proceeds from sale of property and equipment and assets held for sale	136	136
Net Cash Used in Investing Activities	(81,799)	(94,433)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	797,800	275,000
Principal payments on long term debt—ABL Line of Credit	(647,400)	(275,000)
Principal payments on long term debt—Term B-3 Loans	(50,000)	—
Principal payments on long term debt—Term B-2 Loans	—	(3,955)
Principal payments on long term debt—Holdco Notes	—	(58,000)
Proceeds from sale of interest rate cap contracts	1,169	—
Repayment of capital lease obligations	(597)	(486)
Purchase of treasury shares	(25,782)	(3,086)
Proceeds from stock option exercises	1,492	929
Excess tax benefit from stock based compensation	8,386	4,023
Deferred financing costs	(1,090)	(264)
Other	409	—
Net Cash Provided by (Used in) Financing Activities	84,387	(60,839)
Increase (decrease) in cash and cash equivalents	1,882	(103,693)
Cash and cash equivalents at beginning of period	25,349	132,984
Cash and cash equivalents at end of period	$27,231	$29,291
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,022	$49,528
Income tax payments - net	$54,023	$73,177
Non-Cash Investing Activities:
Accrued purchases of property and equipment	$28,664	$25,082
Acquisition of capital lease	$—	$5,302

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2015

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 1, 2015, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 546 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (Fiscal 2014 10-K). The balance sheet at January 31, 2015 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2014 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 1, 2015 are not necessarily indicative of results for the fiscal year ending January 30, 2016 (Fiscal 2015).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2014 10-K, “Summary of Significant Accounting Policies.”

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The effective date of this ASU for the Company is February 4, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s Consolidated Financial Statements.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six month periods ended August 1, 2015, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 1, 2015 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Secondary Offering

On April 7, 2015, the Company closed a secondary public offering of 12,490,154 shares of its common stock (the Secondary Offering). All of the shares sold in the Secondary Offering were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offering. The Company incurred $0.2 million in offering costs related to the Secondary Offering, which are included in the line item “Costs related to debt amendments, secondary offerings and other” on the Company’s Condensed Consolidated Statements of Operations.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 1,	January 31,	August 2,
	2015	2015	2014
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,176	$1,161,541	$—
$1,000,000 senior secured term loan facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	—	825,828
$450,000 senior notes, 10%, redeemed in full on August 13, 2014	—	—	450,000
$350,000 senior notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	—	69,226
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019	213,700	63,300	—
Capital lease obligations	25,414	25,602	28,015
Total debt	1,351,290	1,250,443	1,373,069
Less: current maturities	(1,340)	(1,167)	(1,250)
Long term debt, net of current maturities	$1,349,950	$1,249,276	$1,371,819

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

The Term B-3 Loans outstanding under the Term Loan Facility mature on August 13, 2021. Mandatory quarterly payments of $3.0 million were payable as of the last day of each quarter, beginning with the quarter ended July 29, 2017. The Company elected to make a prepayment of $50.0 million on May 1, 2015, which offset the mandatory quarterly payments through May 1, 2021. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the partial extinguishment of debt of $0.6 million, representing the write-off of $0.4 million and $0.2 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Operations.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At August 1, 2015, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

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

At August 1, 2015, the Company had $329.6 million available under the Amended ABL Line of Credit and $213.7 million of outstanding borrowings. The maximum borrowings under the facility during the three and six month periods ended August 1, 2015 amounted to $280.0 million. Average borrowings during the three and six month periods ended August 1, 2015 amounted to $215.5 million and $164.4 million, respectively, at average interest rates of 1.5% and 1.6%, respectively. The Company had outstanding borrowings under the Amended ABL Line of Credit of $63.3 million as of January 31, 2015.

At August 2, 2014, the Company had $447.6 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three and six month periods ended August 2, 2014 amounted to $60.0 million and $75.0 million, respectively. Average borrowings during the three and six month periods ended August 2, 2014 amounted to $15.9 million and $12.4 million, respectively at average interest rates of 1.9%.

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

The Company uses interest rate cap contracts to manage interest rate risk. The fair value of the Company’s interest rate cap contracts is determined using the market standard methodology of discounted future variable cash flows. The variable cash flows are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC Topic No. 820, “Fair Value Measurements” (Topic No. 820), credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of August 1, 2015, January 31,

2015 and August 2, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

On August 19, 2014, the Company entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 the Company terminated and sold the Previous Interest Rate Cap Contracts. The Company received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. As a result of these transactions, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, the Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, the Company entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. The Company financed the cost of the New Interest Rate Cap Contracts, which will be amortized through the life of the caps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six month period ended August 1, 2015, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during the three or six month periods ended August 1, 2015. Amounts reported in accumulated other comprehensive loss related to the New Interest Rate Cap Contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the three and six month periods ended August 1, 2015, the Company reclassified less than $0.1 million out of accumulated other comprehensive loss into interest expense. As of August 1, 2015, the Company estimates that approximately $0.9 million will be reclassified into interest expense during the next twelve months.

As of August 1, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Principal Amount	Interest Cap Rate	Effective Date	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 29, 2015	May 31, 2019

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company had two interest rate cap contracts which limited our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations that expired on May 31, 2015.  As of August 1, 2015, the Company no longer has any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Tabular Disclosure

The tables below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	August 1, 2015		January 31, 2015		August 2, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$101	Other assets	$1,572	Other assets	$—

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	August 1, 2015		January 31, 2015		August 2, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$110	Other liabilities	$—	Other liabilities	$—

The tables below present the amounts of losses recognized in other comprehensive loss net of taxes, and the classifications and amounts of losses reclassified into earnings of the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Amount of Losses Recognized in Other Comprehensive Loss Related to Derivatives
Derivatives Designated as	Three Months Ended		Six Months Ended
Hedging Instruments	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest rate cap contracts	$(1,722)	$—	$(821)	$—

	(in thousands)
	Amount of Loss Reclassified from Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as	Three Months Ended		Six Months Ended		Component of
Hedging Instruments	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	Earnings
Interest rate cap contracts	$24	$—	$24	$—	Interest expense

The table below presents the classifications and amounts of losses recognized within our statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

		(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
	Location of Loss Recognized in Earnings	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Related to Derivatives	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest rate cap contracts	Interest expense	$—	$—	$—	$1

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

	(in thousands)
	Derivative Instruments	Total
Balance at January 31, 2015	$1,744	$1,744
Unrealized losses arising during the period, net of related tax benefit of $0.5 million for the six months ended August 1, 2015	821	821
Amount reclassified into earnings, net of related taxes of less than $0.1 million for the six months ended August 1, 2015	(24)	(24)
Balance at August 1, 2015	$2,541	$2,541

5. Fair Value Measurements

The Company accounts for fair value measurements in accordance with Topic No. 820, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of August 1, 2015, January 31, 2015 and August 2, 2014 included cash equivalents and interest rate cap contracts. Refer to Note 3, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap contracts.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 1,	January 31,	August 2,
	2015	2015	2014
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,104	$28,094	$32,338

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the six month period ended August 1, 2015, the Company recorded impairment charges of $1.7 million, primarily related to declines in revenues and operating results for two stores, which was recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Operations. During the three and six month periods ended August 1, 2015, the Company also recorded impairment charges for capital expenditures for previously impaired stores of approximately $0.2 million.  One of the stores impaired during the six month period ended August 1, 2015 was fully impaired and therefore had zero fair value as of August 1, 2015, and would be categorized as Level 3 in the fair value hierarchy described above. The table below sets forth, by level within the fair value hierarchy, the fair value of the remaining, partially-impaired store, subsequent to impairment charges as of August 1, 2015:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Leasehold improvements	$—	$—	$396	$396	$766
Building/Building Improvements	—	—	—	—	12
Furniture and fixtures	—	—	343	343	645
Other assets	—	—	242	242	320
Other property and equipment	—	—	21	21	160
Total	$—	$—	$1,002	$1,002	$1,903

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 1, 2015		January 31, 2015		August 2, 2014
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,176	$1,114,011	$1,161,541	$1,150,410	$—	$—
$1,000,000 senior secured term loan facility (Term B-2 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on August 13, 2014	—	—	—	—	825,828	822,029
$450,000 senior notes, 10%, redeemed in full on August 13, 2014	—	—	—	—	450,000	490,793
$350,000 senior notes, 9% / 9.75%, redeemed in full on August 13, 2014	—	—	—	—	69,226	70,437
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019(a)	213,700	213,700	63,300	63,300	—	—
Total debt	$1,325,876	$1,327,711	$1,224,841	$1,213,710	$1,345,054	$1,383,259

(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates due to its short term nature (borrowings are typically done in 30 day increments).

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since August 1, 2015, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	August 1,	January 31,	August 2,
	2015	2015	2014
Current deferred tax asset	$34,446	$37,229	$14,172
Non-current deferred tax liability	223,305	234,360	229,132
Net deferred tax liability	$188,859	$197,131	$214,960

Current deferred tax assets consisted primarily of certain operating costs and inventory-related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

As of August 1, 2015, January 31, 2015 and August 2, 2014, valuation allowances amounted to $6.2 million, $6.1 million and $5.7 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of August 1, 2015, the Company has $7.4 million of deferred tax assets recorded for state net operating losses of which $5.6 million will expire between 2015 and 2025.

In addition, management also determined that a full valuation allowance of $5.1 million, $4.5 million and $3.8 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended August 1, 2015, the Company acquired 8,270 shares of common stock from employees for $0.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Share Repurchase Program

On June 9, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of its common stock. The repurchase program will be funded using the Company’s available cash and is expected to be executed through June 2017. The Company is authorized to repurchase shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

During the second quarter of Fiscal 2015, the Company repurchased 450,000 shares of its common stock for $25.4 million under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheet.  As of August 1, 2015, the Company had $174.6 million available for purchase under its share repurchase program.

8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Dilutive net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Basic net income (loss) per share
Net income (loss)	$10,900	$(6,470)	$36,595	$5,304
Weighted average number of common shares – basic	75,181	73,966	75,081	73,806
Net income (loss) per common share – basic	$0.14	$(0.09)	$0.49	$0.07
Diluted net income (loss) per share
Net income (loss)	$10,900	$(6,470)	$36,595	$5,304
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	75,181	73,966	75,081	73,806
Assumed exercise of stock options and vesting of restricted stock	1,330	—	1,425	1,779
Weighted average number of common shares – diluted	76,511	73,966	76,506	75,585
Net income (loss) per common share – diluted	$0.14	$(0.09)	$0.48	$0.07

Approximately 121,000 and less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income (loss) per share for the three and six month periods ended August 1, 2015, respectively, since their effect was anti-dilutive.

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income (loss) per share for the six month period ended August 2, 2014, since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of August 1, 2015, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Management Incentive Plan (the 2006 Plan) and 6,000,000 shares of common stock authorized for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans).

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the six month period ended August 1, 2015 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $51.81 to $55.75 per share.   Options granted during the six month period ended August 2, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $27.40 to $31.81 per share. All service-based awards granted during the six month period ended August 1, 2015 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the Holdco Notes in February 2013, the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The modification did not affect the existing vesting schedules. The Company recorded $0.3 million and $0.8 million of incremental compensation expense during the three and six month periods ended August 1, 2015, respectively, of which less than $0.1 million and $0.2 million, respectively, will be paid in cash. The Company recorded $1.0 million and $1.8 million of incremental compensation expense during the three and six month periods ended August 2, 2014, respectively, of which $0.2 million and $0.4 million, respectively, was paid in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations. As of August 1, 2015, the Company expects to recognize $1.3 million of incremental compensation expense to be recorded over the remaining vesting periods through the fiscal year ended February 3, 2018, of which $0.2 million will be paid in cash.

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

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
Type of Non-Cash Stock Compensation	2015	2014	2015	2014
Restricted stock issuances (a)	$1,733	$212	$2,951	$281
Stock option grants (a)	1,104	758	1,665	1,471
Stock option modification (b)	302	815	642	1,400
Total (c)	$3,139	$1,785	$5,258	$3,152

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan which is included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.

(c)

For the three and six month periods ended August 1, 2015, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.3 million and $2.0 million, respectively.  For the three and six month periods ended August 2, 2014, the tax benefit related to the Company’s non-cash stock compensation was approximately $0.7 million and $1.3 million, respectively.

As of August 1, 2015, the Company had 2,930,881 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan. As of August 1, 2015, no options were outstanding under the 2013 Plan.

Stock option transactions during the six month period ended August 1, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2015	3,218,845	$4.93
Options granted	408,094	52.30
Options exercised (a)	(433,747)	3.46
Options forfeited	(262,311)	4.30
Options outstanding, August 1, 2015	2,930,881	$11.80

(a)	Options exercised during the six month period ended August 1, 2015 had a total intrinsic value of $23.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of August 1, 2015:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,534,290	7.60	$11.44	$ 110.5 million

The fair value of each stock option granted during the six month period ended August 1, 2015 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
August 1,
2015
Risk-fee interest rate	1.81%
Expected volatility	36.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$19.99

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended August 1, 2015 and August 2, 2014, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

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

Restricted stock transactions during the six month period ended August 1, 2015 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 31, 2015	392,178	$38.56
Awards granted	170,986	52.06
Awards vested	(23,542)	27.79
Awards forfeited	(38,401)	13.48
Non-vested awards outstanding, August 1, 2015	501,221	$45.57

The fair value of each share of restricted stock granted during the six month period ended August 1, 2015 was based upon the closing price of the Company’s common stock on the date of grant.

10. Other Liabilities

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At August 1, 2015, January 31, 2015 and August 2, 2014, deferred lease incentives were $170.4 million, $176.3 million and $158.8 million, respectively.

11. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such accruals were $14.7 million, $12.9 million and $3.6 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

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

Separately, on May 19, 2015, the First Appellate District, Division Three, of the California Court of Appeal handed down a decision in the case of Harrold v. Levi Strauss & Co., Supr. Ct. No. 26-60136, holding that a finding of liability under the Act does not occur when a retailer requests personal information after a credit card transaction has been completed. In light of this decision, the Company suspended settlement discussions and filed a motion in its Song Beverly cases, requesting the court to reverse its decision in favor of plaintiffs on the basis of the Harrold case. The Company’s motion was scheduled for oral argument on August 7, 2015, but was adjourned to September 25, 2015. Notwithstanding the adjournment, the Superior Court expressed its tentative view that the Harrold decision was distinguishable from the Song Beverly cases pending against the Company, and thus would not warrant a reversal of the finding of liability against the Company. On August 26, 2015, the California Supreme Court denied the petition to review the Harrold decision. The Company is unable to predict the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material.

The accrual for this matter is included in the $14.7 million legal accrual discussed above.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $144.6 million for the remainder of Fiscal 2015 and $301.9 million, $289.1 million, $264.3 million, $219.3 million and $1,009.5 million for the fiscal years ended January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020 and all subsequent years thereafter, respectively. Total future minimum lease payments include $88.4 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $350.1 million of minimum lease payments for 32 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $50.7 million, $48.1 million and $47.9 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively. Among these arrangements as of August 1, 2015, January 31, 2015 and August 2, 2014, the Company had letters of credit in the amount of $35.3 million, $33.4 million and $29.6 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $15.4 million, $14.7 million and $18.3 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $329.6 million, $386.9 million and $447.6 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

Purchase Commitments

The Company had $896.5 million of purchase commitments related to goods that were not received as of August 1, 2015.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 546 stores, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended August 1, 2015 compared with the three month period ended August 2, 2014 include the following:

•	We generated total revenues of $1,151.6 million compared with $1,051.1 million.
•	Net sales increased $100.6 million to $1,144.2 million (inclusive of a 5.6% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 39.2% compared with 38.2% which was partially offset by an approximate 50 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 33.4% compared with 33.5%, inclusive of the 50 basis point increase in product sourcing costs noted above.
•	We earned net income of $10.9 million compared with a net loss of $6.5 million.
•	Adjusted Net Income (Loss) (as subsequently defined in this Form 10-Q) improved to $14.9 million from a loss of $0.9 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $17.3 million to $75.4 million.

Highlights from the six month period ended August 1, 2015 compared with the six month period ended August 2, 2014 include the following:

•	We generated total revenues of $2,342.5 million compared with $2,187.0 million.
•	Net sales increased $155.4 million to $2,327.3 million (inclusive of a 3.1% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 39.5% compared with 38.1% which was partially offset by an approximate 60 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales increased to 32.6% compared with 32.1%, inclusive of the 60 basis point increase in product sourcing costs noted above.
•	We earned net income of $36.6 million compared with $5.3 million.
•	Adjusted Net Income (Loss) (as subsequently defined in this Form 10-Q) improved $28.4 million to $46.1 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $26.4 million to $176.8 million.

Fiscal Year

Fiscal 2015 is defined as the 52 week year ending January 30, 2016. We define the 2014 fiscal year (Fiscal 2014) as the 52 week year ending January 31, 2015.

Store Openings, Closings, and Relocations

During the six month period ended August 1, 2015, we opened five new stores under the name “Burlington Stores” and closed one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We continue to expect to open 25 net new stores during Fiscal 2015.

Hedging Transactions

On August 19, 2014, we entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 we received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. As a result of these transactions, the amount of loss deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, we will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, we entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. Refer to Note 3, “Derivative Instruments and Hedging Activities,” for further details.

Secondary Offerings

On April 7, 2015, we closed a secondary public offering of 12,490,154 shares of our common stock (the Secondary Offering). All of the shares sold in the Secondary Offering were offered by selling stockholders. We did not receive any of the proceeds from the Secondary Offering. We incurred $0.2 million in offering costs related to the Secondary Offering, which are included in the line item “Costs related to debt amendments, secondary offerings and other” on our Condensed Consolidated Statements of Operations.

Share Repurchase Program

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed through June 2017. We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

During the second quarter of Fiscal 2015, we repurchased 450,000 shares of common stock for $25.4 million under our share repurchase program.  As of August 1, 2015, we had $174.6 million available for purchase under our share repurchase program.

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

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income (loss) or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income (Loss) does not reflect the amortization of net favorable leases which are amortized over the life of the lease;
•	Adjusted Net Income (Loss) does not reflect costs related to debt amendments or secondary offerings that were expensed during the fiscal periods;
•	Adjusted Net Income (Loss) does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted Net Income (Loss) does not reflect losses on the extinguishment of debt;
•	Adjusted Net Income (Loss) does not reflect impairment charges on long-lived assets;
•	Adjusted Net Income (Loss) does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges; and
•	Adjusted Net Income (Loss) does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods.

During the three and six months ended August 1, 2015, Adjusted Net Income (Loss) improved $15.7 million and $28.4 million, respectively, to $14.9 million and $46.1 million, respectively. This improvement in Adjusted Net Income (Loss) was driven by our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and six months ended August 1, 2015 compared with the three and six months ended August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$10,900	$(6,470)	$36,595	$5,304
Net favorable lease amortization (a)	5,992	6,535	12,049	13,106
Costs related to debt amendments, secondary offerings and other (b)	(12)	917	247	1,341
Stock option modification expense (c)	335	963	795	1,791
Loss on extinguishment of debt (d)	—	—	649	3,681
Impairment charges (e)	188	829	1,903	848
Advisory fees (f)	—	60	72	126
Tax effect (g)	(2,546)	(3,711)	(6,161)	(8,462)
Adjusted Net Income (Loss)	$14,857	$(877)	$46,149	$17,735

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

(b)	Costs are primarily related to our secondary offerings.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.

(e)	Represents impairment charges on long-lived assets.
(f)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

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

During the three and six months ended August 1, 2015, Adjusted EBITDA improved $17.3 million and $26.4 million, respectively, to $75.4 million and $176.8 million, respectively. This improvement was the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended August 1, 2015 compared with the three and six months ended August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$10,900	$(6,470)	$36,595	$5,304
Interest expense	14,598	25,546	29,401	52,098
Interest income	(48)	(12)	(62)	(24)
Loss on extinguishment of debt (a)	—	—	649	3,681
Costs related to debt amendments, secondary offerings and other (b)	(12)	917	247	1,341
Stock option modification expense (c)	335	963	795	1,791
Advisory fees (d)	—	60	72	126
Depreciation and amortization	41,746	40,549	83,901	81,757
Impairment charges (e)	188	829	1,903	848
Tax expense (benefit)	7,686	(4,293)	23,332	3,493
Adjusted EBITDA	$75,393	$58,089	$176,833	$150,415

(a)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.

(b)	Costs are primarily related to our secondary offerings.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and six months ended August 1, 2015, we experienced an increase in comparable store sales of 5.6% and 3.1%, respectively.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded by approximately 100 basis points to 39.2% during the three month period ended August 1, 2015. Gross margin as a percentage of net sales expanded by approximately 140 basis points to 39.5% during the six month period ended August 1, 2015. The improvements in margin were primarily due to a reduction in markdowns, and more than offset the approximate 50 basis point and 60 basis point increases in product sourcing costs during the three and six months ended August 2, 2014, respectively, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. Our margin rate during the three month period ended August 1, 2015 also benefitted from reduced freight costs, driven by product mix resulting in lower pounds per unit, and by lower fuel costs.

Inventory. Inventory at August 1, 2015 increased to $802.3 million compared with $711.5 million at August 2, 2014. This was primarily driven by an increase in our pack-and-hold inventory of approximately $55 million and our 23 net new stores opened since August 2, 2014. This increase was partially offset by a decrease in our comparable store inventory of approximately 7% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover.

Inventory at January 31, 2015 was $788.7 million. The increase in inventory from January 31, 2015 was primarily driven by the seasonality of our business, our new and non-comp stores and an increase in our pack-and-hold inventory of approximately $15 million.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. Our comparable store inventory turnover improved by approximately 13% for the second quarter of Fiscal 2015 compared with the second quarter of Fiscal 2014.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.4% and 9.0% for the three and six months ended August 1, 2015, respectively, compared with 9.7% and 9.1% for the three and six months ended August 2, 2014, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $1.9 million during the six months ended August 1, 2015 resulting in a cash and cash equivalent balance of $27.2 million compared with a decrease in cash and cash equivalents of $103.7 million during the six months ended August 2, 2014. The increase in cash flows was driven by the net change in our debt obligations, primarily related to net borrowings on our ABL Line of Credit, and our improved operating results. These increases were partially offset by changes in our accounts payable, resulting from the timing of our inventory purchases, and lower interest and income tax payments during the six months ended August 1, 2015. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at August 1, 2015 was $138.8 million compared with $70.2 million at August 2, 2014. The change in our working capital from August 2, 2014 was primarily attributable to an increase in our inventories as noted above, partially offset by changes in our accounts payable resulting from the timing of our inventory purchases. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six months ended August 1, 2015 and the three and six months ended August 2, 2014.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.6	0.7	0.7	0.7
Total revenue	100.6	100.7	100.7	100.7
Cost of sales	60.8	61.8	60.5	61.9
Selling, general and administrative expenses	33.4	33.5	32.6	32.1
Costs related to debt amendments, secondary offerings and other	—	0.1	—	0.1
Stock option modification expense	—	0.1	0.1	0.1
Depreciation and amortization	3.6	3.9	3.6	3.7
Impairment charges – long-lived assets	—	—	0.1	—
Other (income) expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt	—	—	—	0.2
Interest expense	1.3	2.5	1.3	2.4
Total expense	99.0	101.7	98.1	100.3
Income (loss) before income tax expense (benefit)	1.6	(1.0)	2.6	0.4
Income tax expense (benefit)	0.7	(0.4)	1.0	0.2
Net income (loss)	0.9%	(0.6)%	1.6%	0.2%

Three Month Period Ended August 1, 2015 Compared With the Three Month Period Ended August 2, 2014

Net sales

We experienced an increase in net sales for the second quarter of Fiscal 2015 of $100.6 million, or 9.6%, to $1,144.2 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $58.3 million, or 5.6%, to $1,094.6 million; and
•	an increase in net sales of $46.7 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; partially offset by
•	a $4.4 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 100 basis points during the second quarter of Fiscal 2015, primarily driven by a reduction in markdowns.  In addition, we benefitted from reduced freight costs, driven by product mix resulting in lower pounds per unit, and by lower fuel costs. This improvement was partially offset by an approximate 50 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $50.9 million, or 7.9%, for the second quarter of Fiscal 2015, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 10 basis points for the second quarter of Fiscal 2015 as can be seen from the table below:

	(in millions)
	Three Months Ended
	August 1,	Percentage of	August 2,	Percentage of
	2015	Net Sales	2014	Net Sales	$ Variance	% Change
Store related costs	$260.4	22.8%	$243.1	23.3%	$17.3	7.1%
Product sourcing costs	56.8	5.0	47.0	4.5	9.8	20.9
Corporate costs	41.6	3.6	36.9	3.5	4.7	12.7
Marketing and strategy costs	9.7	0.8	10.8	1.0	(1.1)	(10.2)
Other selling, general and administrative expenses	13.1	1.2	12.2	1.2	0.9	7.4
Selling, general and administrative expenses	$381.6	33.4%	$350.0	33.5%	$31.6	9.0%

Store related costs as a percentage of net sales improved approximately 50 basis points during the second quarter of Fiscal 2015, driven by improved leverage in store payroll, inclusive of incentive compensation and other payroll-related benefits, and occupancy.

On a dollar basis, the $17.3 million increase in store related costs was primarily driven by our 23 net new stores that have opened since August 2, 2014, as well as stores that opened during the second quarter of Fiscal 2014 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 50 basis points during the second quarter of Fiscal 2015, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs of approximately $9.0 million.

Corporate costs as a percentage of net sales increased approximately 10 basis points during the second quarter of Fiscal 2015 driven by an increase in our stock compensation of approximately $1.8 million.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $41.7 million during the second quarter of Fiscal 2015 compared with $40.5 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 23 net new stores opened since August 2, 2014 and our new corporate headquarters.

Interest expense

Interest expense decreased $10.9 million to $14.6 million, primarily driven by our August 2014 debt refinancing and our principal repayments since August 2, 2014. The details of the change in interest expense are as follows:

•	a decrease of $11.3 million of interest expense related to our Senior Notes as a result of the $450.0 million principal payment in August 2014;
•	a decrease of $1.7 million of interest expense related to our Holdco Notes as a result of the $58.0 million and $70.2 million principal payments in April 2014 and August 2014, respectively; and

•	a decrease of $1.4 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes, Senior Notes and Term Loan Facility mentioned above; partially offset by
•

an increase of $2.8 million related to our Term Loan Facility as a result of our August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility, partially offset by our $50.0 million paydown on May 1, 2015; and

•	an increase of $0.5 million related to our ABL Line of Credit as a result of an increase in outstanding borrowings during the period.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the second quarter of Fiscal 2015 compared with the prior year’s quarter, are summarized in the table below:

	Three Months Ended
	August 1,	August 2,
	2015	2014
Average interest rate – ABL Line of Credit	1.5%	1.9%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 215.5 million	$ 15.9 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 830.6 million

Income tax expense (benefit)

Income tax expense was $7.7 million during the second quarter of Fiscal 2015 compared with an income tax benefit of $4.3 million during the second quarter of Fiscal 2014. The effective tax rate for the second quarter of Fiscal 2015 was 41.4% compared with 39.9% during the second quarter of Fiscal 2014. The increase in the effective tax rate for the second quarter of Fiscal 2015 was primarily driven by the Affordable Care Act Penalty incurred in the second quarter of the current year.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2015, resulting in the annual effective income tax rate of 39.2% (before discrete items) being our best estimate. Our best estimate of the projected annual effective income tax rate for the second quarter of Fiscal 2014 was 40.9% (before discrete items). The decrease in the annual effective tax rate for the second quarter of Fiscal 2015 was primarily driven by lower state tax rate due to NJ Grow Tax Credit available for our new corporate headquarters.

Net income (loss)

We earned net income of $10.9 million for the second quarter of Fiscal 2015 compared with a net loss of $6.5 million for the comparative quarter. The increase in our net income was primarily driven by our improved gross margin and lower interest expense, partially offset by increased selling, general and administrative expenses and income tax expense.

Six Month Period Ended August 1, 2015 Compared With the Six Month Period Ended August 2, 2014

Net sales

We experienced an increase in net sales for the six month period ended August 1, 2015 of $155.4 million, or 7.2%, to $2,327.3 million. This increase was primarily attributable to the following:

•	an increase in net sales of $95.9 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $67.3 million, or 3.1%, to $2,226.8 million; partially offset by
•	a $7.8 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 140 basis points during the six month period ended August 1, 2015, primarily driven by a reduction in markdowns. This improvement was partially offset by an approximate 60 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed

Consolidated Statements of Operations. On a dollar basis, cost of sales increased $65.4 million, or 4.9%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 50 basis points the six month period ended August 1, 2015 as can be seen from the table below:

	(in millions)
	Six Months Ended
	August 1,	Percentage of	August 2,	Percentage of
	2015	Net Sales	2014	Net Sales	$ Variance	% Change
Store related costs	$511.0	22.0%	$480.0	22.1%	$31.0	6.5%
Product sourcing costs	111.1	4.8	90.2	4.2	20.9	23.2
Corporate costs	79.7	3.4	71.1	3.3	8.6	12.1
Marketing and strategy costs	31.6	1.4	31.0	1.4	0.6	1.9
Other selling, general and administrative expenses	25.9	1.0	24.7	1.1	1.2	4.9
Selling, general and administrative expenses	$759.3	32.6%	$697.0	32.1%	$62.3	8.9%

Store related costs as a percentage of net sales improved approximately 10 basis points during the six month period ended August 1, 2015, driven by improved leverage in store payroll, inclusive of incentive compensation and other payroll-related benefits, and occupancy.

On a dollar basis, the $31.0 million increase in store related costs was primarily driven by our 23 net new stores that have opened since August 2, 2014 as well as stores that opened during the first half of Fiscal 2014 that did not operate for a full 26 weeks.

Product sourcing costs as a percentage of net sales increased approximately 60 basis points during the six month period ended August 1, 2015, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs of approximately $20.2 million.

Corporate costs as a percentage of net sales increased approximately 10 basis points during the six month period ended August 1, 2015 driven by an increase in our stock compensation of approximately $2.8 million on a dollar basis.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $83.9 million during the six month period ended August 1, 2015 compared with $81.8 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 23 net new stores opened since August 2, 2014 and our new corporate headquarters.

Loss on extinguishment of debt

During the six month period ended August 1, 2015, we recorded a loss on extinguishment of debt of $0.6 million as a result of our May 1, 2015 prepayment on our Term Loan Facility. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details on our refinancing transaction.

During the six month period ended August 2, 2014, we recorded a loss on the extinguishment of debt of $3.7 million, primarily related to the $58.0 million prepayment of our Holdco Notes in April 2014.

Interest expense

Interest expense decreased $22.7 million to $29.4 million, primarily driven by our August 2014 debt refinancing and our principal repayments since August 2, 2014. The details of the change in interest expense are as follows:

•	a decrease of $22.6 million of interest expense related to our Senior Notes as a result of the $450.0 million principal payment in August 2014;

•	a decrease of $4.3 million of interest expense related to our Holdco Notes as a result of the $58.0 million and $70.2 million principal payments in April 2014 and August 2014, respectively; and
•	a decrease of $2.9 million in amortization of deferred debt fees related to the principal repayments on our Holdco Notes, Senior Notes and Term Loan Facility mentioned above; partially offset by
•

an increase of $6.1 million related to our Term Loan Facility as a result of August 2014 refinancing which increased the principal balance outstanding on our Term Loan Facility, partially offset by the $50.0 million pay down on May 1, 2015; and

•	an increase of $0.6 million related to our ABL Line of Credit as a result of an increase in outstanding borrowings during the period.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the six month period ended August 1, 2015 compared with the prior year’s quarter are summarized in the table below:

	Six Months Ended
	August 1,	August 2,
	2015	2014
Average interest rate – ABL Line of Credit	1.6%	1.9%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 164.4 million	$ 12.4 million
Average balance – Term Loan Facility	$ 1,141.7 million	$ 832.5 million

Income tax expense

Income tax expense was $23.3 million during the six month period ended August 1, 2015 compared with $3.5 million during the six month period ended August 2, 2014. The effective tax rate for the six month period ended August 1, 2015 was 38.9% compared with 39.7% during the six month period ended August 2, 2014. The decrease in the effective tax rate was primarily driven by the benefit of state credits related to our new corporate headquarters as well as 2014 federal hiring credits recorded during the first six months of Fiscal 2015 resulting from the issuance of a special IRS relief notice.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the six month period ended August 1, 2015, resulting in the annual effective income tax rate of 39.2% (before discrete items) being our best estimate. Our best estimate of the projected annual effective income tax rate for the six month period ended August 2, 2014 was 40.9% (before discrete items). The decrease in the effective tax rate for the six month period ended August 1, 2015 was primarily driven by lower state tax rate due to the NJ Grow Tax Credit available for our new corporate headquarters.

Net income

We earned net income of $36.6 million for the six month period ended August 1, 2015 compared with $5.3 million for the comparative quarter. The increase in our net income was primarily driven by our improved gross margin and lower interest expense, partially offset by increased selling, general and administrative expenses.

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

Cash Flow for the Six Months ended August 1, 2015 Compared with the Six Months ended August 2, 2014

We generated $1.9 million of cash flow during the six month period ended August 1, 2015 compared with a use of $103.7 million during the comparative period.

Net cash used in operating activities amounted to $0.7 million during the six month period ended August 1, 2015 compared with cash provided by operating activities of $51.6 million during the six month period ended August 2, 2014. The change in our operating cash flow was primarily driven by changes in our accounts payable, resulting from the timing of our inventory purchases, lower interest and income tax payments during the six months ended August 1, 2015 and changes in our prepaid rent due to the timing of our rental payments, partially offset by our improved operating results.

Net cash used in investing activities was $81.8 million and $94.4 million during the first six months of Fiscal 2015 and Fiscal 2014, respectively. This decrease was primarily the result of reduced capital expenditures on our new corporate headquarters, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash provided by financing activities was $84.4 million during the first six months of Fiscal 2015 compared with cash used in financing activities of $60.8 million during the first six months of Fiscal 2014. This increase in cash was primarily related to the following:

•

a $150.4 million increase related to net proceeds on our ABL Line of Credit ($150.4 million net proceeds during the six month period ended August 1, 2015 compared with borrowings equaling repayments during the six month period ended August 2, 2014);

•

a $58.0 million increase related to repayments on our Holdco Notes (zero repayments during the six month period ended August 1, 2015 compared with $58.0 million increase related to net repayments during the six month period ended August 2, 2014); and

•	a $4.4 million increase in the excess tax benefit from stock based compensation; partially offset by
•

a $22.7 million decrease related to the purchase of treasury shares ($25.8 million during the six month period ended August 1, 2015 compared with $3.1 million during the six month period ended August 2, 2014); and

•

a $46.0 million decrease related to net borrowings on our Term Loan Facility ($50.0 million repayments during the six month period ended August 1, 2015 compared with $4.0 million repayments during the six month period ended August 2, 2014).

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at August 1, 2015 increased $68.6 million to $138.8 million compared with $70.2 million at August 2, 2014, primarily driven an increase in our inventories as noted above, partially offset by changes in our accounts payable resulting from the timing of our inventory purchases.  Working capital at January 31, 2015 was $26.6 million.

Capital Expenditures

For the six month period ended August 1, 2015, cash spend for capital expenditures, net of $16.9 million of landlord allowances, amounted to $65.0 million. We estimate that we will spend $155 million to $160 million, net of approximately $35 million of landlord allowances, in capital expenditures during Fiscal 2015, including approximately $70 million, net of the landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures), approximately $50 million to support our supply chain initiatives and approximately $12 million to renovate our previous corporate headquarters as part of the build-out of our corporate campus. We expect to use the remaining capital to support information technology and other initiatives.

Share Repurchase Program

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed through June 2017. We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

During the six month period ended August 1, 2015, we repurchased 450,000 shares of common stock for $25.4 million under our share repurchase program.  As of August 1, 2015, we had $174.6 million available for purchase under our share repurchase program.

Dividends

We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Therefore, at this time, we do not anticipate paying cash dividends in the near term. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Operational Growth

As of August 1, 2015, we operated 546 stores primarily under the name “Burlington Stores.” During the six month period ended August 1, 2015, we opened five new Burlington Stores and closed one Burlington Store. We continue to expect to open 25 net new stores during Fiscal 2015.

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

Debt

As of August 1, 2015, our obligations include $1,112.2 million, inclusive of original issue discount, under our Term Loan Facility and $213.7 million under our ABL Line of Credit.

Term Loan Facility

We elected to make a prepayment of $50.0 million on our Term Loan Facility on May 1, 2015, which offset the mandatory quarterly payments through May 1, 2021. As a result of this transaction, we recognized a non-cash loss on the partial extinguishment of debt of $0.6 million, representing the write-off of $0.4 million and $0.2 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations.

At August 1, 2015, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

During the six month period ended August 1, 2015, we made net borrowings on our ABL Line of Credit of $150.4 million to make our $50.0 million prepayment on our Term Loan Facility, our $25.4 million share repurchase and for general working capital requirements.

At August 1, 2015, we had $329.6 million available under the Amended ABL Line of Credit and $213.7 million of outstanding borrowings. The maximum borrowings under the facility during the six month period ended August 1, 2015 amounted to $280.0 million. Average borrowings during the six month period ended August 1, 2015 amounted to $164.4 million at an average interest rate of 1.6%.

Certain Information Concerning Contractual Obligations

The Company had $896.5 million of purchase commitments related to goods that were not received as of August 1, 2015. There were no other significant changes regarding our obligations to make future payments under current contracts since January 31, 2015.

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

On April 24, 2015 we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts have an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, are effective May 29, 2015 and mature on May 31, 2019. We had two interest rate cap contracts which limited our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations that expired on May 31, 2015. Currently, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At August 1, 2015, we had $1,330.7 million of floating-rate debt, exclusive of original issue discount. Based on $1,330.7 million outstanding as floating-rate debt, a one percentage point increase as of August 1, 2015 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $5.3 million per year, resulting in $5.3 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of August 1, 2015, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at August 1, 2015	Additional Interest Expense Q3 2015	Additional Interest Expense Q4 2015	Additional Interest Expense Q1 2016	Additional Interest Expense Q2 2016
Term Loan Facility (a)	$1,117.0	$792.5	$792.5	$792.5	$792.5
ABL Line of Credit	213.7	534.3	534.3	534.3	534.3
	$1,330.7	$1,326.8	$1,326.8	$1,326.8	$1,326.8

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive original issue discount.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 1, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2015.

During the quarter ended August 1, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Separately, on May 19, 2015, the First Appellate District, Division Three, of the California Court of Appeal handed down a decision in the case of Harrold v. Levi Strauss & Co., Supr. Ct. No. 26-60136, holding that a finding of liability under the Act does not occur when a retailer requests personal information after a credit card transaction has been completed. In light of this decision, the Company suspended settlement discussions and filed a motion in its Song Beverly cases, requesting the court to reverse its decision in favor of plaintiffs on the basis of the Harrold case. The Company’s motion was scheduled for oral argument on August 7, 2015, but was adjourned to September 25, 2015. Notwithstanding the adjournment, the Superior Court expressed its tentative view that the Harrold decision was distinguishable from the Song Beverly cases pending against the Company, and thus would not warrant a reversal of the finding of liability against the Company. On August 26, 2015, the California Supreme Court denied the petition to review the Harrold decision. The Company is unable to predict the amount of penalty that may be assessed by the court, in excess of the amount accrued, after its consideration of various factors, including, among others, how information was used, how much revenue was derived from the information, what procedures were in place to control the maintenance and dissemination of the information, the duration of the practice to collect information and other relevant factors; however, such penalty assessment could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 1, 2015:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2015 through May 30, 2015	626 (1)	$51.23	—	$200,000,000
May 31, 2015 through July 4, 2015	1,182 (1)	52.16	—	200,000,000
July 5, 2015 through August 1, 2015	450,143 (2)	56.35	450,000	174,642,500
Total	451,951		450,000

(1)	Represents shares which were withheld for tax payments due upon the vesting of employee restricted stock awards.
(2)	Represents shares which were withheld for tax payments due upon the vesting of employee restricted stock awards and shares repurchased as part of our publicly announced share repurchase program.
(3)

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The share repurchase program will be funded using the Company’s available cash and is expected to be executed through June 2017. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1†

Amendment No. 3 to Employment Agreement, dated as of May 18, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas A. Kingsbury

10.2

Amendment No. 4 to Employment Agreement, dated as of May 29, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas A. Kingsbury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 1, 2015)

10.3

Amendment No. 5 to Employment Agreement, dated as of July 7, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas A. Kingsbury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on July 7, 2015)

10.4†	Employment Agreement, dated as of July 20, 2015, by and between Burlington Coat Factory Warehouse Corporation and Janet Dhillon

10.5†	Amended and Restated Employment Agreement, dated as of July 28, 2015, by and between Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Executive Vice President—Chief Financial Officer (Principal Financial Officer)

Date: August 31, 2015

INDEX TO EXHIBITS

Exhibit	Description

10.1

Amendment No. 3 to Employment Agreement, dated as of May 18, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas A. Kingsbury

10.4	Employment Agreement, dated as of July 20, 2015, by and between Burlington Coat Factory Warehouse Corporation and Janet Dhillon

10.5	Amended and Restated Employment Agreement, dated as of July 28, 2015, by and between Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase