Form 10-Q
period 2015-10-31
Burlington Stores, Inc.
filed 2015-11-24
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares of registrant’s common stock outstanding as of November 20, 2015: 75,952,146.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 31,	January 31,	November 1,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,847	$25,349	$29,437
Restricted cash and cash equivalents	27,800	27,800	32,100
Accounts receivable—net of allowance for doubtful accounts	49,018	49,716	53,484
Merchandise inventories	934,011	788,708	899,880
Deferred tax assets	36,934	37,229	18,216
Prepaid and other current assets	68,721	58,681	123,382
Total current assets	1,145,331	987,483	1,156,499
Property and equipment—net of accumulated depreciation and amortization	1,018,188	970,419	964,217
Tradenames	238,000	238,000	238,000
Favorable leases—net of accumulated amortization	248,210	266,397	272,807
Goodwill	47,064	47,064	47,064
Other assets	108,524	115,206	118,314
Total assets	$2,805,317	$2,624,569	$2,796,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$704,187	$621,682	$766,510
Other current liabilities	327,156	310,268	299,122
Current maturities of long term debt	1,376	1,167	13,275
Total current liabilities	1,032,719	933,117	1,078,907
Long term debt	1,412,431	1,249,276	1,410,838
Other liabilities	272,774	273,767	257,832
Deferred tax liabilities	209,330	234,360	217,189
Commitments and contingencies (Notes 2, 9, 10, and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding at October 31, 2015, January 31, 2015 and November 1, 2014	—	—	—
Common stock, $0.0001 par value: authorized: 500,000,000 shares at October 31, 2015, January 31, 2015 and November 1, 2014;
Issued: 76,597,066 shares at October 31, 2015, 75,925,507 shares at January 31, 2015 and 75,241,724 shares at November 1, 2014
Outstanding: 73,560,207 shares at October 31, 2015, 75,254,682 shares at January 31, 2015 and 74,590,114 shares at November 1, 2014	7	7	7
Additional paid-in-capital	1,391,034	1,370,498	1,361,603
Accumulated deficit	(1,374,745)	(1,426,454)	(1,521,319)
Accumulated other comprehensive loss	(5,844)	(1,744)	(745)
Treasury stock, at cost	(132,389)	(8,258)	(7,411)
Total stockholders' deficit	(121,937)	(65,951)	(167,865)
Total liabilities and stockholders' deficit	$2,805,317	$2,624,569	$2,796,901

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
REVENUES:
Net sales	$1,230,886	$1,157,292	$3,558,162	$3,329,142
Other revenue	7,783	8,816	22,998	23,950
Total revenue	1,238,669	1,166,108	3,581,160	3,353,092
COSTS AND EXPENSES:
Cost of sales	741,584	698,590	2,150,430	2,042,079
Selling, general and administrative expenses	416,205	396,713	1,175,491	1,093,760
Costs related to debt amendments, secondary offerings and other	—	589	247	1,930
Stock option modification expense	324	628	1,120	2,419
Depreciation and amortization	43,186	42,584	127,087	124,341
Impairment charges-long-lived assets	—	6	1,903	853
Other income—net	(1,680)	(1,705)	(4,142)	(5,569)
Loss on extinguishment of debt	—	70,302	649	73,983
Interest expense (inclusive of gain (loss) on interest rate cap agreements)	14,792	16,624	44,192	68,722
Total cost and expenses	1,214,411	1,224,331	3,496,977	3,402,518
Income (loss) before income tax expense (benefit)	24,258	(58,223)	84,183	(49,426)
Income tax expense (benefit)	9,142	(24,009)	32,474	(20,516)
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)

Net income (loss) per common share
Common stock - basic	$0.20	$(0.46)	$0.69	$(0.39)
Common stock - diluted	$0.20	$(0.46)	$0.68	$(0.39)
Weighted average number of common shares:
Common stock - basic	74,115	74,218	74,759	73,943
Common stock - diluted	75,394	74,218	76,135	73,943

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)
Other comprehensive (loss) income, net of tax:
Interest rate cap contracts:
Unrealized losses, net of related tax benefit of $2.2 million and $2.8 million for the three and nine months ended October 31, 2015, respectively, and $0.5 million for the three and nine months ended November 1, 2014, respectively.	(3,358)	(745)	(4,179)	(745)
Amount reclassified into earnings, net of related taxes of less than $0.1 million and $0.1 million for the three and nine months ended October 31, 2015, respectively.	55	—	79	—
Other comprehensive (loss), net of tax:	(3,303)	(745)	(4,100)	(745)
Total comprehensive income (loss)	$11,813	$(34,959)	$47,609	$(29,655)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 31,	November 1,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$51,709	$(28,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	127,087	124,341
Impairment charges—long-lived assets	1,903	853
Amortization of deferred financing costs	2,156	5,303
Accretion of long-term debt instruments	609	1,358
Deferred income tax (benefit)	(22,001)	(29,764)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	649	27,687
Non-cash stock compensation expense	8,237	4,616
Non-cash rent expense	(17,354)	(13,819)
Deferred rent incentives	18,481	21,673
Excess tax benefit from stock based compensation	(10,211)	(9,144)
Changes in assets and liabilities:
Accounts receivable	(7,430)	(19,967)
Merchandise inventories	(145,303)	(179,828)
Prepaid and other current assets	(13,008)	(40,372)
Accounts payable	82,505	223,523
Other current liabilities	21,094	(979)
Other long term assets and long term liabilities	3,251	1,282
Other	1,325	651
Net cash provided by operating activities	103,699	88,504
INVESTING ACTIVITIES
Cash paid for property and equipment	(153,720)	(164,525)
Proceeds from sale of property and equipment and assets held for sale	4,213	161
Net cash used in investing activities	(149,507)	(164,364)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,173,200	728,300
Principal payments on long term debt—ABL Line of Credit	(960,300)	(523,100)
Proceeds from long term debt—Term B-3 Loans	—	1,194,000
Principal payments on long term debt—Term B-3 Loans	(50,000)	(3,000)
Principal payments on long term debt—Term B-2 Loans	—	(834,507)
Principal payments on long term debt—Holdco Notes	—	(128,223)
Principal payments on long term debt—Senior Notes	—	(450,000)
Cash payments for interest rate cap contracts	—	(4,478)
Proceeds from sale of interest rate cap contracts	1,169	—
Repayment of capital lease obligations	(779)	(737)
Purchase of treasury shares	(124,131)	(3,086)
Proceeds from stock option exercises	1,926	1,585
Excess tax benefit from stock based compensation	10,211	9,144
Deferred financing costs	(2,399)	(13,585)
Other	409	—
Net cash provided by (used in) financing activities	49,306	(27,687)
Increase (decrease) in cash and cash equivalents	3,498	(103,547)
Cash and cash equivalents at beginning of period	25,349	132,984
Cash and cash equivalents at end of period	$28,847	$29,437
Supplemental disclosure of cash flow information:
Interest paid	$43,499	$83,849
Income tax payments - net	$54,264	$72,670
Non-cash investing activities:
Accrued purchases of property and equipment	$27,256	$26,865
Acquisition of capital lease	$—	$5,621

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 31, 2015, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 566 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (Fiscal 2014 10-K). The balance sheet at January 31, 2015 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2014 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 31, 2015 are not necessarily indicative of results for the fiscal year ending January 30, 2016 (Fiscal 2015).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2014 10-K, “Summary of Significant Accounting Policies.”

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The effective date of this ASU for the Company is February 4, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this ASU during the fiscal year beginning on January 31, 2016. The Company does not expect this standard to have a significant effect on its Consolidated Financial Statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine month periods ended October 31, 2015, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of October 31, 2015 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

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

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 31,	January 31,	November 1,
	2015	2015	2014
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,376	$1,161,541	$1,191,194
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	276,200	63,300	205,200
Capital lease obligations	25,231	25,602	27,719
Total debt	1,413,807	1,250,443	1,424,113
Less: current maturities	(1,376)	(1,167)	(13,275)
Long term debt, net of current maturities	$1,412,431	$1,249,276	$1,410,838

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

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At October 31, 2015, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

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

At October 31, 2015, the Company had $278.2 million available under the Amended ABL Line of Credit and $276.2 million of outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended October 31, 2015 amounted to $330.7 million. Average borrowings during the three and nine month periods ended October 31, 2015 amounted to $270.2 million and $199.7 million, respectively, at average interest rates of 1.6%. The Company had outstanding borrowings under the Amended ABL Line of Credit of $63.3 million as of January 31, 2015.

At November 1, 2014, the Company had $346.3 million available under the ABL Line of Credit and $205.2 million of outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended November 1, 2014 amounted to $297.0 million. Average borrowings during the three and nine month periods ended November 1, 2014 amounted to $226.5 million and $83.8 million, respectively at average interest rates of 1.7%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of October 31, 2015, January 31, 2015 and November 1, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

On August 19, 2014, the Company entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015, the Company terminated and sold the Previous Interest Rate Cap Contracts. The Company received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. As a result of these transactions, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. The Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, the Company entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. The Company financed the cost of the New Interest Rate Cap Contracts, which will be amortized through the life of the caps.  Through the nine month period ended October 31, 2015, the Company paid $2.2 million related to the financing of the New Interest Rate Cap Contracts, which is included in the line item “Deferred financing costs” in the Company’s Condensed Consolidated Statements of Cash Flows.

During the nine month period ended October 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the New Interest Rate Cap Contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the three and nine month periods ended October 31, 2015, the Company reclassified $0.1 million out of accumulated other comprehensive loss into interest expense. As of October 31, 2015, the Company estimates that approximately $1.6 million will be reclassified into interest expense during the next twelve months.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during the three or nine month periods ended October 31, 2015.

As of October 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Effective Date	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 29, 2015	May 31, 2019

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company had two interest rate cap contracts which limited our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations that expired on May 31, 2015.  As of October 31, 2015, the Company no longer has any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	October 31, 2015		January 31, 2015		November 1, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	Other assets	$1,572	Other assets	$3,237

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	October 31, 2015		January 31, 2015		November 1, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$4,331	N/A	$—	N/A	$—

The tables below present the amounts of losses recognized in other comprehensive loss, net of taxes, and the classification of losses reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Amount of Losses Recognized in Other Comprehensive Loss Related to Derivatives
Derivatives Designated as	Three Months Ended		Nine Months Ended
Hedging Instruments	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest rate cap contracts	$(3,358)	$(745)	$(4,179)	$(745)

	(in thousands)
	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as	Three Months Ended		Nine Months Ended		Component of
Hedging Instruments	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	Earnings
Interest rate cap contracts	$55	$—	$79	$—	Interest expense

The table below presents the classification of losses recognized within our statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

		(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
	Location of Loss Recognized in Earnings	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Related to Derivatives	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest rate cap contracts	Interest expense	$—	$—	$—	$1

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

	(in thousands)
	Derivative Instruments	Total
Balance at January 31, 2015	$(1,744)	$(1,744)
Unrealized losses arising during the period, net of related tax benefit of $2.8 million for the nine months ended October 31, 2015	(4,179)	(4,179)
Amount reclassified into earnings, net of related taxes of $0.1 million for the nine months ended October 31, 2015	79	79
Balance at October 31, 2015	$(5,844)	$(5,844)

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

Refer to Note 3, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate cap contracts.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 31, 2015, January 31, 2015 and November 1, 2014 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 31,	January 31,	November 1,
	2015	2015	2014
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,109	$28,094	$32,349

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the nine month period ended October 31, 2015, the Company recorded impairment charges of $1.7 million, primarily related to declines in revenues and operating results for two stores, which was recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Operations. During the nine month period ended October 31, 2015, the Company also recorded impairment charges for capital expenditures for previously impaired stores of approximately $0.2 million.  One of the stores impaired during the nine month period ended October 31, 2015 was fully impaired and therefore had zero fair value as of October 31, 2015, and would be categorized as Level 3 in the fair value hierarchy described above. The table below sets forth, by level within the fair value hierarchy, the fair value of the remaining, partially-impaired store, subsequent to impairment charges as of October 31, 2015:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Leasehold improvements	$—	$—	$388	$388	$766
Building/Building Improvements	—	—	—	—	12
Furniture and fixtures	—	—	341	341	645
Other assets	—	—	237	237	320
Other property and equipment	—	—	19	19	160
Total	$—	$—	$985	$985	$1,903

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 31, 2015		January 31, 2015		November 1, 2014
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,376	$1,114,210	$1,161,541	$1,150,410	$1,191,194	$1,185,715
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, expires August 13, 2019(a)	276,200	276,200	63,300	63,300	205,200	205,200
Total debt	$1,388,576	$1,390,410	$1,224,841	$1,213,710	$1,396,394	$1,390,915

(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates due to its short term nature (borrowings are typically done in 30 day increments).

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since October 31, 2015, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	October 31,	January 31,	November 1,
	2015	2015	2014
Current deferred tax asset	$36,934	$37,229	$18,216
Non-current deferred tax liability	209,330	234,360	217,189
Net deferred tax liability	$172,396	$197,131	$198,973

Current deferred tax assets consisted primarily of certain operating costs and inventory-related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

As of October 31, 2015, January 31, 2015 and November 1, 2014, valuation allowances amounted to $6.2 million, $6.1 million and $5.7 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of October 31, 2015, the Company had $7.4 million of deferred tax assets recorded for state net operating losses of which $5.6 million will expire between 2015 and 2025.

In addition, management also determined that a full valuation allowance of $5.4 million, $4.5 million and $3.8 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended October 31, 2015, the Company acquired 23,620 shares of common stock from employees for $1.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Share Repurchase Programs

On June 9, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of its common stock. The repurchase program will be funded using the Company’s available cash and is authorized to be executed through June 2017.

During the nine month period ended October 31, 2015, the Company repurchased 2,342,414 shares of its common stock for $123.0 million, inclusive of commissions, under this share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheet.  As of October 31, 2015, the Company had $77.0 million available for purchase under this share repurchase program.

On November 24, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $200 million of its common stock.  This repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.  Refer to Note 13, “Subsequent Events,” for further discussion.

8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Dilutive net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Basic net income (loss) per share
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)
Weighted average number of common shares – basic	74,115	74,218	74,759	73,943
Net income (loss) per common share – basic	$0.20	$(0.46)	$0.69	$(0.39)
Diluted net income (loss) per share
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	74,115	74,218	74,759	73,943
Assumed exercise of stock options and vesting of restricted stock	1,279	—	1,376	—
Weighted average number of common shares – diluted	75,394	74,218	76,135	73,943
Net income (loss) per common share – diluted	$0.20	$(0.46)	$0.68	$(0.39)

Approximately 150,000 and less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income (loss) per share for the three and nine month periods ended October 31, 2015, respectively, since their effect was anti-dilutive.

As of November 1, 2014, there were 3,777,194 outstanding options to purchase shares of common stock and 163,278 shares of unvested restricted stock awards that were excluded from diluted earnings per share since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of October 31, 2015, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Management Incentive Plan (the 2006 Plan) and 6,000,000 shares of common stock authorized for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans).

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the nine month period ended October 31, 2015 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $51.81 to $55.75 per share.   Options granted during the nine month period ended November 1, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices ranging from $27.40 to $38.66 per share. All service-based awards granted during the nine month period ended October 31, 2015 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the

$350.0 million aggregate principal amount of Senior Notes (Holdco Notes) in February 2013, the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The modification did not affect the existing vesting schedules. The Company recorded $0.3 million and $1.1 million of incremental compensation expense during the three and nine month periods ended October 31, 2015, respectively, of which less than $0.1 million and $0.2 million, respectively, will be paid in cash. The Company recorded $0.6 million and $2.4 million of incremental compensation expense during the three and nine month periods ended November 1, 2014, respectively, of which $0.1 million and $0.5 million, respectively, was paid in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations. As of October 31, 2015, the Company expects to recognize $1.0 million of incremental compensation expense to be recorded over the remaining vesting periods through the fiscal year ended February 3, 2018, of which $0.1 million will be paid in cash.

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

With the exception of the special one-time grants made during Fiscal 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control. The vesting of special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
Type of Non-Cash Stock Compensation	2015	2014	2015	2014
Restricted stock grants (a)	$1,623	$247	$4,574	$528
Stock option grants (a)	1,099	730	2,764	2,201
Stock option modification (b)	257	487	899	1,887
Total (c)	$2,979	$1,464	$8,237	$4,616

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above.  Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.

(c)

The amounts presented in the table above exclude taxes.  For the three and nine month periods ended October 31, 2015, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.1 million and $3.2 million, respectively.  For the three and nine month periods ended November 1, 2014, the tax benefit related to the Company’s non-cash stock compensation was approximately $0.6 million and $1.9 million, respectively.

As of October 31, 2015, the Company had 2,829,551 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan. As of October 31, 2015, no options were outstanding under the 2013 Plan.

Stock option transactions during the nine month period ended October 31, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2015	3,218,845	$4.93
Options granted	411,060	52.31
Options exercised (a)	(538,043)	3.58
Options forfeited	(262,311)	4.30
Options outstanding, October 31, 2015	2,829,551	$12.12

(a)	Options exercised during the nine month period ended October 31, 2015 had a total intrinsic value of $28.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of October 31, 2015:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,475,965	7.43	$11.87	$ 91.1 million

The fair value of each stock option granted during the nine month period ended October 31, 2015 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 31,
2015
Risk-fee interest rate	1.81%
Expected volatility	36.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$19.99

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 31, 2015 and November 1, 2014, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

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

Restricted stock transactions during the nine month period ended October 31, 2015 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 31, 2015	392,178	$38.56
Awards granted	172,276	52.07
Awards vested	(62,683)	40.76
Awards forfeited	(38,760)	13.81
Non-vested awards outstanding, October 31, 2015	463,011	$45.36

The fair value of each share of restricted stock granted during the nine month period ended October 31, 2015 was based upon the closing price of the Company’s common stock on the date of grant.

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At October 31, 2015, January 31, 2015 and November 1, 2014, deferred lease incentives were $165.7 million, $176.3 million and $158.8 million, respectively, and are recorded in the line item “Other Liabilities” on the Company’s Condensed Consolidated Balance Sheets.

11. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. The ultimate outcome of these cases could have a material adverse effect on the Company’s results of operations.

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the Song Beverly Credit Card Act of 1971, California Civil Code section 1747.08 for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores. At trial held in January 2015, the Superior Court held that the Company was in violation of California law.

In October 2015, the Company entered into a settlement agreement providing for a maximum settlement payment of $29.4 million (including attorneys’ fees and claims administration fees).  On November 6, 2015, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice period is currently under way.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $29.4 million under the settlement.  There have been no changes to the Company’s accrual related to this matter during the quarter ended October 31, 2015.

This settlement, if it is approved by the Court, will result in the dismissal of all Song-Beverly claims that arose through January 28, 2015 (except for those class members who opt out of the settlement).   If this settlement is rejected by the Court, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $73.7 million for the remainder of Fiscal 2015 and $305.0 million, $298.2 million, $273.9 million, $229.0 million and $1,072.2 million for the fiscal years ended January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020 and all subsequent years thereafter, respectively. Total future minimum lease payments include $105.3 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $236.8 million of minimum lease payments for 16 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $45.6 million, $48.1 million and $48.5 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively. Among these arrangements as of October 31, 2015, January 31, 2015 and November 1, 2014, the Company had letters of credit in the amount of $35.3 million, $33.4 million and $34.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $10.3 million, $14.7 million and $14.1 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $278.2 million, $386.9 million and $346.3 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

Purchase Commitments

The Company had $643.8 million of purchase commitments related to goods that were not received as of October 31, 2015.

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

13. Subsequent Events

On November 24, 2015, the Company announced that its Board of Directors had approved the repurchase of up to an additional $200 million of the Company’s common stock. This repurchase program, which is in addition to the share repurchase program announced by the Company in June 2015, will be funded using the Company’s available cash and is authorized to be executed through November 2017. The Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions under its repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase programs may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of the Company’s common stock under the programs.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 566 stores, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended October 31, 2015 compared with the three month period ended November 1, 2014 include the following:

•	We generated total revenues of $1,238.7 million compared with $1,166.1 million.
•	Net sales improved $73.6 million to $1,230.9 million (inclusive of a 2.8% comparable store sales increase).
•	Gross margin as a percentage of net sales improved to 39.8% compared with 39.6%.
•	Selling, general and administrative expenses as a percentage of net sales improved to 33.8% compared with 34.3%.
•	We earned net income of $15.1 million compared with a net loss of $34.2 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $7.1 million to $19.0 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $10.0 million to $82.5 million.

Highlights from the nine month period ended October 31, 2015 compared with the nine month period ended November 1, 2014 include the following:

•	We generated total revenues of $3,581.2 million compared with $3,353.1 million.
•	Net sales improved $229.0 million to $3,558.2 million (inclusive of a 3.0% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 39.6% compared with 38.7%, which was partially offset by an approximate 40 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales increased to 33.0% compared with 32.9%, inclusive of the 40 basis point increase in product sourcing costs noted above.
•	We earned net income of $51.7 million compared with a net loss of $28.9 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $35.6 million to $65.3 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $36.4 million to $259.4 million.

Fiscal Year

Fiscal 2015 is defined as the 52 week year ending January 30, 2016. We define the 2014 fiscal year (Fiscal 2014) as the 52 week year ending January 31, 2015.

Store Openings, Closings, and Relocations

During the nine month period ended October 31, 2015, we opened 27 new stores under the name “Burlington Stores” and closed two Burlington Stores and one MJM Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open one net new store during the fourth quarter of Fiscal 2015 to bring our total to 25 net new stores during Fiscal 2015.

Hedging Transactions

On August 19, 2014, we entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 we received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. As a result of these transactions, the amount of loss deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, we will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, we entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. Refer to Note 3 to our Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” for further details.

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

Share Repurchase Programs

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchase program will be funded using our available cash and is authorized to be executed through June 2017.  During the nine month period ended October 31, 2015, we repurchased 2,342,414 shares of common stock for $123.0 million under this share repurchase program. As of October 31, 2015, we had $77.0 million available for purchase under this share repurchase program.

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock. This repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017. Refer to note 13 to our Condensed Consolidated Financial Statements, “Subsequent Events,” for further discussion.

We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase programs may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs.

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

Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new stores annually and continue to do so for the foreseeable future.

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2014. By focusing on opening stores with attractive unit economics we are able to achieve attractive returns on capital and continue to grow our margins. We continue to explore the potential for modified store formats to provide incremental growth.

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

During the three and nine months ended October 31, 2015, Adjusted Net Income improved $7.1 million and $35.6 million, respectively, to $19.0 million and $65.3 million, respectively. These improvements in Adjusted Net Income were driven by our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income for the three and nine months ended October 31, 2015 compared with the three and nine months ended November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of net income (loss) to Adjusted Net Income:
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)
Net favorable lease amortization (a)	5,992	6,493	18,040	19,599
Costs related to debt amendments, secondary offerings and other (b)	—	589	247	1,930
Stock option modification expense (c)	324	628	1,120	2,419
Loss on extinguishment of debt (d)	—	70,302	649	73,983
Impairment charges (e)	—	6	1,903	853
Advisory fees (f)	16	28	88	154
Tax effect (g)	(2,400)	(31,921)	(8,466)	(40,382)
Adjusted Net Income	$19,048	$11,911	$65,290	$29,646

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
(d)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our $350.0 million aggregate principal amount of Senior Notes (Holdco Notes) and excess cash flow payment of our Term Loan Facility.

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

During the three and nine months ended October 31, 2015, Adjusted EBITDA improved $10.0 million and $36.4 million, respectively, to $82.5 million and $259.4 million, respectively. These improvements were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended October 31, 2015 compared with the three and nine months ended November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$15,116	$(34,214)	$51,709	$(28,910)
Interest expense	14,792	16,624	44,192	68,722
Interest income	(31)	(8)	(92)	(31)
Loss on extinguishment of debt (a)	—	70,302	649	73,983
Costs related to debt amendments, secondary offerings and other (b)	—	589	247	1,930
Stock option modification expense (c)	324	628	1,120	2,419
Advisory fees (d)	16	28	88	154
Depreciation and amortization	43,186	42,584	127,087	124,341
Impairment charges (e)	—	6	1,903	853
Tax expense (benefit)	9,142	(24,009)	32,474	(20,516)
Adjusted EBITDA	$82,545	$72,530	$259,377	$222,945

(a)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.

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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and nine months ended October 31, 2015, we experienced an increase in comparable store sales of 2.8% and 3.0%, respectively.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 10 basis points to 39.8% during the three month period ended October 31, 2015. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations, remained consistent at 4.9% of net sales.  Gross margin as a percentage of net sales expanded approximately 90 basis points to 39.6% during the nine month period ended October 31, 2015, driven by a reduction in markdown rate. The improvement in gross margin for the nine month period ended October 31, 2015 more than offset the approximate 40 basis point increase in product sourcing costs.

Inventory. Inventory at October 31, 2015 increased to $934.0 million compared with $899.9 million at November 1, 2014. This was primarily driven by our 27 net new stores opened since November 1, 2014 and an increase in our pack-and-hold inventory of approximately $11 million. This increase was partially offset by a decrease in our comparable store inventory of approximately 7% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover.

Inventory at January 31, 2015 was $788.7 million. The increase in inventory from January 31, 2015 was primarily driven by the seasonality of our business and our 24 net new stores opened since January 31, 2015.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. Our comparable store inventory turnover improved by approximately 10% for the third quarter of Fiscal 2015 compared with the third quarter of Fiscal 2014.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.3% and 9.1% for the three and nine months ended October 31, 2015, respectively, compared with 9.4% and 9.2% for the three and nine months ended November 1, 2014, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $3.5 million during the nine months ended October 31, 2015 resulting in a cash and cash equivalent balance of $28.8 million compared with a decrease in cash and cash equivalents of $103.5 million during the nine months ended November 1, 2014. The improvement in our cash flows was driven by the net change in our debt obligations resulting from our August 2014 debt refinancing, our May term loan repayment and our improved operating results.  In addition, there was a reduction in our capital expenditures related to our new corporate headquarters, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).  These increases were partially offset by changes in our accounts payable resulting from the timing of our inventory purchases and repurchases of our common stock.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at October 31, 2015 was $84.8 million compared with $45.5 million at November 1, 2014. The improvement in our working capital from November 1, 2014 was primarily attributable to fluctuations in our accounts payable resulting from the timing of our inventory purchases, partially offset by changes in our prepaid income taxes and income taxes payable as well as an increase in our legal accrual.  Refer to Note 11 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for discussion on our legal accrual.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine months ended October 31, 2015 and the three and nine months ended November 1, 2014.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.6	0.8	0.6	0.7
Total revenue	100.6	100.8	100.6	100.7
Cost of sales	60.2	60.4	60.4	61.3
Selling, general and administrative expenses	33.8	34.3	33.0	32.9
Costs related to debt amendments, secondary offerings and other	—	0.1	—	0.1
Stock option modification expense	—	0.1	0.1	0.1
Depreciation and amortization	3.5	3.6	3.6	3.7
Impairment charges – long-lived assets	—	—	0.1	—
Other (income) expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt	—	6.1	—	2.2
Interest expense	1.2	1.4	1.2	2.1
Total expense	98.6	105.8	98.3	102.2
Income (loss) before income tax expense (benefit)	2.0	(5.0)	2.3	(1.5)
Income tax expense (benefit)	0.7	(2.1)	0.9	(0.6)
Net income (loss)	1.3%	(2.9)%	1.4%	(0.9)%

Three Month Period Ended October 31, 2015 Compared With the Three Month Period Ended November 1, 2014

Net sales

Net sales improved approximately $73.6 million, or 6.4%, to $1,230.9 million during the third quarter of Fiscal 2015, driven primarily by the following:

•	an increase in net sales of $44.3 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $32.1 million, or 2.8%, to $1,163.5 million; partially offset by
•	a $2.8 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales expanded approximately 10 basis points to 60.2% during the third quarter of Fiscal 2015. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations, remained consistent at 4.9% of net sales.

On a dollar basis, cost of sales increased $43.0 million, or 6.2%, for the third quarter of Fiscal 2015, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 50 basis points for the third quarter of Fiscal 2015 as referenced to the table below:

	(in millions)
	Three Months Ended
	October 31,	Percentage of	November 1,	Percentage of
	2015	Net Sales	2014	Net Sales	$ Variance	% Change
Store related costs	274.3	22.3%	$259.0	22.4%	$15.3	5.9%
Product sourcing costs	60.3	4.9	56.9	4.9	3.4	6.0
Corporate costs	37.3	3.0	37.6	3.2	(0.3)	(0.8)
Marketing and strategy costs	28.6	2.3	28.2	2.4	0.4	1.4
Other selling, general and administrative expenses	15.7	1.3	15.0	1.4	0.7	4.7
Selling, general and administrative expenses	$416.2	33.8%	$396.7	34.3%	$19.5	4.9%

Store related costs as a percentage of net sales improved approximately 10 basis points during the third quarter of Fiscal 2015, driven by a reduction in incentive compensation and improved leverage in occupancy costs.  On a dollar basis, the $15.3 million increase in store related costs was primarily driven by our 27 net new stores that have opened since November 1, 2014, as well as stores that opened during the third quarter of Fiscal 2014 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales remained consistent at 4.9%.  The $3.4 million increase in product sourcing costs was driven by an increase in our supply chain and merchandising costs.

Corporate costs as a percentage of net sales improved approximately 20 basis points during the third quarter of Fiscal 2015 primarily driven by a reduction in incentive compensation, partially offset by an increase in stock based compensation.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $43.2 million during the third quarter of Fiscal 2015 compared with $42.6 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 27 net new stores opened since November 1, 2014 and stores that opened during the third quarter of Fiscal 2014 that did not operate for a full 13 weeks, as well as our new corporate headquarters.

Loss on extinguishment of debt

We did not record any loss on extinguishment of debt during the third quarter of Fiscal 2015.  During the third quarter of Fiscal 2014, we recorded a loss on extinguishment of debt of $70.3 million as a result of our August 2014 debt refinancing.

Interest expense

Interest expense improved $1.8 million to $14.8 million, primarily driven by our August 2014 debt refinancing and our $30.0 million and $50.0 million principal payments on our Term Loan Facility in January 2015 and May 2015, respectively.  These improvements were partially offset by an increase in the outstanding borrowings on our ABL Line of Credit during the respective periods.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2015 compared with the prior year’s quarter, are summarized in the table below:

	Three Months Ended
	October 31,	November 1,
	2015	2014
Average interest rate – ABL Line of Credit	1.6%	1.7%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 270.2 million	$ 226.5 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,155.3 million

Income tax expense (benefit)

Income tax expense was $9.1 million during the third quarter of Fiscal 2015 compared with an income tax benefit of $24.0 million during the third quarter of Fiscal 2014. The effective tax rate for the third quarter of Fiscal 2015 was 37.7% compared with 41.2% during the third quarter of Fiscal 2014. The decrease in the effective tax rate was primarily the result of state credits available to the Company for its new corporate headquarters and the benefit of federal hiring credits from prior years realized during Fiscal 2015.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the third quarter of Fiscal 2015, resulting in the annual effective income tax rate of 38.2% (before discrete items) being our best estimate. The projected annual effective income tax rate for the third quarter of Fiscal 2014 was 40.8% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a lower state rate due to the benefit from state credits related to our corporate headquarters and our initiative to enhance our legal structure to more closely align with our operating structure.  In addition, if certain hiring credits are legislatively approved during the fourth quarter of Fiscal 2015, our projected annual effective tax rate would be further reduced by approximately 50 to 100 basis points.

Net income (loss)

We earned net income of $15.1 million for the third quarter of Fiscal 2015 compared with a net loss of $34.2 million for the comparative quarter. The improvement in our net income was primarily driven by a decrease in losses incurred on the extinguishment of our debt and our improved gross margin, partially offset by increases in our income tax expense and selling, general and administrative expenses.

Nine Month Period Ended October 31, 2015 Compared With the Nine Month Period Ended November 1, 2014

Net sales

Net sales improved $229.0 million, or 6.9%, to $3,558.2 million during the nine month period ended October 31, 2015, driven primarily by the following:

•	an increase in net sales of $140.2 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $99.4 million, or 3.0%, to $3,390.3 million; partially offset by
•	a $10.6 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales expanded approximately 90 basis points to 60.4% during the nine month period ended October 31, 2015, primarily driven by a reduction in markdown rate. This improvement was partially offset by an approximate 40 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $108.4 million, or 5.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 10 basis points during the nine month period ended October 31, 2015 as referenced to the table below:

	(in millions)
	Nine Months Ended
	October 31,	Percentage of	November 1,	Percentage of
	2015	Net Sales	2014	Net Sales	$ Variance	% Change
Store related costs	$785.3	22.1%	$739.0	22.2%	$46.3	6.3%
Product sourcing costs	171.4	4.8	147.1	4.4	24.3	16.5
Corporate costs	117.0	3.3	108.7	3.3	8.3	7.6
Marketing and strategy costs	60.2	1.7	59.2	1.8	1.0	1.7
Other selling, general and administrative expenses	41.6	1.1	39.8	1.2	1.8	4.5
Selling, general and administrative expenses	$1,175.5	33.0%	$1,093.8	32.9%	$81.7	7.5%

Store related costs as a percentage of net sales improved approximately 10 basis points during the nine month period ended October 31, 2015, driven by improved leverage in occupancy costs.  On a dollar basis, the $46.3 million increase in store related costs was primarily driven by our 27 net new stores that have opened since November 1, 2014 as well as stores that opened during the first nine months of Fiscal 2014 that did not operate for a full 39 weeks.

Product sourcing costs as a percentage of net sales increased approximately 40 basis points during the nine month period ended October 31, 2015, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs of approximately $23.4 million.

Corporate costs as a percentage of net sales remained consistent at 3.3% driven by a reduction of incentive compensation, offset by an increase in stock based compensation.  On a dollar basis, the increase in corporate costs was primarily driven by an increase in our stock compensation of approximately $4.5 million and a $2.3 million increase in business insurance attributable to our general business expansion.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $127.1 million during the nine month period ended October 31, 2015 compared with $124.3 million during the comparative period. The increase in depreciation and amortization expense was primarily driven by our 27 net new stores opened since November 1, 2014 and stores that opened during the first nine months of Fiscal 2014 that did not operate for a full 39 weeks, as well as our new corporate headquarters.

Loss on extinguishment of debt

During the nine month period ended October 31, 2015, we recorded a loss on extinguishment of debt of $0.6 million as a result of our May 1, 2015 prepayment on our Term Loan Facility. Refer to Note 2 to our Condensed Consolidated Financial Statements, “Long Term Debt,” for further details on our refinancing transaction.

During the nine month period ended November 1, 2014, we recorded a loss on the extinguishment of debt of $74.0 million, primarily related to our August 2014 debt refinancing and our April 2014 prepayment on our Holdco Notes.

Interest expense

Interest expense improved $24.5 million to $44.2 million.  This improvement was primarily driven by our August 2014 debt refinancing, our $58.0 million prepayment on our Holdco Notes in April 2014 and our $30.0 million and $50.0 million principal payments on our Term Loan Facility in January 2015 and May 2015, respectively.  These improvements were partially offset by an increase in the outstanding borrowings on our ABL Line of Credit during the respective periods.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine month period ended October 31, 2015 compared with the prior year’s quarter are summarized in the table below:

	Nine Months Ended
	October 31,	November 1,
	2015	2014
Average interest rate – ABL Line of Credit	1.6%	1.7%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 199.7 million	$ 83.8 million
Average balance – Term Loan Facility	$ 1,133.5 million	$ 940.1 million

Income tax expense (benefit)

Income tax expense was $32.5 million during the nine month period ended October 31, 2015 compared with a tax benefit of $20.5 million during the nine month period ended November 1, 2014. The effective tax rate for the nine month period ended October 31, 2015 was 38.6% compared with 41.5% during the nine month period ended November 1, 2014. The decrease in the effective tax rate was primarily the result of state credits available to the Company for its new corporate headquarters and the benefit of federal hiring credits from prior years realized during Fiscal 2015.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the nine month period ended October 31, 2015, resulting in the annual effective income tax rate of  38.2% (before discrete items) being our best estimate. The projected annual effective income tax rate for the nine month period ended November 1, 2014 was 40.8% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a lower state rate due to the benefit from state credits related to our corporate headquarters and our initiative to enhance our legal structure to more closely align with our operating structure.  In addition, if certain hiring credits are legislatively approved during the fourth quarter of Fiscal 2015, our projected annual effective tax rate would be further reduced by approximately 50 to 100 basis points.

Net income (loss)

We earned net income of $51.7 million for the nine month period ended October 31, 2015 compared with a net loss of $28.9 million for the comparative period. The improvement in our net income was primarily driven by our improved gross margin, a decrease in losses incurred on the extinguishment of our debt and a decrease in our interest expense, partially offset by increased selling, general and administrative expenses and income tax expense.

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

Cash Flow for the Nine Month Period Ended October 31, 2015 Compared With the Nine Month Period Ended November 1, 2014

We generated $3.5 million of cash flow during the nine month period ended October 31, 2015 compared with a use of $103.5 million during the comparative period.

Net cash provided by operating activities amounted to $103.7 million during the nine month period ended October 31, 2015 compared with $88.5 million during the nine month period ended November 1, 2014. The improvement in our operating cash flow was primarily driven by our improved operating results, inclusive of our August 2014 debt refinancing.  Partially offsetting these increases were changes in our accounts payable resulting from the timing of our inventory purchases.

Net cash used in investing activities was $149.5 million during the nine month period ended November 1, 2014 compared with $164.4 million during the nine month period ended November 1, 2014.  This change was primarily the result of a reduction in capital expenditures related to our new corporate headquarters, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash provided by financing activities was $49.3 million during the nine month period ended November 1, 2014 compared with a use of $27.7 million during the nine month period ended November 1, 2014. This change was primarily related to the net change in our debt obligations resulting from our August 2014 debt refinancing and May 2015 term loan repayment and a reduction in our deferred financing costs, partially offset by repurchases of our common stock.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at October 31, 2015 increased $39.3 million to $84.8 million compared with $45.5 million at November 1, 2014, primarily driven by fluctuations in our accounts payable resulting from the timing of our inventory purchases, partially offset by changes in our prepaid and payable income taxes as well as an increase in our legal accrual.  Refer to Note 11 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for discussion on our legal accrual.  Working capital at January 31, 2015 was $26.6 million.

Capital Expenditures

For the nine month period ended October 31, 2015, cash spend for capital expenditures, net of $18.5 million of landlord allowances, amounted to $135.2 million. We estimate that we will spend approximately $160 million, net of approximately $35 million of landlord allowances, in capital expenditures during Fiscal 2015, including approximately $65 million, net of the landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures).  In addition, we estimate that we will spend approximately $50 million to support our supply chain initiatives and approximately $12 million to renovate our previous corporate headquarters as part of the build-out of our corporate campus. We expect to use the remaining capital to support information technology and other initiatives.

Share Repurchase Programs

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. The repurchase program will be funded using our available cash and is authorized to be executed through June 2017.  During the nine month period ended October 31, 2015, we repurchased 2,342,414 shares of common stock for $123.0 million under this share repurchase program. As of October 31, 2015, we had $77.0 million available for purchase under this share repurchase program.

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock. This repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017. Refer to note 13 to our Condensed Consolidated Financial Statements, “Subsequent Events,” for further discussion.

We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase programs may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs.

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

Operational Growth

As of October 31, 2015, we operated 566 stores primarily under the name “Burlington Stores.” During the nine month period ended October 31, 2015, we opened 27 new Burlington Stores and closed two Burlington Stores and one MJM Store. We expect to open one net new store during the fourth quarter of Fiscal 2015 to bring our total to 25 net new stores during Fiscal 2015.

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

Debt

As of October 31, 2015, our obligations include $1,112.4 million, inclusive of original issue discount, under our Term Loan Facility and $276.2 million under our ABL Line of Credit.

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

At October 31, 2015, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

During the nine month period ended October 31, 2015, we made net borrowings on our ABL Line of Credit of $212.9 million to make our $50.0 million prepayment on our Term Loan Facility, our $123.0 million of share repurchases and for general working capital requirements.

At October 31, 2015, we had $278.2 million available under the Amended ABL Line of Credit and $276.2 million of outstanding borrowings. The maximum borrowings under the facility during the nine month period ended October 31, 2015 amounted to $330.7 million. Average borrowings during the nine month period ended October 31, 2015 amounted to $199.7 million at an average interest rate of 1.6%.

Certain Information Concerning Contractual Obligations

The Company had $643.8 million of purchase commitments related to goods that were not received as of October 31, 2015. There were no other significant changes regarding our obligations to make future payments under current contracts since January 31, 2015.

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

At October 31, 2015, we had $1,393.2 million of floating-rate debt, exclusive of original issue discount. Based on $1,393.2 million outstanding as floating-rate debt, a one percentage point increase as of October 31, 2015 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $6.0 million per year, resulting in $6.0 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of October 31, 2015, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at October 31, 2015	Additional Interest Expense Q4 2015	Additional Interest Expense Q1 2016	Additional Interest Expense Q2 2016	Additional Interest Expense Q3 2016
Term Loan Facility (a)	$1,117.0	$0.8	$0.8	$0.8	$0.8
ABL Line of Credit	276.2	0.7	0.7	0.7	0.7
	$1,393.2	$1.5	$1.5	$1.5	$1.5

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive original issue discount.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

During the quarter ended October 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims.  Actions against us are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.  The ultimate outcome of these cases could have a material adverse effect on the Company’s results of operations.

In the matter of Burlington Coat Factory Song Beverly Cases which is currently pending in the Superior Court of the State of California, Complex Division, County of Orange (Case No. JCCP No. 4681), plaintiff, on behalf of herself and others similarly situated, alleges that the Company is in violation of the Song Beverly Credit Card Act of 1971, California Civil Code section 1747.08, for collecting personal information from customers in connection with the use of credit cards by such customers to pay for merchandise at the Company’s stores.  At trial held in January 2015, the Superior Court held that the Company was in violation of California law.

In October 2015, the Company entered into a settlement agreement providing for a maximum settlement payment of $29.4 million (including attorneys’ fees and claims administration fees).  On November 6, 2015, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice period is currently under way.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $29.4 million under the settlement.  There have been no changes to the Company’s accrual related to this matter during the quarter ended October 31, 2015

This settlement, if it is approved by the Court, will result in the dismissal of all Song-Beverly claims that arose through January 28, 2015 (except for those class members who opt out of the settlement).   If this settlement is rejected by the Court, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2015 through August 29, 2015	665	$54.06	—	$174,642,500
August 30, 2015 through October 3, 2015	1,093,924	$53.04	1,079,458	117,350,798
October 4, 2015 through October 31, 2015	813,175	$49.58	812,956	77,044,566
Total	1,907,764		1,892,414

(1)

Includes 15,350 shares that were not part of our publicly announced share repurchase program. These shares represent shares which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock. As of October 31, 2015, we had $77.0 million available for purchase under this share repurchase program.  This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through June 2017. On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) has been scheduled for May 18, 2016.  Because the date of the 2016 Annual Meeting is more than 30 days before the anniversary date of the Company’s 2015 Annual Meeting of Stockholders, in accordance with Rule 14a-5 (f) under the Exchange Act, the Company is informing stockholders of the change. For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the 2016 Annual Meeting, pursuant to Rule 14a-8 under the Exchange Act, the proposal must have been be received by our Corporate Secretary at 2006 Route 130 North, Burlington, New Jersey 08016 no later than January 19, 2016.  Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act. This date of the 2016 Annual Meeting also affects the notification deadline for stockholders who wish to nominate candidates for director or propose other business for consideration at the 2016 Annual Meeting. In such case, our bylaws currently provide that, in order for a stockholder to bring nominations or business at the 2016 Annual Meeting, certain conditions set forth therein must be satisfied, including delivery of notice of such nomination or proposal to our Corporate Secretary at the address above no earlier than January 19, 2016 and no later than February 18, 2016.

Item 6. Exhibits.

Exhibit	Description

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith.

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

Date: November 24, 2015

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