Form 10-K
period 2016-01-30
Burlington Stores, Inc.
filed 2016-03-15
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

(609) 387-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,065,651,679. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

As of February 27, 2016, 72,072,840 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement in connection with its 2016 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2015 fiscal year, are incorporated by reference in Part III hereof.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 30, 2016

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 567 stores as of January 30, 2016, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended January 30, 2016, we generated total revenue of $5,129.8 million and net sales of $5,098.9 million, and earned net income, Adjusted Net Income and Adjusted EBITDA (as subsequently defined in this Form 10-K) of $150.5 million, $174.6 million and $484.0 million, respectively.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware when the company originally became a public company and currently exists as a Delaware corporation. BCFWC became a direct, wholly-owned subsidiary of Burlington Coat Factory Investments Holdings, Inc. in connection with the acquisition of BCFWC in April 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction (the Merger Transaction) and became an indirect, wholly-owned subsidiary of ours on February 14, 2013 in connection with our corporate reorganization. We completed an initial public offering of our common stock in October 2013.

Fiscal Year End

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 52 week fiscal year ended January 30, 2016 (Fiscal 2015). The fiscal years ended January 31, 2015 (Fiscal 2014) and February 1, 2014 (Fiscal 2013) also consisted of 52 weeks.

Our Stores

As of January 30, 2016, we operated 567 stores, inclusive of an internet store. Over 98% of our net sales are derived from stores we operate as Burlington stores (Burlington Stores). We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, family footwear and youth apparel as well as baby furniture, accessories, home décor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. Our broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe Burlington Stores’ substantial selection of staple, destination products attracts customers from beyond our local trade areas. We believe these products drive incremental store-traffic and differentiate us from our competitors.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, primarily fragrances. During Fiscal 2015, our rental income from all such arrangements aggregated less than 1% of our total revenues. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties. During Fiscal 2015, we began the conversion our fragrance business, which was previously operated under a licensing arrangement, to an owned category, and such sales are recorded in the line item “Net sales” in our Consolidated Statements of Operations.  By the end of the first quarter of Fiscal 2016, we expect fragrances will be exclusively an owned business.

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represent a competitive advantage. Our average store size is approximately 77,000 square feet. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment. As a result, we believe major landlords seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base.

Our store base is geographically diversified with stores located in 45 states and Puerto Rico.

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	9	NY	36
AL	7	MA	14	OH	21
AR	5	MD	16	OK	3
AZ	9	ME	2	OR	4
CA	63	MI	17	PA	31
CO	6	MN	7	PR	12
CT	10	MO	7	RI	4
DE	2	MS	2	SC	5
FL	39	NC	13	SD	1
GA	15	ND	1	TN	7
IA	2	NE	1	TX	57
ID	2	NH	3	UT	3
IL	31	NJ	31	VA	17
IN	12	NM	2	WA	11
KS	6	NV	5	WI	9
KY	5

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 567 stores, inclusive of an internet store, as of January 30, 2016. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term.  The table below shows our store openings and closings since the beginning of Fiscal 2013.

	As of February 1, 2014	As of January 31, 2015	As of January 30, 2016
Stores (beginning of period)	500	521	542
Stores opened	23	24	28
Stores closed	(2)	(3)	(3)
Stores (end of period)	521	542	567

Distribution and Warehousing

We have four distribution centers that ship approximately 93% of merchandise units to our stores. The remaining 7% of merchandise units are drop shipped from our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California, and Redlands, California. These four distribution centers occupy an aggregate of 2,786,000 square feet and each includes processing, shipping and storage capabilities.

In addition, we operate three warehousing facilities to support our distribution centers. The east coast has two supporting warehouses in Burlington, New Jersey and in Florence, New Jersey. The west coast has one supporting warehouse in Redlands, California. These three warehousing facilities occupy an aggregate of 1,056,000 square feet and primarily serve as storage facilities.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California	2006	660,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)	1987	402,000	Owned
Florence, New Jersey	2013	208,000	Leased
Redlands, California (Palmetto Ave)	2015	446,000	Leased

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

Our Off-Price Sourcing and Merchandising Model

Our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers focused on improving comparable store inventory turnover, inventory age and freshness of merchandise. We purchase merchandise from many suppliers, none of which accounted for more than 2% of our net purchases during Fiscal 2015. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

We have designed our merchant organization so that buyers focus primarily on buying, planners focus primarily on planning, and information systems help inform data-driven decisions for both groups. Buyers are in the market each week and focus on purchasing great products for great value. We seek to purchase a majority of our merchandise in-season. Buyers spend time interacting face-to-face with new and existing vendors and on continuously evaluating trends in the market to which we believe our customers would respond positively. Our buyers use a merchant scorecard that rates products across four key attributes—fashion, quality, brand and price—to help formalize a framework for buying decisions.

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Women’s Ready-to-Wear Apparel	24%	24%	24%
Accessories and Footwear	22%	22%	21%
Menswear	21%	20%	19%
Youth Apparel/Baby	16%	18%	20%
Home	11%	9%	8%
Coats	6%	7%	8%

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

Trademarks

We own the trademarks, service marks and tradenames that we use in connection with the operation of our business. Our trademarks include “Burlington Stores,” “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “Luxury Linens,” “MJM Designer Shoes,” and “Baby Depot.” We consider these trademarks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these trademarks endure for as long as they are used.

Employees

As of January 30, 2016, we employed approximately 37,500 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of January 30, 2016, employees at two of our stores were subject to collective bargaining agreements.

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

The retail sector is highly competitive, and retailers are constantly adjusting their business model, promotional activity and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending in the economic environment of the past several years, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retail categories, which could have a material adverse effect on our business, financial condition and results of operations.

Certain traditional, full-price retail chains have developed off-price concepts, which may directly compete with our business. Our competitors, including such retail chains, may seek to emulate facets of our business strategy, which could result in a reduction of any competitive advantage or special appeal that we might possess.  In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our product offerings that we believe are important in differentiating our stores. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, obtaining the products we sell may become increasingly difficult, competition for customers may increase, and our competitive position and our business could suffer.

Our ability to compete with other retailers and to meet our customer expectations may also suffer if we are unable to maintain an effective online presence or successfully execute our e-commerce platform.  Our e-commerce operating margins are impacted by a variety of factors including, but not limited to, costs to pick and ship merchandise to our customers and investments to provide the infrastructure necessary to expand our e-commerce strategy.

If we are unable to continue to meet changes in the competitive environment and to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

The market for prime real estate is competitive, and our growth strategy includes the addition of 25 net new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth.  We intend to continue to open new stores in future years, while refreshing, remodeling or relocating a portion of our existing store base annually. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our $600.0 million Second Amended and Restated Credit Agreement, dated as of August 13, 2014 (the ABL Line of Credit); however, if we experience a decline in performance, we may slow or discontinue store openings, relocations, refreshes or remodels.

We may not be able to execute our growth strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

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

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

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

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues, including strikes or threats of strikes, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our relationship with our customers.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to buy inventory in response to those trends and preferences. However, identifying consumer trends and preferences in the diverse product lines and many markets in which we do business and successfully meeting customer demand across those lines and for those markets on a timely basis is challenging. Although our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not do so successfully, which could adversely affect our sales and the markdowns required to move the resulting excess inventory will adversely affect our operating margins.

Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels or media (through Internet-based and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products.  Failure to effectively meet these changing expectations and demands may adversely impact our reputation and our financial results.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We lease substantially all of our store locations.  Most of our current leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods.  Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to effectively manage our existing portfolio of real estate leases, renew existing leases or lease suitable alternative locations, or enter into leases for new stores on favorable terms, our growth and profitability may be negatively impacted.

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

Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter season or cool weather during the spring or summer season could render a portion of our inventory incompatible with those unseasonable conditions, particularly in light of our historical product mix. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because a significant portion of our net sales historically have occurred during the five-month period from September through January, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

We do not have long-term contracts with any of our vendors and if we are unable to purchase suitable merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is attractive to our customers and our sales may be harmed.

The products that we offer are manufactured by third party vendors. Some of our key vendors may limit the number of retail channels they use to sell their merchandise, which may, in limited cases, result in intense competition among retailers to obtain and sell these goods. In addition, most of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long-term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales. In addition, events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, importation of products, costs, production, insurance and reputation.

Our failure to attract, train and retain quality associates in appropriate numbers could adversely affect our business.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other associates in large numbers as well as experienced buying and management personnel, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  Many of our store associates are in entry level or part-time positions with historically high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase.  Availability and skill of associates may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively.

In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key associates across the company, including within our buying organization.  Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets.  If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

We are also dependent upon temporary personnel to adequately staff our stores and distribution facilities, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in associate turnover rates could have a material adverse effect on our business or results of operations.

Labor costs, including healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs while controlling costs, including costs of providing health, retirement and other associate benefits, is subject to various factors such as unemployment levels; prevailing wage rates and minimum wage requirements; participant benefit levels; economic conditions; interest rate changes; health and other insurance costs; and the regulatory environment, including health care legislation, and governmental labor and employment and associate benefits programs and requirements.  When wage rates or benefit levels increase in a market, increasing our wages or benefits may cause our earnings to decrease, while failing to increase our wages or benefits competitively or reducing our wages or benefits could result in a decline in our ability to attract or retain associates or in the quality of our workforce, causing our customer service or performance to suffer, which could impact our results.

Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to us.

We are a party to contracts, transactions and business relationships with various third parties, including, without limitation, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit and other vital matters. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress of such third parties.

If any of the third parties with which we do business become subject to bankruptcy, receivership or similar proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurances that we would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.

Although we purchase most of our inventory from vendors domestically, merchandise production is located primarily overseas.

We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from vendors. Factors which affect overseas production could affect our vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales and gross margins in the retail industry.

Such factors include:

•

political or labor instability in countries where vendors are located or at foreign ports which could result in lengthy shipment delays, which, if timed ahead of the Fall and Winter peak selling periods, could materially and adversely affect our ability to stock inventory on a timely basis;

•

  disruptions in the operations of domestic ports through which we import our merchandise, including but not limited to labor disputes involving work slowdowns, lockouts or strikes, which could require us and/or our vendors to ship merchandise to alternative ports in the United States or through the use of more expensive means.  Shipping to alternative ports in the United States could result in increased lead times and transportation costs.  Disruptions at ports through which we import our goods could also result in unanticipated inventory shortages;

•	political or military conflict, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

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

•	natural disasters and industrial accidents, which could have the effect of curtailing production and disrupting supplies;

•	increases in labor and production costs in goods-producing countries, which would result in an increase in our inventory costs;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our vendors’ local currency against the dollar, which may increase our cost of goods sold; and

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

Our business would be disrupted severely if one of our primary distribution centers were to shut down.

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise, and a strong, efficient and flexible distribution network is critical to our ability to grow and to maintain a low-cost operating structure.   Accordingly, we must ensure that we continue to add capacity to our existing distribution centers and build out planned additional distribution centers timely and cost effectively.

A disruption within our distribution network, including the shutdown of or loss of significant capacity by one of our current primary distribution centers, could adversely affect our ability to deliver inventory in a timely manner.

Failure to operate information systems and implement new technologies effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses or malware; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our associates or contractors.  Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

We modify, update, and replace our systems and infrastructure from time to time, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality, such as for cloud computing technologies and for the continued operation and development of our e-commerce businesses. We also modify and change our procedures for, and add and change vendors who assist us with designing, implementing and maintaining our systems. Although we believe we are diligent in selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and its infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information systems, including our ability to operate and maintain them effectively, to select appropriate vendors to maintain or enhance them and to select and implement appropriate new technologies, systems, controls, hardware, software and applications and adequate disaster recovery systems successfully. The failure of our information systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

Some aspects of our business, like that of most retailers, involves the receipt, storage and transmission of customers' personal information, consumer preferences and payment card information, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors.  We rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information.  Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies. Computer hackers or other unauthorized third parties may attempt to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceipt and, if successful, misappropriate personal information, payment card or check information or confidential business information. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our associates, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss.  However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.  The payment card industry set October 1, 2015 as the date on which liability shifted for certain debit and credit card transactions to retailers who do not able accept EMV chip technology transactions. Implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers. As a result, payment providers may shift  to us the liability for chargebacks related to fraudulent transactions generated through EMV chip enabled cards before our implementation and certification of the EMV chip technology. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Any prolonged inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems.  If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

Issues with merchandise quality or safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results. We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, and issues with the genuineness of merchandise, or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Failure to comply with existing laws, rules and regulations or changes in existing laws, rules and regulations could negatively affect our business operations and financial performance.

We are subject to federal, state and local laws, rules and regulations, any of which may change from time to time. These legal, regulatory and administrative requirements collectively affect multiple aspects of our business, including the cost of providing health care and retirement benefits, workforce management, logistics, marketing, import/export, sourcing and manufacturing, data protection and others. If we fail to comply with these laws, rules, and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our operations and our financial results and condition. Further, applicable accounting principles and interpretations may change from time to time, and the changes could have material effects on our reported financial results and condition.

We must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. These changes could increase our costs of compliance or of doing business and could adversely affect our operating results, including those involving labor and employment benefits; health and welfare and financial regulations; consumer protection and product safety; data protection and privacy; climate change, supply chain, energy and waste; Internet regulations, including e-commerce, electronic communications and privacy; and protection of third party intellectual property rights.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely on advertising to increase consumer awareness of our product offerings and pricing to drive store traffic and traffic to our e-commerce site. In addition, we rely and will increasingly rely on other forms of media advertising, including, without limitation, social media and e-marketing. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

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

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our associates or third parties acting at our direction to abide by applicable laws and regulations in the use of theses platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.  Damage to our reputation could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

The loss of key personnel may disrupt our business and adversely affect our financial results.

We depend on the contributions of key personnel in various functions for our continued success. Although we have entered into employment agreements with certain executives, we may not be able to retain all of our executive and key personnel. These executives and other key personnel may be hired by our competitors, some of which have considerably more financial resources than we do.  The loss of key personnel, or the inability to hire, train, motivate and retain qualified associates, or changes to our organizational structure, operating results, or business model that adversely affect morale or retention, could adversely affect our business, financial condition and results of operations.

Effective succession planning is also a key factor for our success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key personnel could adversely affect our strategic planning and execution and negatively affect our business, financial condition and results of operations.  If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the workforce could be disrupted.

Circumstances limiting our ability, or the ability of our vendors, to access capital markets could adversely affect our business or financial condition.

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

In many cases, our vendors depend upon commercial credit to finance their operations. If they are unable to secure commercial financing, our vendors could seek to change the terms on which they sell to us, which could negatively affect our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us.

Legal and regulatory proceedings could have an adverse impact on our results of operations.

We are subject to various legal and regulatory proceedings relating to our business, certain of which may involve jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class action litigation brought under various consumer protection, employment, and privacy and information security laws. Accruals are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that we devote substantial time and expense to defend our Company. Unfavorable rulings could result in a material adverse impact on our business, financial condition or results of operations.

Our stock price has been and may continue to be volatile.

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies. This volatility could affect the price of our common stock.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

Our substantial indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

As of January 30, 2016, our total indebtedness was $1,304.9 million, including $1,112.6 million, inclusive of original issue discount, under our $1,200.0 million Senior Secured Term Loan Facility, pursuant to our term loan credit agreement (the Term Loan Credit Agreement) dated as of February 24, 2011, as amended, and $167.4 million under our ABL Line of Credit. Estimated cash required to make interest payments for these debt obligations amounts to approximately $51.3 million for the fiscal year ended January 28, 2017.  On May 1, 2015, we made a $50.0 million prepayment on our Term Loan Credit Agreement, which offset the mandatory quarterly principal payments through May 1, 2021.

Our ability to make payments and to refinance our debt, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the ABL Line of Credit and the Term Loan Credit Agreement, may restrict us from affecting any of these alternatives.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or associates.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other associates to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and associates. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We own the land and/or buildings for 40 of our stores and have leases for 529 of our stores. Most of our store leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

We own approximately 97 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and an office facility of approximately 648,000 square feet. We lease a 660,000 square foot distribution facility in San Bernardino, California and two additional distribution facilities for storage/support purposes in New Jersey and California, with a combined square footage of 1,478,000 square feet. We also lease approximately 35,000 square feet of office space in New York City.

The following table identifies the years in which our leases (exclusive of distribution and corporate leased locations), existing at January 30, 2016, expire, showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available. For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified. Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Year Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2016—2017	14	103
2018—2019	11	154
2020—2021	11	81
2022—2023	3	45
2024—2025	7	44
Thereafter to 2078	6	50
Total	52	477

Item 3.	Legal Proceedings

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

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.” The following table sets forth, for the periods indicated below, the quarterly high and low sales prices per share of our common stock during Fiscal 2015 and Fiscal 2014.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$61.02	$49.80	$32.55	$23.88
Second Quarter	$56.75	$48.58	$33.59	$26.77
Third Quarter	$55.57	$45.66	$42.61	$32.07
Fourth Quarter	$53.73	$40.70	$52.14	$40.73

Holders

As of February 27, 2016, we had 224 holders of record of our common stock.

Dividends

During the past two fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness as described in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

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

The following graph compares the cumulative total stockholder return on our common stock from October 2, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 30, 2016, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	October 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016
Burlington Stores, Inc.	$100.00	$102.28	$199.48	$214.83
S&P 500 Index	$100.00	$105.24	$117.78	$114.54
S&P Retailing Index	$100.00	$100.62	$119.48	$138.07

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 30, 2016:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 through November 28, 2015	—	$—	—	$277,044,566
November 29, 2015 through January 2, 2016	1,601,688	$48.33	1,601,688	199,642,540
January 3, 2016 through January 30, 2016 (1)	1,939	$51.31	—	199,642,540
Total	1,603,627		1,601,688

(1)

These shares were not part of our publicly announced share repurchase program. Rather, these shares represent shares which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock, which we completed during the fourth quarter of Fiscal 2015.  On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock.  This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.  As of January 30, 2016, we had $199.6 million available for purchase under this share repurchase program.  For a further discussion of our share repurchase programs, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2015, Fiscal 2014 and Fiscal 2013, and for the fiscal years ended February 2, 2013 (Fiscal 2012) and January 28, 2012 (Fiscal 2011) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended(1)
	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$3,887,531	$4,165,504	$4,461,987	$4,849,634	$5,129,843
Net (loss) income	$(6,272)	$25,301	$16,150	$65,955	$150,482
Net (loss) income per share—basic:
Class L stockholders	$24.58	$28.76	$31.93	$—	$—
Common stockholders	$(0.26)	$(0.24)	$(0.26)	$0.89	$2.03
Net (loss) income per share—diluted:
Class L stockholders	$24.58	$28.76	$31.93	$—	$—
Common stockholders	$(0.28)	$(0.27)	$(0.39)	$0.87	$1.99
Consolidated Balance Sheet Data (end of the period):
Inventory	682,260	680,190	720,052	788,708	783,528
Total assets	2,501,143	2,478,082	2,621,092	2,624,569	2,580,147
Long term debt	1,605,464	1,335,532	1,369,159	1,249,276	1,303,497
Class L common stock(2)	884,945	1,029,189	—	—	—
Stockholders’ deficit(3)	(995,890)	(1,109,458)	(150,468)	(65,951)	(99,022)
Other Financial Data:
Adjusted Net Income(4)	37,350	59,589	70,239	138,577	174,555
Adjusted EBITDA(5)	315,000	331,964	383,697	448,066	484,029
Comparable store sales growth(6)	0.7%	1.2%	4.7%	4.9%	2.1%
Gross margin rate	38.7%	38.8%	39.1%	39.7%	40.0%
Store payroll as a percentage of net sales	9.6%	9.7%	9.1%	8.8%	8.6%
Cash flow increase (decrease)	5,450	7,672	89,648	(107,635)	(4,434)
Working capital(7)(8)	337,901	104,799	80,604	26,566	18,594

(1)	Fiscal 2015, Fiscal 2014, Fiscal 2013 and Fiscal 2011 consisted of 52 weeks. Fiscal 2012 consisted of 53 weeks.
(2)

Prior to our initial public offering, each outstanding share of our Class A common stock was automatically cancelled, each outstanding share of our Class L common stock was automatically converted into one share of our Class A common stock, effected for an 11-for-1 split, and then reclassified into common stock.

(3)

In February 2013, we declared a special cash dividend of approximately $336.0 million ($5.89/unit) to our stockholders from the proceeds of the offering of the $350.0 million aggregate principal amount of Senior Notes (Holdco Notes), payable to Class A and Class L stockholders on a pro rata basis. In February 2011, in connection with the offering of the 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes) by BCFWC and the refinancing of the Senior Secured Term Loan Facility, we declared a special cash dividend of approximately $300.0 million ($5.40 per unit), in the aggregate, payable to Class A and Class L stockholders on a pro rata basis.

(4)

We define Adjusted Net Income as net income (loss), exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments, secondary offerings, termination of Advisory Agreement and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; and (vii) other unusual, non-recurring or extraordinary expenses, losses or charges, all of which are tax effected to arrive at Adjusted Net Income.

(5)

We define Adjusted EBITDA as net income (loss), exclusive of (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments, secondary offerings, termination of our Advisory Agreement and other, and (iv) other unusual, non-recurring or extraordinary expenses, losses or charges.

(6)

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.

(7)	We define working capital as current assets (excluding restricted cash) minus current liabilities.
(8)

During the fourth quarter of Fiscal 2015, the Company prospectively adopted the guidance per ASU 2015-17 (ASU 2015-17), as defined in Note 2 to our Consolidated Financial Statements, “Recent Accounting Pronouncements,” which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. Prior to the adoption of this standard, the Company separately present DTAs and DTLs as current or noncurrent in its Consolidated Balance Sheets.  Prior period working capital amounts for Fiscal 2011 through Fiscal 2014 were not retrospectively adjusted to reflect the adoption of this ASU.

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

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 567 stores as of January 30, 2016, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Overview of Fiscal 2015 Operating Results

Highlights from Fiscal 2015 compared with Fiscal 2014 include the following:

•	We generated total revenues of $5,129.8 million compared with $4,849.6 million.
•	Net sales improved $284.4 million to $5,098.9 million (inclusive of a 2.1% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.0% compared with 39.7%, which was offset by an approximate 30 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.3% compared with 31.6%, inclusive of the approximate 30 basis point increase in product sourcing costs.
•	We earned net income of $150.5 million compared with $66.0 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-K) improved $36.0 million to $174.6 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-K) improved $36.0 million to $484.0 million.

Hedging Transactions

On August 19, 2014, we entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015 we received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts. As a result of these transactions, the amount of loss deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes. As the hedged transactions associated with the Previous Interest Rate Cap Contracts are still probable of occurring, we will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, we entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. Refer to Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” for further details.

Share Repurchase Programs

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock, which we fully utilized during the fourth quarter of Fiscal 2015. On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017. As of January 30, 2016, we had $199.6 million available for purchase under this share repurchase program.  Refer to the section below entitled “Liquidity and Capital Resources” for further discussion related to our share repurchase programs.

Secondary Offerings

On April 7, 2015, we closed a secondary public offering of 12,490,154 shares of our common stock (the Secondary Offering). All of the shares sold in the Secondary Offering were offered by selling stockholders. We did not receive any of the proceeds from the Secondary Offering. We incurred $0.2 million in offering costs related to the Secondary Offering, which are included in the line item “Costs related to debt amendments, secondary offerings, termination of advisory agreement and other” on our Consolidated Statements of Operations.

Store Openings, Closings and Relocations

During Fiscal 2015, we opened 28 new stores under the name “Burlington Stores” and closed two Burlington Stores and one MJM Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ended January 28, 2017 (Fiscal 2016), we plan to open 25 net new stores.

Ongoing Initiatives for Fiscal 2016

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

•

Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our much improved store experience continues to resonate with our customers. During Fiscal 2015, we updated our customer survey to provide more actionable customer feedback to stores. Stores develop action plans to address clearly identified areas of focus. Store managers have the ability to review immediate feedback from their customers, and react accordingly. As a result, we have seen strong increases in overall customer satisfaction scores, as well as friendliness of our associates, speed of checkout, interior cleanliness, and ease of shopping.

•

Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products, bath and cosmetic merchandise, housewares and décor for the home, and beauty, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories.

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

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2015. By focusing on opening stores with attractive unit economics we are able to achieve attractive returns on capital and continue to grow our margins. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

•

Enhancing the Store Experience Through Store Remodels. We continue to invest in store remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space, added new departments such as home and accessories and made various other improvements as appropriate by location.

•	Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•

Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•

Enhance Purchasing Power. We believe that our increasing size and West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

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

A slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, outlet stores and with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington Stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

•	Adjusted Net Income does not reflect amounts charged during the fourth quarter of Fiscal 2015 or Fiscal 2014 related to certain ongoing litigation matters; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges.

For Fiscal 2015, Adjusted Net Income improved $36.0 million to $174.6 million. For Fiscal 2014, Adjusted Net Income improved $68.3 million to $138.6 million. These improvements were the result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Reconciliation of net income to Adjusted Net Income:
Net income	$150,482	$65,955	$16,150
Net favorable lease amortization (a)	24,130	25,960	29,326
Costs related to debt amendments, secondary offerings, termination of advisory agreement and other (b)	247	2,412	23,026
Stock option modification expense (c)	1,368	2,940	10,418
Loss on extinguishment of debt (d)	649	74,347	16,094
Impairment charges (e)	6,111	2,579	3,180
Advisory fees (f)	105	185	2,909
Litigation accrual(g)	5,600	9,280	—
Tax effect (h)	(14,137)	(45,081)	(30,864)
Adjusted Net Income	$174,555	$138,577	$70,239

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction, and are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Operations.

(b)

Costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively, as well as fees associated with the termination of our advisory agreement with Bain Capital and costs associated with our secondary offerings.

(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to our Term Loan Credit Agreement in May 2013 and to the partial redemptions of our Holdco Notes in November 2013.

(e)	Represents impairment charges on long-lived assets.
(f)

For Fiscal 2015 and Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our Advisory Agreement with Bain Capital which was terminated on October 2, 2013. All amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Refer to Note 18 to our Consolidated Financial Statements, “Related Party Transactions,” for further detail.

(g)

Represents amounts charged during the fourth quarters of Fiscal 2015 and Fiscal 2014 for certain ongoing litigation matters.  Refer to Note 17 to our Consolidated Financial Statements, “Commitments and Contingencies.”

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

•	Adjusted EBITDA does not reflect impairment charges on long-lived assets;
•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect amounts charged during the fourth quarter of Fiscal 2015 or Fiscal 2014 related to certain ongoing litigation matters; and
•	Adjusted EBITDA does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges.

For Fiscal 2015 Adjusted EBITDA improved $36.0 million to $484.0 million. For Fiscal 2014, Adjusted EBITDA increased $64.4 million to $448.1 million. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Reconciliation of net income to Adjusted EBITDA:
Net income	$150,482	$65,955	$16,150
Interest expense	58,999	83,745	127,739
Interest income	(25)	(38)	(222)
Loss on extinguishment of debt (a)	649	74,347	16,094
Costs related to debt amendments, secondary offerings, termination of advisory agreement and other (b)	247	2,412	23,026
Stock option modification expense (c)	1,368	2,940	10,418
Advisory fees (d)	105	185	2,909
Depreciation and amortization	172,099	167,580	168,195
Impairment charges (e)	6,111	2,579	3,180
Litigation accrual (f)	5,600	9,280	—
Tax expense	88,394	39,081	16,208
Adjusted EBITDA	$484,029	$448,066	$383,697

(a)

For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility. For Fiscal 2013, amounts relate to Amendment No. 3 to our Term Loan Credit Agreement in May 2013 and to the partial redemptions of our Holdco Notes in November 2013.

(b)

Costs are primarily related to advisory and professional fees associated with Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively, as well as fees associated with the termination of our advisory agreement with Bain Capital and costs associated with our secondary offerings.

(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

For Fiscal 2015 and Fiscal 2014, amounts represent reimbursement for out-of-pocket expenses that are payable to Bain Capital. For Fiscal 2013, amounts primarily represent the annual advisory fee of Bain Capital expensed during the fiscal periods in connection with our Advisory Agreement with Bain Capital which was terminated on October 2, 2013. All amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Refer to Note 18 to our Consolidated Financial Statements, “Related Party Transactions,” for further detail.

(e)	Represents impairment charges on long-lived assets.
(f)

Represents amounts charged during the fourth quarters of Fiscal 2015 and Fiscal 2014 for certain ongoing litigation matters.  Refer to Note 17 to our Consolidated Financial Statements, “Commitments and Contingencies.”

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. The table below depicts our comparable store sales during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

Comparable Store Sales
Fiscal 2015	2.1%
Fiscal 2014	4.9%
Fiscal 2013	4.7%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 30 basis points from 39.7% during Fiscal 2014 to 40.0% during Fiscal 2015, primarily driven by a reduction in markdown rate.  This improvement was offset by the approximate 30 basis point increase in product sourcing costs that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Gross margin as a percentage of net sales during Fiscal 2013 was 39.1%.

Inventory. Inventory at January 30, 2016 decreased to $783.5 million from $788.7 million at January 31, 2015. This decrease was primarily driven by a decrease in our comparable store inventory of approximately 6% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover, and a decrease in our pack-and-hold inventory of approximately $16 million.  These decreases were partially offset by our 25 net new stores opened since January 31, 2015.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the freshness of our store inventory. This is significant because usually the longer the inventory is sitting in stores, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover rate (exclusive of warehouse inventory) improved to 5.3 turns per year during Fiscal 2015 compared with 4.9 turns per year during Fiscal 2014.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.6% during Fiscal 2015 compared with 8.8% during Fiscal 2014 and 9.1% during Fiscal 2013. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $4.4 million during Fiscal 2015, resulting in a cash and cash equivalent balance of $20.9 million as of January 30, 2016 compared with a decrease in cash and cash equivalents of $107.6 million during Fiscal 2014. The improvement in our cash flow was primarily driven by the net changes in our debt obligations resulting from our August 2014 debt refinancing and our May term loan repayment as well as our improved operating results. In addition, there was a reduction in our capital expenditures related to the completion of our new corporate headquarters during the fourth quarter of Fiscal 2014 and store expenditures (new stores, store refreshes and remodels and other store expenditures), partially offset by an increase in expenditures to support our supply chain initiatives. These increases were partially offset by repurchases of our common stock, changes in our accounts payable resulting from the timing of our inventory purchases, changes in our incentive compensation as well as changes in our prepaid rent due to the timing of our rental payments in relation to our fiscal calendar. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital at January 30, 2016 was $18.6 million compared with $26.6 million at January 31, 2015. The decrease in working capital was primarily related to the classification of our deferred tax assets as long-term as of January 30, 2016 as a result of our prospective adoption of ASU 2015-17.  In addition, we experienced decreases in our accounts receivable and inventories as noted above.  These decreases were partially offset by the fluctuation in our accounts payable as previously noted, a decrease in our income taxes payable and a reduction of our accrued incentive compensation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Other revenue	0.6	0.7	0.8
Total revenue	100.6	100.7	100.8
Cost of sales	60.0	60.3	60.9
Selling, general and administrative expenses	31.3	31.6	31.4
Costs related to debt amendments, secondary offerings, termination of advisory agreement and other	—	—	0.5
Restructuring and separation costs	—	—	0.1
Stock option modification expense	0.1	0.1	0.2
Depreciation and amortization	3.4	3.4	3.8
Impairment charges-long-lived assets	0.1	0.1	0.1
Other income—net	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	—	1.5	0.3
Interest expense (inclusive of gain (loss) on interest rate cap agreements)	1.2	1.7	2.9
Total cost and expenses	96.0	98.5	100.0
Income before income tax expense	4.6	2.2	0.8
Income tax expense	1.7	0.8	0.4
Net income	2.9%	1.4%	0.4%

Performance for Fiscal Year (52 weeks) Ended January 30, 2016 (Fiscal 2015) Compared with Fiscal Year (52 weeks) Ended January 31, 2015 (Fiscal 2014)

Net sales

Net sales improved $284.4 million, or 5.9%, to $5,098.9 million, primarily attributable to the following:

•	an increase of $198.2 million from new stores opened during Fiscal 2015 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $100.2 million, or 2.1%, to $4,829.3 million; partially offset by
•	a $14.0 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. Our ability to achieve a positive comparable store sales despite the weather demonstrates the progress we are making toward de-weathering our business, which continues to be a goal for us.  We also benefited from the transition of our fragrance sales from rental income from leased department to an owned business, as discussed below.

Other revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges and miscellaneous revenue items) decreased $4.2 million to $30.9 million, primarily driven by a reduction in rental income from third party fragrance sales. During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Consolidated Statements of Operations.  By the end of the first quarter of Fiscal 2016, we expect fragrances will be exclusively an owned business.

Cost of sales

Cost of sales as a percentage of net sales increased approximately 30 basis points to 60.0% during Fiscal 2015, primarily driven by a reduction in markdown rate. This improvement was offset by the approximate 30 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Operations. On a dollar basis, cost of sales increased $158.8 million, or 5.5%, primarily driven by our overall increase in sales, partially offset by the reduction in markdown rate.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 30 basis points during Fiscal 2015 as referenced to the table below:

	(in millions)
	Fiscal Year Ended
	January 30,	Percentage of	January 31,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	$1,057.7	20.7%	$1,008.1	20.9%	$49.6	4.9%
Product sourcing costs	229.4	4.5	204.1	4.2	25.3	12.4
Corporate costs	155.7	3.1	158.3	3.3	(2.6)	(1.6)
Marketing and strategy costs	94.5	1.9	94.7	2.0	(0.2)	(0.2)
Other selling, general and administrative expenses	60.4	1.1	55.7	1.2	4.7	8.4
Selling, general and administrative expenses	$1,597.7	31.3%	$1,520.9	31.6%	$76.8	5.0%

Store related costs as a percentage of net sales improved approximately 20 basis points during Fiscal 2015, driven by a 10 basis point expense leverage achieved in store payroll and a 10 basis point improvement driven by a reduction of incentive compensation. On a dollar basis, the $49.6 million increase was primarily driven by our 25 net new stores that opened during Fiscal 2015 as well as stores that opened during Fiscal 2014, but did not operate for the full fiscal year.

Product sourcing costs as a percentage of net sales increased approximately 30 basis points during Fiscal 2015, which offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs, which were partially offset by a reduction in incentive compensation.

Corporate costs as a percentage of net sales improved approximately 20 basis points during Fiscal 2015 driven by a reduction of incentive compensation of approximately 20 basis points and a reduction in legal expenses related to certain ongoing litigation matters of approximately 10 basis points, partially offset by an increase in stock based compensation of approximately 10 basis points.

Costs related to debt amendments, secondary offerings, termination of advisory agreement and other

During Fiscal 2015 and Fiscal 2014, costs related to debt amendments, secondary offerings, termination of advisory agreement and other totaled $0.2 million and $2.4 million, respectively, and were primarily related to our secondary offerings.  Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our secondary offerings.

Stock option modification expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary through the fiscal year ended February 3, 2018. During Fiscal 2015 and Fiscal 2014, we recorded $0.3 million and $0.6 million, respectively, of expense related to these payments. We expect to recognize the remaining expense of $0.1 million and less than $0.1 million during the fiscal years ended January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary through the fiscal year ended February 3, 2018. During Fiscal 2015 and Fiscal 2014, we recognized $1.1 million and $2.3 million, respectively, of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $0.5 million and $0.1 million during the fiscal years ended January 28, 2017 and February 3, 2018, respectively.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $172.1 million during Fiscal 2015 compared with $167.6 million during Fiscal 2014. The increase in depreciation and amortization expense was primarily driven by our 25 net new stores that opened during Fiscal 2015 and stores that opened during Fiscal 2014, but did not operate for the full fiscal year, as well as our new corporate headquarters, which opened during the fourth quarter of Fiscal 2014.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $6.1 million and $2.6 million during Fiscal 2015 and Fiscal 2014, respectively. We recorded impairment charges related to store-level assets for five stores during Fiscal 2015 and three stores during Fiscal 2014. During Fiscal 2015 and Fiscal 2014, we also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $4.9 million to $5.9 million during Fiscal 2015. The decrease in other income was primarily driven by a favorable $3.2 million one-time legal settlement during Fiscal 2014.  Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.

Loss on extinguishment of debt

During Fiscal 2015, we recorded a loss on extinguishment of debt of $0.6 million as a result of the May 1, 2015 prepayment on our Term Loan Facility.  During Fiscal 2014, we recorded a loss on extinguishment of debt of $74.3 million, primarily driven by a $70.3 million loss as a result of our August 2014 refinancing transactions and a $3.6 million loss as a result of the April 4, 2014 partial redemption of our Holdco Notes.

Interest expense

Interest expense improved $24.7 million to $59.0 million, primarily driven by our August 2014 debt refinancing, our $58.0 million prepayment on our Holdco Notes in April 2014 and our $30.0 million and $50.0 million principal payments on our Term Loan Facility in January 2015 and May 2015, respectively.  These improvements were partially offset by an increase in the outstanding borrowings on our ABL Line of Credit during the respective periods.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit for Fiscal 2015 compared with Fiscal 2014 are summarized in the table below:

	Fiscal Year Ended
	January 30,	January 31,
	2016	2015
Average interest rate – ABL Line of Credit	1.6%	1.8%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 199.3 million	$ 87.7 million
Average balance – Term Loan Facility	$ 1,129.4 million	$ 1,004.2 million

Income tax expense

Income tax expense was $88.4 million for Fiscal 2015 compared with $39.1 million for Fiscal 2014. The effective tax rate was 37.0% related to pre-tax income of $238.9 million for Fiscal 2015, and the effective tax rate was 37.2% related to pre-tax income of $105.0 million for Fiscal 2014. The decrease in the effective tax rate was primarily driven by a decrease in state tax rate.

Net income

We earned net income of $150.5 million during Fiscal 2015 compared with net income of $66.0 million for Fiscal 2014. The improvement in our net income was primarily driven by our improved gross margin, a decrease in losses incurred on the extinguishment of our debt and a decrease in our interest expense, partially offset by increased selling, general and administrative expenses and income tax expense.

Performance for Fiscal Year (52 weeks) Ended January 31, 2015 (Fiscal 2014) Compared with Fiscal Year (52 weeks) Ended February 1, 2014 (Fiscal 2013)

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

Other Revenue

Other revenue increased $0.6 million to $35.1 million for Fiscal 2014 compared with $34.5 million for Fiscal 2013, driven by increased layaway sales volume.

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

During Fiscal 2015, we changed the presentation of the amounts included within selling, general and administrative expenses in order to align our external reporting of these costs with how they are reviewed by senior management. Prior year amounts have been reclassified to conform to the current period presentation. Selling, general and administrative expenses are summarized in the table below:

	(in millions)
	Fiscal Year Ended
	January 31,	Percentage of	February 1,	Percentage of
	2015	Net Sales	2014	Net Sales	$ Variance	% Change
Store related costs	$1,008.1	20.9%	$942.8	21.2%	$65.3	6.9%
Product sourcing costs	204.1	4.2	168.1	3.8	36.0	21.4
Corporate costs	158.3	3.3	132.0	3.0	26.3	19.9
Marketing and strategy costs	94.7	2.0	93.0	2.1	1.7	1.8
Other selling, general and administrative expenses	55.7	1.2	55.9	1.3	(0.2)	(0.4)
Selling, general and administrative expenses	$1,520.9	31.6%	$1,391.8	31.4%	$129.1	9.3%

Store related costs as a percentage of net sales improved approximately 30 basis points during Fiscal 2014. This improvement was driven by positive leverage from our 4.9% increase in comparable store sales and reductions in store payroll of approximately 30 basis points driven by initiatives executed during Fiscal 2014.

On a dollar basis, the $65.3 million increase in store related costs was primarily driven by our 21 net new stores that have opened during Fiscal 2014 as well as stores that opened during Fiscal 2013, but did not operate for a full Fiscal 2013.

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

During Fiscal 2013, costs related to debt amendments, secondary offerings, termination of advisory agreement and other totaled $23.0 million, primarily related to $10.1 million of fees associated with the termination of our Advisory Agreement with Bain Capital, and $8.9 million and $2.6 million related to Amendments No. 2 and No. 3 to our Term Loan Credit Agreement in February 2013 and May 2013, respectively. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details on our amendments to our Term Loan Credit Agreement and Note 18, “Related Party Transactions,” to our Consolidated Financial Statements for further details on the termination of our Advisory Agreement with Bain Capital.

Stock Option Modification Expense

During Fiscal 2014, we recorded $0.6 million of expense related to cash payments and $2.3 million of incremental non-cash stock option expense related to our May 2013 stock option modification.

Depreciation and Amortization

Depreciation and amortization amounted to $167.6 million during Fiscal 2014 compared with $168.2 million during Fiscal 2013. The decrease in depreciation and amortization expense was primarily driven by the expiration dates of certain of our favorable leases, partially offset by our 21 net new stores that opened during Fiscal 2014.

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

Other Income, Net

Other income, net increased $1.8 million to $10.8 million during Fiscal 2014 compared with Fiscal 2013. The increase in other income was due to a favorable $3.2 million one-time legal settlement during Fiscal 2014, partially offset by a decrease in breakage income as a result of a change in the redemption patterns of gift card usage. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.

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

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit for Fiscal 2014 compared with Fiscal 2013 are summarized in the table below:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Average Interest Rate—ABL Line of Credit	1.8%	2.1%
Average Interest Rate—Term Loan	4.3%	4.6%
Average Balance—ABL Line of Credit	$ 87.7 million	$ 35.4 million
Average Balance—Term Loan	$1,004.2 million	$869.2 million

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

Net Income

We earned net income of $66.0 million during Fiscal 2014 compared with $16.2 million for Fiscal 2013. The increase in our net income position was primarily driven by our improved gross margin, partially offset by increased selling, general and administrative expenses.

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

Cash Flows

Cash Flows for Fiscal 2015 Compared with Fiscal 2014

We used $4.4 million of cash flows during Fiscal 2015 compared with $107.6 million during Fiscal 2014.

Net cash provided by operating activities amounted to $327.5 million and $302.3 million during Fiscal 2015 and Fiscal 2014, respectively. The increase was primarily driven by our improved operating results, inclusive of the impact of our August 2014 debt refinancing and changes in our incentive compensation. Partially offsetting these increases were changes in our accounts payable resulting from the timing of our inventory purchases and changes in our prepaid rent due to the timing of our rental payments in relation to our fiscal calendar.

Net cash used in investing activities was $194.7 million and $216.5 million during Fiscal 2015 and Fiscal 2014, respectively. This change was primarily the result of reductions in capital expenditures related to our new corporate headquarters which was completed during the fourth quarter of Fiscal 2014 and store expenditures (new stores, store refreshes and remodels and other store expenditures), partially offset by an increase in expenditures to support our supply chain initiatives.

Net cash used in financing activities was $137.2 million during Fiscal 2015 compared to $193.5 million during Fiscal 2014. This change in cash was primarily related to the net change in our debt obligations resulting from our August 2014 debt refinancing and our Term Loan Facility prepayment in May 2015, as well as a reduction in our deferred financing costs, partially offset by repurchases of our common stock.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at January 30, 2016 was $18.6 million compared with $26.6 million at January 31, 2015. Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital.

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

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at January 30, 2016 decreased $54.0 million to $26.6 million from $80.6 million at February 1, 2014. The decrease in working capital was primarily attributable to a decrease in our cash and cash equivalents as discussed above, an increase on our accounts payable resulting from the timing of our inventory purchases and our 21 net new stores opened during Fiscal 2014 and an increase in our legal accruals, partially offset by an increase in our inventories as discussed above and the $58.0 million redemption of our Holdco Notes on April 4, 2014.

Capital Expenditures

For Fiscal 2015, cash spend for capital expenditures, net of $41.8 million of landlord allowances, amounted to $160.0 million. These capital expenditures include approximately $61 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures).  In addition, we made capital expenditures of approximately $50 million to support our supply chain initiatives, approximately $13 million related to the renovation of our previous corporate headquarters as part of the build-out of our corporate campus and the rest to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $182.6 million, net of approximately $38.4 million of landlord allowances, during Fiscal 2014.

We estimate that we will spend $145 million to $150 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2015, including $85 million to $90 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures).  In addition, we estimate that we will spend approximately $17 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On June 9, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock, which we fully utilized during the fourth quarter of Fiscal 2015. On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.

During Fiscal 2015, the Company repurchased 3,944,102 shares of common stock for $200.4 million under the share repurchase programs. As of January 30, 2016, we had $199.6 million available for purchase under this share repurchase program.

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

Dividends

We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Therefore, at this time, we do not anticipate paying cash dividends in the near term. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Debt

As of January 30, 2016, our obligations include $1,112.6 million, inclusive of original issue discount, under our Term Loan Facility and $167.4 million under our ABL Line of Credit.

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

At January 30, 2016, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

During Fiscal 2015, we made net borrowings on our ABL Line of Credit of $104.1 million to make the $50.0 million prepayment on our Term Loan Facility, our $200.4 million of share repurchases under our share repurchase programs described above and for general working capital requirements.

At January 30, 2016, we had $335.4 million available under the Amended ABL Line of Credit and $167.4 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2015 amounted to $350.0 million. Average borrowings during Fiscal 2015 amounted to $199.3 million at an average interest rate of 1.6%.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 30, 2016:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt Obligations	$1,284,400	$—	$—	$167,400	$1,117,000
Interest on Debt Obligations(1)	278,281	51,288	103,499	97,781	25,713
Financing of Interest Rate Cap Contracts(2)	17,743	5,323	10,646	1,774	—
Capital Lease Obligations(3)	39,207	3,592	8,135	7,883	19,597
Operating Lease Obligations(4)	2,301,290	302,755	594,876	448,213	955,446
Purchase Obligations(5)	622,970	622,970	—	—	—
Other(6)	1,267	1,267	—	—	—
Total	$4,545,158	$987,195	$717,156	$723,051	$2,117,756

(1)	The average interest rates during Fiscal 2015 related to the Senior Secured Term Loan Facility and ABL Line of Credit were 4.3% and 1.6%, respectively.
(2)

Represents the financing of our interest rate cap contracts, which will be amortized through the life of the caps, which is May 31, 2019.   Amounts are included in the line item “Cash payments for interest rate cap contracts” in our Consolidated Statements of Cash Flows.

(3)	Capital Lease Obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)

Represents commitments to purchase goods that have not been received as of January 30, 2016. The table above excludes statements of work for services used in our business of up to $141.7 million over the next five years.

(6)	Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Operations.

Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $10.6 million exclusive of $13.4 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $41.3 million as of January 30, 2016.

The table above excludes the payment of the cash portion of our stock option modification in the amount of $0.1 million as of January 30, 2016 as we are not certain if payments would be required based on the vesting requirements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories and insurance reserves. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have resulted in an increase in markdown expense of approximately $2.6 million for Fiscal 2015.

Typically, estimates are used to record inventory shrinkage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted annually during the second or fourth quarter to calculate actual shrinkage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory counts, requiring adjustments. During the fourth quarter of Fiscal 2015, we recorded a shrinkage adjustments loss of $3.5 million as a result of actual shrink being more than what we had estimated.  During the fourth quarter of Fiscal 2014 and Fiscal 2013, we recorded shrinkage adjustments gains of $10.0 million and $3.8 million, respectively, as a result of actual shrink being less than what we had estimated.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $63.0 million and $60.8 million at January 30, 2016 and January 31, 2015, respectively.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2015, Fiscal 2014 or Fiscal 2013. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our borrowings contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. Interest rate risk is managed through the use of our interest rate cap contracts.

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate cap contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Gains and losses associated with our interest rate cap contracts that are not designated as hedges are accounted for as interest expense and are recorded under the caption “Interest Expense” in our Consolidated Statements of Operations. We continue to have exposure to interest rate risks to the extent they are not hedged.

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

At January 30, 2016, we had $1,284.4 million of floating-rate debt, exclusive of original issue discount. Based on $1,284.4 million outstanding as floating-rate debt, a one percentage point increase as of January 30, 2016 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $4.8 million per year, resulting in $4.8 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of January 30, 2016, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at January 30, 2016	Additional Interest Expense Q1 2016	Additional Interest Expense Q2 2016	Additional Interest Expense Q3 2016	Additional Interest Expense Q4 2016
Term Loan Facility (a)	$1,117.0	$0.8	$0.8	$0.8	$0.8
ABL Line of Credit	167.4	0.4	0.4	0.4	0.4
	$1,284.4	$1.2	$1.2	$1.2	$1.2

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended January 30, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 15, 2016

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 30,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,915	$25,349
Restricted cash and cash equivalents	27,800	27,800
Accounts receivable—net of allowance for doubtful accounts of $272 and $111 at January 30, 2016 and January 31, 2015, respectively	38,571	49,716
Merchandise inventories	783,528	788,708
Deferred tax assets	—	37,229
Prepaid and other current assets	62,168	58,681
Total current assets	932,982	987,483
Property and equipment—net of accumulated depreciation and amortization	1,018,570	970,419
Tradenames	238,000	238,000
Favorable leases—net of accumulated amortization	238,753	266,397
Goodwill	47,064	47,064
Other assets	104,778	115,206
Total assets	$2,580,147	$2,624,569
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$598,199	$621,682
Other current liabilities	286,986	310,268
Current maturities of long term debt	1,403	1,167
Total current liabilities	886,588	933,117
Long term debt	1,303,497	1,249,276
Other liabilities	287,389	273,767
Deferred tax liabilities	201,695	234,360
Commitments and contingencies (Notes 1, 7, 12, 13, 14, 15 and 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding at January 30, 2016 and January 31, 2015	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares at January 30, 2016 and January 31, 2015;
Issued: 76,711,663 shares at January 30, 2016 and 75,925,507 shares at and January 31, 2015;
Outstanding: 72,071,177 shares at January 30, 2016 and 75,254,682 shares at January 31, 2015	7	7
Additional paid-in-capital	1,395,863	1,370,498
Accumulated deficit	(1,275,972)	(1,426,454)
Accumulated other comprehensive loss	(8,992)	(1,744)
Treasury stock, at cost: 4,640,486 shares and 670,825 shares at January 30, 2016 and January 31, 2015, respectively	(209,928)	(8,258)
Total stockholders' deficit	(99,022)	(65,951)
Total liabilities and stockholders' deficit	$2,580,147	$2,624,569

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
REVENUES:
Net sales	$5,098,932	$4,814,504	$4,427,503
Other revenue	30,911	35,130	34,484
Total revenue	5,129,843	4,849,634	4,461,987
COSTS AND EXPENSES:
Cost of sales	3,059,641	2,900,819	2,695,957
Selling, general and administrative expenses	1,597,718	1,520,929	1,391,788
Costs related to debt amendments, secondary offerings, termination of advisory agreement and other	247	2,412	23,026
Restructuring and separation costs	—	—	2,171
Stock option modification expense	1,368	2,940	10,418
Depreciation and amortization	172,099	167,580	168,195
Impairment charges-long-lived assets (Note 6)	6,111	2,579	3,180
Other income—net	(5,865)	(10,753)	(8,939)
Loss on extinguishment of debt	649	74,347	16,094
Interest expense (inclusive of gain (loss) on interest rate cap agreements)	58,999	83,745	127,739
Total cost and expenses	4,890,967	4,744,598	4,429,629
Income before income tax expense	238,876	105,036	32,358
Income tax expense	88,394	39,081	16,208
Net income	$150,482	$65,955	$16,150
Class L preference amount	$—	$—	$(111,282)
Net income (loss) attributable to common stockholders	$150,482	$65,955	$(95,132)
Allocation of net income (loss) to common stockholders—basic:
Class L stockholders	$—	$—	$111,282
Common stockholders	$150,482	$65,955	$(95,132)
Net income (loss) per share—basic:
Class L stockholders	$—	$—	$31.93
Common stockholders	$2.03	$0.89	$(0.26)
Allocation of net income (loss) to common stockholders—diluted:
Class L stockholders	$—	$—	$111,282
Common stockholders	$150,482	$65,955	$(144,392)
Net income (loss) per share—diluted:
Class L stockholders	$—	$—	$31.93
Common stockholders	$1.99	$0.87	$(0.39)
Weighted average number of shares—basic:
Class L stockholders	—	—	3,485
Common stockholders	74,111	74,101	369,567
Weighted average number of shares—diluted:
Class L stockholders	—	—	3,485
Common stockholders	75,443	75,865	370,040

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net income	$150,482	$65,955	$16,150
Other comprehensive (loss), net of tax:
Interest rate cap contracts:
Unrealized losses, net of related tax benefit of $4.9 million for Fiscal 2015 and $1.2 million for Fiscal 2014	(7,420)	(1,744)	—
Amount reclassified into earnings, net of related taxes of $0.1 million for Fiscal 2015	172	—	—
Other comprehensive (loss), net of tax:	(7,248)	(1,744)	—
Total comprehensive income	$143,234	$64,211	$16,150

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$150,482	$65,955	$16,150
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	172,099	167,580	168,195
Impairment charges—long-lived assets	6,111	2,579	3,180
Amortization of deferred financing costs	2,868	6,057	9,574
Accretion of long-term debt instruments	809	1,579	2,998
Deferred income tax (benefit)	5,909	(30,940)	(17,973)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	649	28,051	11,506
Non-cash stock compensation expense	11,161	6,264	10,203
Non-cash rent expense	(24,143)	(19,463)	(11,059)
Deferred rent incentives	41,786	38,418	41,571
Excess tax benefit from stock based compensation	(11,941)	(15,461)	—
Insurance recoveries	—	—	3,573
Changes in assets and liabilities:
Accounts receivable	1,263	(8,616)	1,573
Merchandise inventories	5,180	(68,658)	(39,862)
Prepaid and other current assets	(6,454)	27,546	(8,961)
Accounts payable	(23,483)	78,695	42,581
Other current liabilities	(10,642)	18,958	51,096
Other long term assets and long term liabilities	3,850	2,552	3,477
Other	1,957	1,239	1,529
Net cash provided by operating activities	327,461	302,335	289,351
INVESTING ACTIVITIES
Cash paid for property and equipment	(201,787)	(220,980)	(168,267)
Change in restricted cash and cash equivalents	—	4,300	2,700
Proceeds from sale of property and equipment and assets held for sale	4,250	174	773
Other	2,805	—	—
Net cash used in investing activities	(194,732)	(216,506)	(164,794)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,607,400	962,500	806,800
Principal payments on long term debt—ABL Line of Credit	(1,503,300)	(899,200)	(806,800)
Proceeds from long term debt—Term B-3 Loans	—	1,194,000	—
Principal payments on long term debt—Term B-3 Loans	(50,000)	(33,000)	—
Principal payments on long term debt—Term B-2 Loans	—	(834,507)	(36,533)
Proceeds from long term debt—Holdco Notes	—	—	343,000
Principal payments on long term debt—Holdco Notes	—	(128,223)	(221,777)
Principal payments on long term debt—Senior Notes	—	(450,000)	—
Payment of dividends	—	—	(336,000)
Purchase of treasury shares	(201,670)	(3,933)	—
Proceeds from stock option exercises	2,100	2,514	2,527
Excess tax benefit from stock based compensation	11,941	15,461	—
Deferred financing costs	(168)	(13,658)	(22,126)
Proceeds from initial public offering	—	—	260,667
Offering costs	—	—	(23,747)
Other	(3,466)	(5,418)	(920)
Net cash used in financing activities	(137,163)	(193,464)	(34,909)
(Decrease) increase in cash and cash equivalents	(4,434)	(107,635)	89,648
Cash and cash equivalents at beginning of period	25,349	132,984	43,336
Cash and cash equivalents at end of period	$20,915	$25,349	$132,984
Supplemental disclosure of cash flow information:
Interest paid	$57,376	$100,047	$111,533
Income tax payments - net	$84,676	$74,363	$2,769

Accretion of class L preferred return	$—	$—	$104,859
Non-cash investing activities:
Accrued purchases of property and equipment	$18,017	$21,878	$21,604
Acquisition of capital lease	$409	$3,342	$887

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2013	517,979,682	$47	$—	$(1,109,501)	$—	(4,812,588)	$(4)	$(1,109,458)
Net income	—	—	—	16,150	—	—	—	16,150
Accretion of class L preferred return	—	—	(8,201)	(96,658)	—	—	—	(104,859)
Stock options exercised	11,668,810	1	—	—	—	—	—	1
Stock based compensation	—	—	10,203	—	—	—	—	10,203
Dividend	—	—	—	(302,400)	—	—	—	(302,400)
Issuance of restricted shares	26,396	—	—	—	—	—	—	—
Cancellation of class A shares	(529,620,894)	(48)	—	—	—	4,812,588	4	(44)
Conversion of class L stock to common stock	58,830,948	6	1,107,338	—	—	(531,751)	(4,325)	1,103,019
Initial public offering	15,333,333	1	236,919	—	—	—	—	236,920
Balance at February 1, 2014	74,218,275	7	1,346,259	(1,492,409)	—	(531,751)	(4,325)	(150,468)
Net income	—	—	—	65,955	—	—	—	65,955
Stock options exercised and related tax benefit of $15.5 million	1,362,066	—	17,975	—	—	—	—	17,975
Shares used for tax withholding	—	—	—	—	—	(139,074)	(3,933)	(3,933)
Issuance of restricted shares, net of forfeitures of 1,707 restricted shares	345,166	—	—	—	—	—	—	—
Stock based compensation	—	—	6,264	—	—	—	—	6,264
Unrealized losses on interest rate cap contracts, net of related tax benefit of $1.2 million	—	—	—	—	(1,744)	—	—	(1,744)
Balance at January 31, 2015	75,925,507	$7	$1,370,498	$(1,426,454)	$(1,744)	(670,825)	$(8,258)	$(65,951)
Net income	—	—	—	150,482	—	—	—	150,482
Stock options exercised and related tax benefit of $11.9 million	600,099	—	14,204	—	—	—	—	14,204
Shares used for tax withholding	—	—	—	—	—	(25,559)	(1,313)	(1,313)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,944,102)	(200,357)	(200,357)
Issuance of restricted shares, net of forfeitures of 40,588 restricted shares	186,057	—	—	—	—	—	—	—
Stock based compensation	—	—	11,161	—	—	—	—	11,161
Unrealized losses on interest rate cap contracts, net of related tax benefit of $4.9 million	—	—	—	—	(7,420)	—	—	(7,420)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	172	—	—	172
Balance at January 30, 2016	76,711,663	$7	$1,395,863	$(1,275,972)	$(8,992)	(4,640,486)	$(209,928)	$(99,022)

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 30, 2016, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 567 retail stores, inclusive of an internet store, in 45 states and Puerto Rico, selling apparel, footwear and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of January 30, 2016, the Company operated stores under the names “Burlington Stores” (550 stores), “Cohoes Fashions” (2 stores), “Super Baby Depot” (2 stores), “MJM Designer Shoes” (12 stores) and “Burlington Shoes” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes and Burlington Shoes offer moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During Fiscal 2015, the Company opened 28 new stores under the name “Burlington Stores” and closed two Burlington Stores and one MJM Designer Shoes store.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The Company’s fiscal years ended January 30, 2016 (Fiscal 2015), January 31, 2015 (Fiscal 2014) and February 1, 2014 (Fiscal 2013) each consisted of 52 weeks.

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

Secondary Offerings

During Fiscal 2015 and Fiscal 2014, the Company closed secondary public offerings in which 12,490,154 shares and 42,300,000 shares of its common stock, respectively, were sold by certain of the Company’s stockholders.  All of the shares sold in the secondary offerings were offered by selling stockholders. The Company did not receive any of the proceeds from the secondary offering. The Company incurred $0.2 million and $1.8 million in offering costs related to the secondary offerings during Fiscal 2015 and Fiscal 2014, respectively, which are included in the line item “Costs related to debt amendments, secondary offerings, termination of advisory agreement and other” on the Company’s Consolidated Statements of Operations.

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

Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $229.4 million, $204.1 million and $168.1 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $18.3 million, $15.3 million and $14.1 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $2.4 million, $2.4 million and $2.7 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Operations. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $17.1 million and $13.3 million relating to these costs during Fiscal 2015 and Fiscal 2014, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. In May 2015, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment losses recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  The Company recorded impairment charges of $3.3 million related to finite-lived intangible assets during Fiscal 2015. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Operations. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.  The Company did not record an impairment related to finite-lived intangible assets during Fiscal 2014 or Fiscal 2013.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. In May 2015, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its respective carrying value. There were no impairment charges recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013.

Other Assets

Other assets consist primarily of landlord owned store assets that the Company has paid for as part of its lease, deferred financing fees and purchased lease rights. Landlord owned assets represent leasehold improvements at certain stores that the Company has paid for, but where the landlord has retained title to such assets. These assets are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization. Amortization of deferred financing fees is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Operations. Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During

Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded impairment charges of $0.4 million, $0.2 million and $0.5 million, respectively, related to purchased lease rights and landlord owned assets. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Operations. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $32.3 million and $30.5 million as of January 30, 2016 and January 31, 2015, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 30, 2016 and January 31, 2015 were:

	(in thousands)
	Fiscal Years Ended
	January 30, 2016	January 31, 2015
Short-term self-insurance reserve(a)	$25,566	$24,888
Long-term self-insurance reserve(b)	37,456	35,953
Total	$63,022	$60,841

(a)

Represents the portions of the self-insurance reserve expected to be paid in the next twelve months which was recorded in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets.

(b)	The remaining self-insurance reserve balance was recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Operations. At January 30, 2016 and January 31, 2015, deferred lease incentives were $179.3 million and $176.3 million, respectively.

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

Other Revenue

Other revenue consists of rental income received from layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service fees), leased departments and subleased rental income as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Service fees	$14,782	$14,269	$13,711
Rental income from leased departments	7,448	12,366	10,924
Subleased rental income and other	8,681	8,495	9,849
Total	$30,911	$35,130	$34,484

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. During Fiscal 2015, we began the conversion our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Consolidated Statements of Operations.  By the end of the first quarter of Fiscal 2016, we expect fragrances will be exclusively an owned business.

Advertising Costs

The Company’s advertising costs consist primarily of national television, direct mail and digital costs, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Operations. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, net advertising costs were $84.7 million, $84.9 million and $83.3 million, respectively.

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

During Fiscal 2015, the Company exchanged $0.1 million of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Net sales” and “Cost of sales” of $0.1 million in the Company’s Consolidated Statements of Operations.  The Company did not enter into any new barter agreements during Fiscal 2014 or Fiscal 2013.  The $5.5 million of unused advertising credits remaining as of January 30, 2016 are expected to be used over the four consecutive fiscal years following Fiscal 2015.

The following table summarizes the prepaid advertising expense which was included in the line items “Prepaid and other current assets” and “Other assets” in the Company’s Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015:

	(in thousands)
	January 30, 2016	January 31, 2015
Prepaid and other current assets	$3,300	$2,664
Other assets	2,196	5,246
Total prepaid advertising expense	$5,496	$7,910

The following table details barter credit usage for Fiscal 2015,  Fiscal 2014 and Fiscal 2013, which are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Operations:

	(in thousands)
	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Barter credit usage	$2,551	$2,650	$2,544

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

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net gains and losses from disposition of fixed assets, and other miscellaneous income items. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recognized $2.9 million, $2.5 million and $4.0 million, respectively, of breakage income. During Fiscal 2014, the Company also recognized $3.2 million related to a favorable, one-time legal settlement.

Comprehensive Income

Comprehensive income is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. As of January 30, 2016, there were 16,125,258 shares authorized for issuance under the Company’s Management Incentive Plans as defined in Note 12, “Stock-Based Compensation.” As of January 30, 2016, there were 2,744,671 options outstanding and 509,543 shares of non-vested restricted stock outstanding under the Company’s Management Incentive Plans. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recognized non-cash stock compensation expense in the amount of $11.2 million, $6.3 million and $10.2 million, respectively. Refer to Note 12 for further details.

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

Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting.” The Company has one reportable segment.   The Company is an off-price retailer that offers customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, family footwear and youth apparel as well as baby furniture, accessories, home décor and gifts. Sales percentage by major product category is as follows:

Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Women’s Ready-to-Wear Apparel	24%	24%	24%
Accessories and Footwear	22%	22%	21%
Menswear	21%	20%	19%
Youth Apparel/Baby	16%	18%	20%
Home	11%	9%	8%
Coats	6%	7%	8%

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The effective date of this ASU for the Company is the beginning of the fiscal year ended February 2, 2019 (Fiscal 2018). The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this ASU on a retrospective basis during the fiscal year beginning on January 31, 2016. The Company does not expect this standard to have a significant effect on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (ASU 2015-17) as part of its simplification initiative. This standard requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under this ASU. This standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU during the beginning of the fourth quarter of Fiscal 2015 on a prospective basis.  Prior periods were not retrospectively adjusted to reflect the adoption of this ASU. Other than the balance sheet reclassification, this standard did not have a significant effect on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which provides guidance for leases.  The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of the fiscal year ended February 1, 2020 (Fiscal 2019).  Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2015, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of January 30, 2016 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At January 30, 2016 and January 31, 2015, restricted cash and cash equivalents consisted of $27.8 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit) by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 30, 2016	January 31, 2015
Land	N/A	$159,044	$159,246
Buildings	20 to 40 Years	438,609	424,601
Store fixtures and equipment	3 to 10 Years	732,851	643,647
Software	3 to 5 Years	188,399	187,402
Leasehold improvements	Shorter of lease term or useful life	511,036	466,940
Construction in progress	N/A	15,815	21,478
		2,045,754	1,903,314
Less: accumulated depreciation		(1,027,184)	(932,895)
Total property and equipment, net of accumulated depreciation and amortization		$1,018,570	$970,419

As of January 30, 2016 and January 31, 2015, assets, net of accumulated amortization of $16.6 million and $14.5 million, respectively, held under capital leases amounted to approximately $24.2 million and $25.9 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. The total amount of depreciation expense during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $135.7 million, $130.8 million and $128.8 million, respectively.

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded impairment charges related to property and equipment of $2.4 million, $2.4 million and $2.7 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. Depreciation and amortization of internally developed software amounted to $14.6 million, $17.4 million and $18.8 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

5. Intangible Assets

Intangible assets at January 30, 2016 and January 31, 2015 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	January 30, 2016			January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000
Favorable leases	$470,133	(231,380)	$238,753	$476,677	$(210,280)	$266,397

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from January 31, 2015 to January 30, 2016 reflects a reduction of $3.2 million during Fiscal 2015 from the write-off of certain favorable leases becoming fully amortized during the period, as well as $3.3 million related to the impairment of three stores.  Refer to Note 6, “Impairment Charges,” for further discussion related to impairment charges of favorable leases.

Accumulated amortization of favorable leases as of January 30, 2016 reflects Fiscal 2015 amortization expense of $24.3 million, partially offset by a decrease of $3.2 million related to the write-off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 13.9 years. Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal Years:	(in thousands)
2016	$24,326
2017	23,235
2018	20,735
2019	20,132
2020	19,143
Total	$107,571

6. Impairment Charges

Impairment charges recorded during Fiscal 2015, Fiscal 2014 and Fiscal 2013 amounted to $6.1 million, $2.6 million and $3.2 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 30, 2016	January 31, 2015	February 1, 2014
Favorable leases	$3,318	$—	$—
Furniture and fixtures	1,146	500	970
Leasehold improvements	1,005	696	1,575
Other assets	429	216	465
Other property and equipment	213	15	85
Building/building improvements	—	1,152	81
Land	—	—	4
Total	$6,111	$2,579	$3,180

The Company recorded impairment charges related to store-level assets for five stores during Fiscal 2015, three stores during Fiscal 2014 and seven stores during Fiscal 2013. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company also recorded impairment charges for capital expenditures for previously impaired stores.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. As of January 30, 2016, all of the stores impaired during Fiscal 2015 were partially impaired. The table below sets forth, by level within the fair value hierarchy, the remaining fair value of the partially-impaired stores, subsequent to impairment charges as of January 30, 2016:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Favorable leases	$—	$—	$4,462	$4,462	$3,318
Furniture and fixtures	—	—	1,254	1,254	1,146
Leasehold improvements	—	—	888	888	1,005
Other assets	—	—	310	310	429
Other property and equipment	—	—	93	93	213
Total	$—	$—	$7,007	$7,007	$6,111

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 30,	January 31,
	2016	2015
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,575	$1,161,541
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	$167,400	63,300
Capital lease obligations	24,925	25,602
Total debt	1,304,900	1,250,443
Less: current maturities	$(1,403)	(1,167)
Long term debt, net of current maturities	$1,303,497	$1,249,276

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

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the Term Loan Credit Agreement. The Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services which were included in the line item “Costs related to debt amendments, secondary offerings, termination of advisory agreement and other” on the Company’s Consolidated Statements of Operations.

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Term Loan Facility by 100 basis points and to reduce the LIBOR floor by 25 basis points. In connection with the Third Amendment, third party fees of $2.6 million were recorded in the line item “Costs related to debt amendments, secondary offerings, termination of advisory agreement and other” in the Company’s Consolidated Statements of Operations. In addition, the Company recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Operations.

During Fiscal 2013 and Fiscal 2014, the Company prepaid $30.0 million and $4.0 million, respectively, on the Term Loan Facility.  In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized losses on the extinguishment of debt of $0.8 million and $0.1 million, respectively, which were recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Operations.

On August 13, 2014, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended, supplemented and otherwise modified, the Amended Term Loan Credit Agreement) governing its Term Loan Facility. The Fourth Amendment, among other things, (i) increased the available incremental amount to $400.0 million plus unlimited amounts and (ii) gave BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio. The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables.

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

The Term B-3 Loans outstanding under the Term Loan Facility mature on August 13, 2021. Mandatory quarterly payments of $3.0 million were payable as of the last day of each quarter, beginning with the quarter ended July 29, 2017. However, the Company elected to make a prepayment of $50.0 million on May 1, 2015, which offset the mandatory quarterly payments through May 1, 2021. In accordance with ASC Topic No. 470, the Company recognized a non-cash loss on the partial extinguishment of debt of $0.6 million, representing the write-off of $0.4 million and $0.2 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Operations.

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At January 30, 2016, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

On August 13, 2014, BCFWC entered into Amendment No. 1 (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) governing BCFWC’s existing ABL Line of Credit. The ABL Amendment, among other things, gives BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.2 million representing the write off of deferred financing costs which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Operations.

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

At January 30, 2016, the Company had $335.4 million available under the Amended ABL Line of Credit and $167.4 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2015 amounted to $350.0 million. Average borrowings during Fiscal 2015 amounted to $199.3 million at an average interest rate of 1.6%.

At January 31, 2015, the Company had $386.9 million available under the Amended ABL Line of Credit and $63.3 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2014 amounted to $300.0 million. Average borrowings during Fiscal 2014 amounted to $87.7 million at an average interest rate of 1.8%

$450 Million Senior Notes

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

Deferred Financing Costs

The Company had $13.3 million and $16.4 million in deferred financing costs related to its long term debt instruments recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015, respectively. Amortization of deferred financing costs amounted to $2.9 million, $6.1 million and $9.6 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, and is included in the line item “Interest expense” in the Company’s Consolidated Statements of Operations. During Fiscal 2015, the Company incurred new deferred financing costs of $0.2 million as a result of the interest rate cap contracts entered into during Fiscal 2015 (refer to Note 8, “Derivatives Instruments and Hedging Activities,” for further discussion on the Company’s interest rate cap contracts) and wrote-off $0.4 million of net deferred financing costs related to the $50.0 million prepayment on the Term B-3 loans.

Amortization expense related to the deferred financing costs as of January 30, 2016 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2016	$2,860
2017	2,946
2018	2,919
2019	2,237
2020	1,500
Thereafter	804
Total	$13,266

Deferred financing costs have a weighted average amortization period of approximately 4.8 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt and capital lease obligations, as they exist as of January 30, 2016, in each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal Years:
2016	$—	$1,403	$1,403
2017	—	1,724	1,724
2018	—	1,982	1,982
2019	167,400	2,140	169,540
2020	—	2,288	2,288
Thereafter	1,117,000	15,388	1,132,388
Total	1,284,400	24,925	1,309,325
Less: unamortized discount	(4,425)	—	(4,425)
Total	1,279,975	24,925	1,304,900
Less: current portion	—	(1,403)	(1,403)
Long term debt	$1,279,975	$23,522	$1,303,497

The capital lease obligations noted above are exclusive of interest charges of $2.3 million, $2.4 million, $2.0 million, $1.9 million, $1.6 million and $4.1 million for the fiscal years ended January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021 and thereafter, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 30, 2016 and January 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

On August 19, 2014, the Company entered into four interest rate cap contracts which were designated as cash flow hedges (the Previous Interest Rate Cap Contracts). On April 24, 2015, the Company terminated and sold the Previous Interest Rate Cap Contracts. The Company received $1.2 million in cash in connection with the termination and sale of the Previous Interest Rate Cap Contracts, which was included in the line item “Other” in the financing section of the Company’s Consolidated Statements of Cash Flows. As a result of these transactions, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. The Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019. Also on April 24, 2015, the Company entered into two new interest rate cap contracts (the New Interest Rate Cap Contracts) which were designated as cash flow hedges. The Company financed the cost of the New Interest Rate Cap Contracts, which will be amortized through the life of the caps.  During Fiscal 2015, the Company paid $3.5 million related to the financing of the New Interest Rate Cap Contracts, which was included in the line item “Other” in the financing section of the Company’s Consolidated Statements of Cash Flows.

During Fiscal 2015, such derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the New Interest Rate Cap Contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During Fiscal 2015, the Company reclassified $0.2 million out of accumulated other comprehensive loss into interest expense, net of taxes. As of January 30, 2016, the Company estimates that approximately $2.6 million will be reclassified into interest expense during the next twelve months.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during Fiscal 2015.

As of January 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Effective Date	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 29, 2015	May 31, 2019

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company elected not to designate these derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company had two interest rate cap contracts which limited our interest rate exposure to 7.0% on our first $900.0 million of borrowings under our variable rate debt obligations that expired on May 31, 2015.  As of January 30, 2016, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	January 30, 2016		January 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	Other assets	$1,572

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	January 30, 2016		January 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$8,415	N/A	$—

The tables below present the amounts of losses recognized in other comprehensive loss, net of taxes, and the classification of losses reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Amount of Losses Recognized in Other Comprehensive Loss Related to Derivatives
Derivatives Designated as	Fiscal Year Ended
Hedging Instruments	January 30, 2016	January 31, 2015	February 1, 2014
Interest rate cap contracts	$(7,420)	$(1,744)	$—

	(in thousands)
	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as	Fiscal Year Ended			Component of
Hedging Instruments	January 30, 2016	January 31, 2015	February 1, 2014	Earnings
Interest rate cap contracts	$172	$—	$—	Interest expense

The table below presents the classifications and amounts of losses recognized within the Company’s statements of operations for the Company’s derivative instruments not designated as hedging instruments for each of the reporting periods.

		(in thousands)
		Amount of Loss Recognized in Earnings Related to Derivatives
	Location of Loss Recognized in Earnings	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments	Related to Derivatives	January 30, 2016	January 31, 2015	February 1, 2014
Interest rate cap contracts	Interest expense	$—	$1	$68

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2015 and Fiscal 2014.

	(in thousands)
	Derivative Instruments	Total
Balance at February 1, 2014	$—	$—
Unrealized losses arising during the period, net of related tax benefit of $1.2 million	(1,744)	(1,744)
Balance at January 31, 2015	(1,744)	(1,744)
Unrealized losses arising during the period, net of related tax benefit of $4.9 million	(7,420)	(7,420)
Amount reclassified into earnings, net of related taxes of $0.1 million for Fiscal 2015	172	172
Balance at January 30, 2016	$(8,992)	$(8,992)

10. Capital Stock

Capital Structure After the Reclassification

Common Stock

As of January 30, 2016, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During the past two fiscal years, the Company has not declared, and does not anticipate declaring in the near term, dividends on shares of its common stock. The Company currently does, and intends to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. The Company’s ability to pay dividends on its common stock will be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness as described in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

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

During Fiscal 2015, the Company acquired 25,559 shares of common stock from employees for $1.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. These shares are considered treasury shares which are available for reissuance under the 2006 Management Incentive Plan.

Share Repurchase Programs

On June 9, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock, which was fully utilized during the fourth quarter of Fiscal 2015. On November 24, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $200 million of the Company’s common stock. This repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.

During Fiscal 2015, the Company repurchased 3,944,102 shares of common stock for $200.4 million under the share repurchase programs. As of January 30, 2016, the Company had $199.6 million available for purchase under these share repurchase programs.

The Company is authorized to repurchase shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Company’s share repurchase programs may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its  common stock under the programs.

Dividend

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

The numerator in calculating Class L basic and diluted net income (loss) per share was the Class L preference amount, as defined above, for all outstanding Class L shares, accrued at 14.5% per annum during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount.

The numerator in calculating common stock basic net income (loss) per share was consolidated net income (loss) less the Class L preference amount. In determining the net income (loss) attributable to common stockholders for computing diluted net income (loss) per share, the Company decreased the net income and/or increased the net loss to reflect the annual preference amount for dilutive Class L common stock equivalents. This amount did not impact Class L diluted income per share because diluted earnings per share would be increased when taking the dilutive common stock equivalents into account, and thus be antidilutive.

Following the Reclassification, dilutive net income (loss) per share is calculated using the treasury stock method.

The computation of basic and diluted net income (loss) per common share is as follows:

	(in thousands, except per share data)
	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014

Net income	$150,482	$65,955	$16,150
Class L preference amount	—	—	(111,282)
Net income (loss) attributable to common stockholders	$150,482	$65,955	$(95,132)
Allocation of net income (loss) to common stockholders—basic:
Class L stockholders	$—	$—	$111,282
Common stockholders	$150,482	$65,955	$(95,132)
Net income (loss) per share—basic:
Class L stockholders	$—	$—	$31.93
Common stockholders	$2.03	$0.89	$(0.26)
Allocation of net income (loss) to common stockholders—diluted:
Net loss attributable to common stockholders	$150,482	$65,955	$(95,132)
Class L preference amount of common stock equivalents	—	—	(49,260)
Allocation of net loss to common stockholders	$150,482	$65,955	$(144,392)
Net income (loss) per share—diluted:
Class L stockholders	$—	$—	$31.93
Common stockholders	$1.99	$0.87	$(0.39)
Weighted average number of shares—basic:
Class L stockholders	—	—	3,485
Common stockholders	74,111	74,101	369,567
Weighted average number of shares—diluted:
Class L stockholders	—	—	3,485
Common stockholders:
Basic	74,111	74,101	369,567
Dilutive effect of stock options and restricted stock	1,332	1,764	473
Diluted	75,443	75,865	370,040

Approximately 115,000 options to purchase shares of common stock and less than 100,000 shares of unvested restricted stock awards were excluded from diluted net income per share for Fiscal 2015, since their effect was anti-dilutive.

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for Fiscal 2014, since their effect was anti-dilutive.

As of February 1, 2014, there were 3,527,800 unvested options outstanding to purchase shares of common stock and 81,396 non-vested shares of restricted stock that were excluded from diluted net income (loss) per share since their effect was anti-dilutive.

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 30, 2016, there were 10,125,258 shares of common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were all service-based awards and were granted under the 2006 Plan at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2015	$45.78	$55.75
Fiscal 2014	$27.40	$38.66
Fiscal 2013	$4.55	$26.96

All service-based awards granted during Fiscal 2015 and Fiscal 2014 vest 25% on each of the first four anniversaries of the grant date.  During Fiscal 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remained outstanding and unvested as of the date of the one-time grant. All other service-based awards granted during Fiscal 2013 through the date of the Offering vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $1.4 million, $2.9 million and $10.4 million of incremental compensation expense during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, of which $0.3 million, $0.6 million and $4.3 million, respectively, is payable in cash.  These costs were recorded in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Operations.  As of January 30, 2016, the Company expects to recognize $0.7 million of incremental compensation expense to be recorded over the remaining vesting periods through the fiscal year ended February 3, 2018, of which $0.1 million will be payable in cash.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 30,	January 31,	February 1,
Type of Non-Cash Stock Compensation	2016	2015	2014
Restricted stock grants (a)	$6,136	$1,090	$143
Stock option grants (a)	3,920	2,855	3,971
Stock option modification (b)	1,105	2,319	6,089
Total (c)	$11,161	$6,264	$10,203

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above.  Amounts are included in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Operations.

(c)

The amounts presented in the table above exclude the effect of income taxes.  The tax benefit related to the Company’s non-cash stock compensation was $4.1 million, $2.3 million and $5.1 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

As of January 30, 2016, the Company had 2,744,671 options outstanding to purchase shares of common stock, all of which are service-based awards issued under the 2006 Plan, and there was $14.9 million of unearned non-cash stock-based option compensation, exclusive of the $0.6 million of incremental compensation associated with the February 2013 modification, that the Company expects to recognize as expense over a weighted average period of 3.4 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of January 30, 2016, there were 569,150 outstanding options to purchase shares of common stock under the 2006 Plan that had vested. As of January 30, 2016, no options were outstanding under the 2013 Plan.

Stock option transactions during Fiscal 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2015	3,218,845	$4.93
Options granted	415,582	52.24
Options exercised (a)	(600,099)	3.50
Options forfeited	(289,657)	4.69
Options outstanding, January 30, 2016	2,744,671	$12.43

(a)	Options exercised during Fiscal 2015 had a total intrinsic value of $30.9 million.

The following table summarizes information about the options outstanding and exercisable under the 2006 Plan as of January 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at January 30, 2016	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 30, 2016	Weighted Average Remaining Contractual Life (Years)
$0.79 - $0.94	399,292	5.4	220,310	5.0
$3.17	138,516	5.3	82,062	4.9
$4.55 - $5.07	1,642,108	7.3	229,711	7.0
$26.96	36,720	8.0	14,390	8.0
$27.40 - $55.75	528,035	9.1	22,677	8.3
	2,744,671		569,150

The aggregate intrinsic value of options outstanding as of January 30, 2016 was $113.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,428,479	7.2	$12.29	$ 100.7 million

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Offering and the Black Scholes option pricing model subsequent to the date of the Offering. The fair value of each stock option granted was estimated using the following assumptions:

Fiscal Year Ended
January 30,
2016
Risk-fee interest rate	1.81%
Expected volatility	36.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$19.99

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the fiscal years ended January 30, 2016 and January 31, 2015, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company granted 226,645 shares, 346,873 shares and 26,396 shares of restricted stock, respectively. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, subsequent to the date of the Offering, the fair value of each share of restricted stock granted under the 2006 Plan was estimated using the closing price of the Company’s common stock on the date of grant. For Fiscal 2013 through the date of the Offering, the fair value of each unit of restricted stock granted under the 2006 Plan was estimated on the date of grant using inputs that included the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding. All shares of restricted stock granted to date under the 2006 Plan are service-based awards that cliff vest at the end of the requisite service period that typically ranges from three to four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or the recipient resigns with good reason.

As of January 30, 2016, there was approximately $18.4 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.0 years.

Award grant, vesting and forfeiture transactions during Fiscal 2015 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 31, 2015	392,178	$38.56
Awards granted	226,645	49.97
Awards vested	(68,692)	39.58
Awards forfeited	(40,588)	15.53
Non-vested awards outstanding, January 30, 2016	509,543	$45.33

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2016	$302,755	$3,592
2017	308,724	4,111
2018	286,152	4,024
2019	241,048	3,994
2020	207,165	3,889
Thereafter	955,446	19,597
Total minimum lease payments	2,301,290	39,207
Amount representing interest	—	(14,282)
Total future minimum lease payments	$2,301,290	$24,925

(a)

Total future minimum lease payments include $109.3 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $324.5 million of minimum lease payments for 28 stores that the Company has committed to open or relocate.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $37.0 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	(in thousands)
	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Rent expense:
Minimum rental payments	$289,169	$266,318	$239,049
Contingent rental payments	3,961	3,913	3,614
Straight-line rent expense	2,987	4,001	8,182
Lease incentives amortization	(28,905)	(25,369)	(21,557)
Amortization of purchased lease rights	682	684	958
Total rent expense(a)	267,894	249,547	230,246
Less all rental income(b)	(14,589)	(19,663)	(19,613)
Total net rent expense	$253,305	$229,884	$210,633

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Operations.

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

The Company recorded $7.1 million, $5.9 million and $5.1 million of 401(k) Plan match expense for the Plan Years ending December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

15. Income Taxes

Income (loss) before income taxes was as follows for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	(in thousands)
	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Domestic	$241,112	$113,955	$40,246
Foreign	(2,236)	(8,919)	(7,888)
Total income before income taxes	$238,876	$105,036	$32,358

Income tax expense was as follows for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	(in thousands)
	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$71,441	$57,123	$29,794
State	11,044	12,898	4,036
Foreign	—	—	351
Subtotal	82,485	70,021	34,181
Deferred:
Federal	6,452	(25,777)	(17,045)
State	(543)	(5,163)	(928)
Foreign	—	—	—
Subtotal	5,909	(30,940)	(17,973)
Total Income Tax Expense	$88,394	$39,081	$16,208

The tax rate reconciliations were as follows for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal	3.0	4.1	8.4
Change in valuation allowance	1.0	1.5	4.9
Permanent items	0.6	0.9	0.6
Tax credits	(2.1)	(3.4)	(7.7)
Tax reserves	0.4	(1.6)	2.1
Deferred tax asset - stock compensation	—	—	8.3
Impact of change in state tax laws and rates	0.1	0.7	2.8
Foreign taxes	(0.2)	(1.1)	(3.8)
Other	(0.8)	1.1	(0.5)
Effective tax rate	37.0%	37.2%	50.1%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 30, 2016		January 31, 2015
	Tax Assets(a)	Tax Liabilities(a)	Tax Assets	Tax Liabilities
Current deferred tax assets and liabilities:
Compensated absences	$—	$—	$962	$—
Inventory costs and reserves capitalized for tax purposes	—	—	12,726	—
Insurance reserves	—	—	8,790	—
Prepaid and other items	—	—	—	11,562
Sales return reserves	—	—	3,632	—
Reserves	—	—	5,043	—
Deferred revenue	—	—	1,680	—
Employee benefit accrual	—	—	17,170	—
Other	—	—	391	—
Valuation allowance	—	—	(1,603)	—
Total current deferred tax assets and liabilities	$—	$—	$48,791	$11,562
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$161,380	$—	$141,042
Deferred rent	35,299	—	33,803	—
Intangibles—long-lived	—	92,559	—	103,184
Intangibles—indefinite-lived	—	94,315	—	93,974
Incidental supplies	—	12,519	—	—
Insurance reserves	23,365	—	14,196	—
Employee benefit compensation	17,649	—	4,661	—
State net operating losses (net of federal benefit)	9,270	—	9,132	—
Inventory costs and reserves capitalized for tax purposes	15,245	—	—	—
Landlord allowances	39,463	—	35,335	—
Accrued interest	4,174	—	3,746	—
Other	13,589	2,897	6,969	—
Reserves	12,019	—	—	—
Tax credits	4,760	—	5,048	—
Valuation allowance	(12,858)	—	(9,050)	—
Total non-current deferred tax assets and liabilities	$161,975	$363,670	$103,840	$338,200
Net deferred tax liability		$201,695		$197,131

(a)

The amounts presented in the table above are reflective of the prospective adoption of ASU 2015-17, which calls for the presentation of deferred tax assets and deferred tax liabilities as non-current.  Prior period amounts have not been retrospectively adjusted to reflect the adoption of this ASU. Refer to Note 2, “Recent Accounting Pronouncements,” for further discussion related to this ASU.

As of January 30, 2016, the Company had available $134.1 million and $6.8 million of state and Puerto Rico net operating losses, respectively, that can be carried forward to future years. The Company has $7.5 million of deferred tax assets recorded for state net operating losses which will expire at various dates between 2016 and 2037. In addition, as of January 30, 2016, the Company had $1.7 million of deferred tax assets recorded for Puerto Rico net operating loss carry forwards that will begin to expire in 2019. As of January 30, 2016, the Company had tax credit carry forwards that included $5.4 million of state credits that will begin to expire in 2023 and $1.3 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.8 million on state net operating losses and $2.0 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico deferred tax assets, including net operating loss carry forwards and credit carry forwards, will not be realized. We have provided for a full valuation allowance of $5.1 million on Puerto Rico deferred tax assets. If our assumptions change and we determine we will be able to realize these net operating losses or the credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 30, 2016, will be recorded to the Company’s Consolidated Statement of Operations. The valuation allowance increased by $2.2 million and $1.6 million during each of the years ended January 30, 2016 and January 31, 2015, respectively, primarily due to increase in the Puerto Rico deferred tax assets that will more likely than not, not be realized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at February 2, 2013	$16,924
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	(128)
Balance at February 1, 2014	$15,272
Additions for tax positions of the current year	44
Additions for tax positions of prior years	252
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	(2,314)
Balance at January 31, 2015	$11,730
Additions for tax positions of the current year	122
Additions for tax positions of prior years	250
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	—
Balance at January 30, 2016	$10,578

As of January 30, 2016, the Company reported total unrecognized benefits of $10.6 million, of which $6.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $1.3 million of interest and penalties during Fiscal 2015 in the line item “Income tax expense” in the Company’s Consolidated Statements of Operations. Cumulative interest and penalties of $13.4 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

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

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2013 through 2015. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2010 through 2015, with a few exceptions, under the applicable statutes of limitations. There are ongoing federal and state audits in several jurisdictions and the Company has accrued for possible exposures as required under Topic No. 740. The settlement of these audits will not have a material impact to the financial results of the Company.

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

Refer to Note 8, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate cap contracts.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 30, 2016 and January 31, 2015 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 30,	January 31,
	2016	2015
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,114	$28,094

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 30, 2016		January 31, 2015
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,575	$1,107,921	$1,161,541	$1,150,410
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019(a)	167,400	167,400	63,300	63,300
Total debt	$1,279,975	$1,275,321	$1,224,841	$1,213,710

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $41.3 million and $48.1 million as of January 30, 2016 and January 31, 2015, respectively.

Letters of credit outstanding as of January 30, 2016 and January 31, 2015 amounted to $32.2 million and $33.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $9.1 million and $14.7 million at January 30, 2016 and January 31, 2015, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $335.4 million and $386.9 million as of January 30, 2016 and January 31, 2015, respectively.

Inventory Purchase Commitments

The Company had $623.0 million of purchase commitments related to goods that were not received as of January 30, 2016.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

18. Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement was terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering and, in accordance with the termination of the Advisory Agreement, Bain Capital was paid a fee of $10.1 million which is included in the line item “Costs related to debt amendments, secondary offerings, termination of advisory agreement and other” in the Company’s Consolidated Statements of Operations. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket expenses, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During Fiscal 2015 and Fiscal 2014 fees paid to Bain Capital, representing reimbursement for out-of-pocket expenses, amounted to $0.1 million and $0.2 million. During Fiscal 2013, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $2.9 million, exclusive of the $10.1 million termination fee. These amounts are recorded in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

	(in thousands, except share data)
Year ended January 31, 2016:	Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Net sales	$1,183,059	$1,144,218	$1,230,886	$1,540,769
Gross margin(1)(2)	$470,129	$448,303	$489,302	$631,557
Net income (4)	$25,695	$10,900	$15,116	$98,771
Net income per share—basic(5):
Common stockholders	$0.34	$0.14	$0.20	$1.37
Net income per share—diluted(5):
Common stockholders	$0.34	$0.14	$0.20	$1.35

	(in thousands, except share data)
Year ended January 31, 2015:	Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net sales	$1,128,269	$1,043,581	$1,157,292	$1,485,362
Gross margin(1)(2)	$429,808	$398,554	$458,702	$626,621
Net income (loss)(3)(4)	$11,774	$(6,470)	$(34,214)	$94,865
Net income (loss) per share—basic(5):
Common stockholders	$0.16	$(0.09)	$(0.46)	$1.27
Net income (loss) per share—diluted(5):
Common stockholders	$0.16	$(0.09)	$(0.46)	$1.24

(1)	Gross margin is equal to net sales less cost of sales.
(2)

Gross margin for the quarterly period ended January 30, 2016 is inclusive of a loss related to inventory shrinkage adjustments of $3.5 million as a result of actual shrink being more than what the Company had estimated. Gross margin for the quarterly period ended January 31, 2015 is inclusive of gains related to inventory shrinkage adjustments of $10.0 million as a result of actual shrink being less than what the Company had estimated.

(3)	Net income (loss) for the quarter ended November 1, 2014 includes a loss of $70.3 million from the extinguishment of debt. Refer to Note 7, “Long Term Debt,” for additional details.
(4)

Net income for the quarters ended January 30, 2016 and January 31, 2015 includes $5.6 million and $9.3 million, respectively, of charges related to certain ongoing litigation matters. Refer to Note 17, “Commitments and Contingencies,” for discussion on the Company’s legal matters.

(5)	Quarterly income (loss) per share results may not equal full year amounts due to rounding.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	January 30, 2016	January 31, 2015
	(in thousands)
ASSETS:
Current assets	$24	$1,504
Total assets	$24	$1,504
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities	$—	$—
Negative investment in subsidiaries	99,046	67,455
Commitments and contingencies	—	—
Total stockholders’ deficit	(99,022)	(65,951)
Total liabilities and stockholders’ deficit	$24	$1,504

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Operations

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$150,482	$65,955	$16,150
Net income	$150,482	$65,955	$16,150
Total comprehensive income	$150,482	$65,955	$16,150

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Receipt of dividends	—	—	—
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	260,667
Offering costs	—	—	(23,747)
Receipt of dividends	—	—	336,000
Payment of dividends	—	—	(336,000)
Purchase of treasury shares	(201,670)	(3,933)	—
Intercompany financing transactions	198,090	(600)	(236,920)
Proceeds from stock option exercises	2,100	2,514	2,527
Net cash (used in) provided by financing activities	(1,480)	(2,019)	2,527
(Decrease) increase in cash and cash equivalents	(1,480)	(2,019)	2,527
Cash and cash equivalents at beginning of period	1,504	3,523	996
Cash and cash equivalents at end of period	$24	$1,504	$3,523

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company’s ability to pay dividends on Parent Company’s common stock will be limited by restrictions on the ability of Parent Company’s subsidiaries to pay dividends or make distributions under the terms of current and future agreements governing the indebtedness of Parent Company’s subsidiaries, so long as the pro forma consolidated secured leverage ratio of Parent Company’s subsidiaries does not exceed 3.50 to 1.00.

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

Note 2. Dividends

As discussed above, payment of dividends is prohibited under the credit agreements of Parent Company’s subsidiaries, except in limited circumstances. Dividends equal to $336.0 million were paid during Fiscal 2013. During Fiscal 2013, the Company used the net proceeds from the offering of the 9.00%/9.75% Senior Notes due 2018 issued by Burlington Holdings, LLC (Holdings LLC) and Burlington Holdings Finance, Inc. (Holdco Notes) to pay a special cash dividend of $336.0 million to the Class A and Class L stockholders on a pro rata basis. The dividend was approved by the Parent Company’s Board of Directors in February 2013.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $11.2 million, $6.3 million and $10.2 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The excess tax benefit from stock based compensation of $11.9 million and $15.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2015 and Fiscal 2014, respectively. There was no excess tax benefit from stock based compensation for Fiscal 2013.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 30, 2016
Allowance for doubtful accounts	$111	$740	$—	$579	$272
Sales reserves	$3,052	$(317)	$313,737	$313,208	$3,264
Valuation allowances on deferred tax assets	$10,653	$—	$2,205	$—	$12,858
Year ended January 31, 2015
Allowance for doubtful accounts	$109	$344	$—	$342	$111
Sales reserves	$2,604	$(672)	$304,577	$303,457	$3,052
Valuation allowances on deferred tax assets	$9,108	$—	$1,545	$—	$10,653
Year ended February 1, 2014
Allowance for doubtful accounts	$81	$304	$—	$276	$109
Sales reserves	$2,774	$256	$295,107	$295,533	$2,604
Valuation allowances on deferred tax assets	$7,882	$—	$1,226	$—	$9,108

Notes:

(1)	Amounts related to sales reserves are charged to merchandise sales and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2016.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 30, 2016, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 30, 2016, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended January 30, 2016 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 15, 2016

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Annual Meeting”), which information is incorporated herein by reference. The Proxy Statement for the Annual Meeting (the “Proxy Statement”) will be filed within 120 days of the close of our 2015 fiscal year.

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

For the information required by this Item 13, see “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference.

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

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 43 of this Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant is set forth on pages 81-84. Schedule II—Valuation and Qualifying Accounts filed as part of this Report is set forth on page 85 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

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

10.1.2(15)

Amendment No. 2 to the Credit Agreement, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.3(16)

Amendment No. 3 to the Credit Agreement, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.4(24)

Amendment No. 4 to the Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

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

Exhibit No.	Description

10.3.1(24)

First Amendment to Second Amended and Restated Credit Agreement, dated as of August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers signatory thereto, the facility guarantors signatory thereto, each lender party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.

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

10.17+(8)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.1+(8)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.2+(19)	Amendment No. 2 to Employment Agreement, dated as of October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.18+(4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.18.1+(19)	Amendment No. 1 to Employment Agreement, dated as of October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.18.2+(25)

Amendment No. 2 to Employment Agreement, dated as of December 8, 2014, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

10.18.3+(11)

Amendment No. 3 to Employment Agreement, dated as of May 18, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

Exhibit No.	Description

10.18.4+(2)

Amendment No. 4 to Employment Agreement, dated as of May 29, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

10.18.5+(7)

Amendment No. 5 to Employment Agreement, dated as of July 7, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

10.19+(9)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.19.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.20+(13)	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.20.1+(17)	Amendment No. 1 to Employment Agreement, dated as of December 21, 2012, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.21+(17)	Employment Agreement, dated as of March 12, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.21.1+(17)	Amendment No. 1 to Employment Agreement, dated as of November 1, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.21.2+(26)	Amendment No. 2 to Employment Agreement dated as of June 23, 2014, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22+(3)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.22.1+(20)	Amendment No. 1 to Employment Agreement, dated as of October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.23+(1)	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.23.1+(20)	Amendment No. 1 to Employment Agreement, dated as of July 17, 2007, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.23.2+(20)	Amendment No. 2 to Employment Agreement, dated as of December 7, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.

10.24+(17)	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.24.1+(17)	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.25+(5)

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

10.26+(5)

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

10.27+(5)

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

10.28+(5)

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

10.29+(20)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).

Exhibit No.	Description

10.30(21)	Form of Directors and Officers Indemnification Agreement.

10.31+(22)	Burlington Stores, Inc. 2013 Omnibus Incentive Plan.

10.32+(20)	Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

10.33+(20)

Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

10.34+(20)

Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, dated as of June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

10.35(23)	Amended and Restated Stockholders Agreement among Burlington Stores, Inc. and the Investors and Managers named therein dated as of March 13, 2014.

10.35.1(26)	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of May 22, 2014.

10.35.2(6)	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of December 5, 2014.

10.36+(6)	Employment Agreement, dated as of November 7, 2014, by and between Burlington Coat Factory Warehouse Corporation and Eric Seeger.

10.37+(6)	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury dated December 15, 2014.

10.38+(6)	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors

10.39+(6)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.40+(6)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.41+(6)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.42+(6)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.43+(11)	Employment Agreement, dated as of July 20, 2015, by and among Burlington Coat Factory Warehouse Corporation and Janet Dhillon.
10.44+(11)	Amended and Restated Employment Agreement, dated as of July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.
10.45+†

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.46+†

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.47+†

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.48+†

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.49+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
10.50+†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.

Exhibit No.	Description
10.51+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
10.52+†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
21.1†	List of Subsidiaries of Burlington Stores, Inc.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
+	Management Contract or Compensatory Plan or Arrangement.
(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on June 1, 2015.
(3)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 25, 2015.
(7)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on July 7, 2015.
(8)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 24, 2011.
(11)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 filed on August 31, 2015.
(12)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2011.
(13)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on April 20, 2012.
(14)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 17, 2012.

(15)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 21, 2013.
(16)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 22, 2013.
(17)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 26, 2013.
(18)	Reserved.
(19)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 filed on December 11, 2012.
(20)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 6, 2013.
(21)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 10, 2013.
(22)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 19, 2013.
(23)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.
(24)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on August 18, 2014.
(25)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on December 9, 2014.
(26)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014 filed on September 11, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2016.

Signature	Title

/s/ Thomas A. Kingsbury	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Thomas A. Kingsbury

/s/ Marc Katz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Marc Katz

/s/ John Crimmins	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
John Crimmins

/s/ Joshua Bekenstein	Director
Joshua Bekenstein

/s/ Frank Cooper, III	Director
Frank Cooper, III

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Tricia Patrick	Director
Tricia Patrick

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

EXHIBIT INDEX

Exhibit	Description

10.45

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.46

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.47

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.48

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.49	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.

10.50	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.

10.51	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.

10.52	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.

21.1	List of Subsidiaries of Burlington Stores, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document