Form 10-Q
period 2016-04-30
Burlington Stores, Inc.
filed 2016-05-26
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of shares of registrant’s common stock outstanding as of April 30, 2016: 71,513,289.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	April 30,	May 2,
	2016	2015
REVENUES:
Net sales	$1,282,670	$1,183,059
Other revenue	6,214	7,860
Total revenue	1,288,884	1,190,919
COSTS AND EXPENSES:
Cost of sales	768,681	712,930
Selling, general and administrative expenses	403,385	377,679
Costs related to secondary offering	—	259
Stock option modification expense	236	460
Depreciation and amortization	45,545	42,155
Impairment charges-long-lived assets	109	1,715
Other income—net	(4,169)	(1,072)
Loss on extinguishment of debt	—	649
Interest expense	14,952	14,803
Total cost and expenses	1,228,739	1,149,578
Income before income tax expense	60,145	41,341
Income tax expense	22,631	15,646
Net income	$37,514	$25,695

Net income per common share:
Common stock - basic	$0.53	$0.34
Common stock - diluted	$0.52	$0.34
Weighted average number of common shares:
Common stock - basic	71,166	74,982
Common stock - diluted	72,423	76,501

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net income	$37,514	$25,695
Other comprehensive (loss) income, net of tax:
Interest rate cap contracts:
Unrealized (losses) gains, net of related taxes of $0.8 million and $0.6 million, respectively	(1,151)	901
Amount reclassified into earnings, net of related taxes of $0.1 million	157	—
Other comprehensive (loss) income, net of tax:	(994)	901
Total comprehensive income	$36,520	$26,596

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	April 30,	January 30,	May 2,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$28,100	$20,915	$34,748
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	51,371	38,571	45,717
Merchandise inventories	804,694	783,528	822,313
Deferred tax assets	—	—	35,821
Prepaid and other current assets	69,525	62,168	90,173
Total current assets	981,490	932,982	1,056,572
Property and equipment—net	1,011,869	1,018,570	967,054
Tradenames	238,000	238,000	238,000
Favorable leases—net	232,482	238,753	260,291
Goodwill	47,064	47,064	47,064
Other assets	94,996	96,444	104,666
Total assets	$2,605,901	$2,571,813	$2,673,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$594,381	$598,199	$631,790
Other current liabilities	279,076	286,986	261,691
Current maturities of long term debt	1,452	1,403	1,195
Total current liabilities	874,909	886,588	894,676
Long term debt	1,350,176	1,295,163	1,306,570
Other liabilities	285,554	287,389	273,335
Deferred tax liabilities	200,500	201,695	229,418
Commitments and contingencies (Notes 2, 9, 10 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 77,079,034 shares, 76,711,663 shares and 76,346,273 shares, respectively;
Outstanding: 71,513,289 shares, 72,071,177 shares and 75,669,129 shares, respectively	7	7	7
Additional paid-in-capital	1,393,955	1,395,863	1,379,832
Accumulated deficit	(1,238,458)	(1,275,972)	(1,400,759)
Accumulated other comprehensive loss	(9,986)	(8,992)	(843)
Treasury stock, at cost	(250,756)	(209,928)	(8,589)
Total stockholders' deficit	(105,238)	(99,022)	(30,352)
Total liabilities and stockholders' deficit	$2,605,901	$2,571,813	$2,673,647

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
OPERATING ACTIVITIES
Net income	$37,514	$25,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	45,545	42,155
Impairment charges—long-lived assets	109	1,715
Amortization of deferred financing costs	712	734
Accretion of long-term debt instruments	199	211
Deferred income tax (benefit)	(533)	(4,135)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	—	649
Non-cash stock compensation expense	3,283	2,119
Non-cash rent expense	(7,331)	(5,586)
Deferred rent incentives	2,476	11,301
Excess tax benefit from stock based compensation	(3,070)	(6,150)
Changes in assets and liabilities:
Accounts receivable	(13,287)	(2,015)
Merchandise inventories	(21,166)	(33,605)
Prepaid and other current assets	(8,384)	(31,492)
Accounts payable	(2,959)	10,108
Other current liabilities	(7,004)	(33,350)
Other long term assets and long term liabilities	1,469	(913)
Other operating activities	2,804	701
Net cash provided by (used in) operating activities	30,377	(21,858)
INVESTING ACTIVITIES
Cash paid for property and equipment	(30,425)	(43,088)
Proceeds from sale of property and equipment and assets held for sale	83	108
Net cash used in investing activities	(30,342)	(42,980)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	450,200	436,100
Principal payments on long term debt—ABL Line of Credit	(395,400)	(319,400)
Principal payments on long term debt—Term B-3 Loans	—	(50,000)
Proceeds from sale of interest rate cap contracts	—	1,169
Purchase of treasury shares	(50,017)	(331)
Proceeds from stock option exercises	927	903
Excess tax benefit from stock based compensation	3,070	6,150
Other financing activities	(1,630)	(354)
Net cash provided by financing activities	7,150	74,237
Increase in cash and cash equivalents	7,185	9,399
Cash and cash equivalents at beginning of period	20,915	25,349
Cash and cash equivalents at end of period	$28,100	$34,748
Supplemental disclosure of cash flow information:
Interest paid	$13,958	$13,885
Income tax payments - net	$5,251	$18,499
Non-cash investing activities:
Accrued purchases of property and equipment	$18,316	$12,571

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of April 30, 2016, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 570 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (Fiscal 2015 10-K). The balance sheet at January 30, 2016 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2015 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended April 30, 2016 are not necessarily indicative of results for the fiscal year ending January 28, 2017 (Fiscal 2016).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2015 10-K, “Summary of Significant Accounting Policies.”

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The effective date of this ASU for the Company is the beginning of the fiscal year ended February 2, 2019 (Fiscal 2018). The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which provides guidance for leases.  The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of the fiscal year ended February 1, 2020 (Fiscal 2019).  Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. Further, on August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has stated that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  These standards become effective for fiscal years beginning after December 15, 2015.  The Company adopted these standards during the first quarter of Fiscal 2016 on a retrospective basis.  As a result, $8.3 million and $9.5 million of deferred financing costs associated with the Term Loan Facility (as defined in Note 2, “Long Term Debt,”) as of January 30, 2016 and May 2, 2015, respectively, have been reclassified and shown as a deduction from the line item “Long term debt” on our Condensed Consolidated Balance Sheets.  These amounts were previously recorded in the line item “Other assets” on our Condensed Consolidated Balance Sheets.  The remaining deferred financing costs associated with the Company’s ABL Line of Credit (as defined in Note 2, “Long Term Debt,”) and interest rate cap contracts continue to be shown in the line item “Other assets” on our Condensed Consolidated Balance Sheets in accordance with ASU 2015-15.

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted in any interim or annual period.  Once adopted, all excess tax benefits and tax deficiencies from stock based compensation will be recognized as income tax expense or benefit in the statement of operations as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  In addition, any excess tax benefit from stock based compensation will be classified along with other income tax cash flows as an operating activity on the statement of cash flows.  Currently, the Company records all excess tax benefits in additional paid-in capital on the balance sheet when the deduction reduces taxes payable and records tax deficiencies in the statement of operations and separates any excess tax benefit from stock based compensation from other income tax cash flows and classifies them as a financing activity on the statement of cash flows with a corresponding offset in operating activities. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended April 30, 2016, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of April 30, 2016 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 30,	January 30,	May 2,
	2016	2016	2015
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,774	$1,112,575	$1,111,977
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	222,200	167,400	180,000
Capital lease obligations	24,613	24,925	25,255
Unamortized deferred financing costs	(7,959)	(8,334)	(9,467)
Total debt	1,351,628	1,296,566	1,307,765
Less: current maturities	(1,452)	(1,403)	(1,195)
Long term debt, net of current maturities	$1,350,176	$1,295,163	$1,306,570

Term Loan Facility

On August 13, 2014, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing its senior secured term loan facility (the Term Loan Facility). The Fourth Amendment, among other things, (i) increased the available incremental amount to $400.0 million plus unlimited amounts so long as BCFWC’s pro forma consolidated secured leverage ratio does not exceed 3.50 to 1.00 and (ii) gave BCFWC and its restricted subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended Term Loan Credit Agreement. The interest rate margin applicable under the Amended Term Loan Credit Agreement is 3.25% in the case of loans drawn at LIBOR and 2.25% in the case of loans drawn under the prime rate (as determined by the Term Loan Facility Administrative Agent). The Fourth Amendment removed the variable pricing mechanism that was formerly in place, which was based on BCFWC’s pro forma consolidated secured leverage ratio. The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables.

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

Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At April 30, 2016, the Company’s borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

On August 13, 2014, BCFWC also entered into Amendment No. 1 (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, the Amended ABL Credit Agreement) governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The ABL Amendment, among other things, provided BCFWC and certain of its subsidiaries with additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with its covenants under the Amended ABL Credit Agreement. The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year.

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

At April 30, 2016, the Company had $339.3 million available under the Amended ABL Line of Credit and $222.2 million of outstanding borrowings. The maximum borrowings under the facility during the three month period ended April 30, 2016 amounted to $315.0 million. Average borrowings during the three month period ended April 30, 2016 amounted to $224.9 million, at an average interest rate of 1.7%. The Company had outstanding borrowings under the Amended ABL Line of Credit of $167.4 million as of January 30, 2016.

At May 2, 2015, the Company had $382.6 million available under the ABL Line of Credit and $180.0 million of outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 2, 2015 amounted to $181.8 million. Average borrowings during the three month period ended May 2, 2015 amounted to $113.3 million, at an average interest rate of 1.6%.

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

The Company did not record any hedge ineffectiveness in its earnings during the three month period ended April 30, 2016. As of April 30, 2016, the Company estimates that approximately $3.8 million will be reclassified into interest expense during the next twelve months.

As of April 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	April 30, 2016		January 30, 2016		May 2, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	Other assets	$—	Other assets	$1,905

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	April 30, 2016		January 30, 2016		May 2, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$9,016	Other liabilities	$8,415	N/A	$—

The tables below present the amounts of losses recognized in other comprehensive loss, net of taxes, and the classification of losses reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Amount of Losses Recognized in Other Comprehensive Loss Related to Derivatives
Derivatives Designated as	Three Months Ended
Hedging Instruments	April 30, 2016	May 2, 2015
Interest rate cap contracts	$(1,151)	$901

	(in thousands)
	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as	Three Months Ended		Component of
Hedging Instruments	April 30, 2016	May 2, 2015	Earnings
Interest rate cap contracts	$157	$—	Interest expense

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 30, 2016	$(8,992)
Unrealized losses, net of related tax benefit of $0.8 million	(1,151)
Amount reclassified into earnings, net of related taxes of $0.1 million	157
Balance at April 30, 2016	$(9,986)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of April 30, 2016, January 30, 2016 and May 2, 2015 are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 30,	January 30,	May 2,
	2016	2016	2015
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,125	$28,114	$28,099

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	April 30, 2016		January 30, 2016		May 2, 2015
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, matures on August 13, 2021	$1,112,774	$1,116,465	$1,112,575	$1,107,921	$1,111,977	$1,120,317
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019(a)	222,200	222,200	167,400	167,400	180,000	180,000
Total debt	$1,334,974	$1,338,665	$1,279,975	$1,275,321	$1,291,977	$1,300,317

(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates due to its short term nature (borrowings are typically done in 30 day increments).

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since April 30, 2016, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	April 30,	January 30,	May 2,
	2016	2016	2015
Current deferred tax asset	$—	$—	$35,821
Non-current deferred tax liability	200,500	201,695	229,418
Net deferred tax liability	$200,500	$201,695	$193,597

The amounts presented in the table above are reflective of the prospective adoption of Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  The Company adopted this standard on a prospective basis during the fourth quarter of Fiscal 2015. Amounts as of May 2, 2015 have not been retrospectively adjusted to reflect the adoption of this standard.

Deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

As of April 30, 2016, January 30, 2016 and May 2, 2015, valuation allowances amounted to $7.8 million, $7.8 million and $6.2 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of April 30, 2016, the Company had $7.3 million of deferred tax assets recorded for state net operating losses, which will expire between 2016 and 2026. In addition, management also determined that a full valuation allowance of $5.4 million, $5.1 million and $4.8 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended April 30, 2016, the Company acquired 306 shares of common stock from employees for less than $0.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. During the three month period ended April 30, 2016, the Company re-issued 688,880 shares held in its treasury stock pool for re-issuance under the 2006 Management Incentive Plan.  As a result of this transaction, the Company reclassified approximately $9.2 million from treasury stock to additional paid-in-capital.

Share Repurchase Programs

During the three month period ended April 30, 2016, the Company repurchased 924,953 shares of its common stock for $50.0 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheet.  As of April 30, 2016, the Company had $149.6 million available for purchase under its share repurchase program.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended
	April 30,	May 2,
	2016	2015

Basic net income per share
Net income	$37,514	$25,695
Weighted average number of common shares – basic	71,166	74,982
Net income per common share – basic	$0.53	$0.34
Diluted net income per share
Net income	$37,514	$25,695
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	71,166	74,982
Assumed exercise of stock options and vesting of restricted stock	1,257	1,519
Weighted average number of common shares – diluted	72,423	76,501
Net income per common share – diluted	$0.52	$0.34

Approximately 120,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three month period ended April 30, 2016, since their effect was anti-dilutive.

For the three month period ended May 2, 2015, there were less than 100,000 outstanding options to purchase shares of common stock and shares of unvested restricted stock awards that were excluded from diluted earnings per share since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of April 30, 2016, there were 6,000,000 shares of common stock authorized for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan). The 2006 Management Incentive Plan (the 2006 Plan and, together with the 2013 Plan, the Plans) terminated on April 12, 2016.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” The Company granted 533,731 options under the 2006 Plan and 13,159 options under the 2013 Plan during the three month period ended April 30, 2016 at exercise prices ranging from $54.11 to $56.06 per share.  Options granted during the three month period ended May 2, 2015 were all granted under the 2006 Plan at exercise prices ranging from $52.02 to $52.75 per share. All options granted during the three month periods ended April 30, 2016 and May 2, 2015 were service-based awards that vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

With the exception of the special one-time grant of options to purchase shares of common stock to certain members of management made during Fiscal 2013, all options awarded prior to Fiscal 2016 become exercisable upon a change of control; options awarded after Fiscal 2015 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason within a certain period of time following a change in control. The vesting of special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or, in some instances, the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	April 30,	May 2,
Type of Non-Cash Stock Compensation	2016	2015
Restricted stock grants (a)	$1,758	$1,218
Stock option grants (a)	1,324	561
Stock option modification (b)	201	340
Total (c)	$3,283	$2,119

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the May 2013 stock option modification.  Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.

(c)

The amounts presented in the table above exclude taxes.  For the three month period ended April 30, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.2 million.  For the three month period ended May 2, 2015, the tax benefit related to the Company’s non-cash stock compensation was approximately $0.8 million.

As of April 30, 2016, the Company had 3,106,899 options outstanding to purchase shares of common stock under the Plans.

Stock option transactions during the three month period ended April 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2016	2,744,671	$12.43
Options granted	546,890	54.60
Options exercised (a)	(170,848)	5.42
Options forfeited	(13,814)	22.70
Options outstanding, April 30, 2016	3,106,899	$20.19

(a)	Options exercised during the three month period ended April 30, 2016 had a total intrinsic value of $8.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of April 30, 2016:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,735,595	7.6	$19.61	$ 102.2 million

The fair value of each stock option granted during the three month period ended April 30, 2016 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
April 30,
2016
Risk-free interest rate	1.43% - 1.81%
Expected volatility	36.0% - 37.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$21.00

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended April 30, 2016 and May 2, 2015, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Under the Plans, the Company also has the ability to grant shares of restricted stock. During the three month period ended April 30, 2016, the Company granted 173,113 shares and 27,633 shares of restricted stock under the 2006 Plan and 2013 Plan, respectively.  These grants are service-based awards that cliff vest at the end of the requisite service period, which typically are three or four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason.

Restricted stock transactions during the three month period ended April 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, May 2, 2015	509,543	$45.33
Awards granted	200,746	54.57
Awards vested	(898)	34.45
Awards forfeited	(4,223)	41.28
Non-vested awards outstanding, April 30, 2016	705,168	$48.00

The fair value of each share of restricted stock granted during the three month period ended April 30, 2016 was based upon the closing price of the Company’s common stock on the date of grant (for awards made under the 2006 Plan) or the closing price of the Company’s common stock on the date prior to the grant date (for awards made under the 2013 Plan).

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At April 30, 2016, January 30, 2016 and May 2, 2015, deferred lease incentives were $176.0 million,

$179.3 million and $174.6 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $227.2 million for the remainder of Fiscal 2016 and $314.9 million, $296.2 million, $252.1 million, $218.4 million and $1,032.5 million for the fiscal years ended February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021 and all subsequent years thereafter, respectively. Total future minimum lease payments include $118.5 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $346.4 million of minimum lease payments for 31 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $38.4 million, $41.3 million and $37.5 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively. Among these arrangements as of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had letters of credit in the amount of $32.2 million, $32.2 million and $32.1 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $6.2 million, $9.1 million and $5.4 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $339.3 million, $335.4 million and $382.6 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

Purchase Commitments

The Company had $737.7 million of purchase commitments related to goods that were not received as of April 30, 2016.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 30, 2016.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 570 stores, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended April 30, 2016 compared with the three month period ended May 2, 2015 include the following:

•	We generated total revenues of $1,288.9 million compared with $1,190.9 million.
•	Net sales improved $99.6 million to $1,282.7 million (inclusive of a 4.3% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.1% compared with 39.7%, which more than offset the 20 basis point increase in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.4% compared with 31.9%, inclusive of the approximate 20 basis point increase in product sourcing costs.
•	We earned net income of $37.5 million compared with net income of $25.7 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $10.2 million to $41.6 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $19.5 million to $121.0 million.

Fiscal Year

Fiscal 2016 is defined as the 52 week year ending January 28, 2017.  Fiscal 2015 is defined as the 52 week year ending January 30, 2016.

Store Openings, Closings, and Relocations

During the three month period ended April 30, 2016, we opened six new stores under the name “Burlington Stores” and closed two MJM Stores and one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open approximately 25 net new Burlington Stores during Fiscal 2016.

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

•

Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage and continue investing to improve our customer’s online experience, as well as to utilize e-commerce strategies to drive incremental traffic to our stores.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new Burlington Stores annually and continue to do so for the foreseeable future.

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

Uncertainties and Challenges

As we strive to increase profitability through achieving positive comparable store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income.  We earned net income of $37.5 million for the first quarter of Fiscal 2016 compared with net income of $25.7 million for the first quarter of Fiscal 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;
•	Adjusted Net Income does not reflect costs related to secondary offerings that were expensed during the fiscal periods;
•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted Net Income does not reflect losses on the extinguishment of debt;
•	Adjusted Net Income does not reflect impairment charges on long-lived assets;
•	Adjusted Net Income does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges.

During the three months ended April 30, 2016, Adjusted Net Income improved $10.2 million to $41.6 million. This improvement in Adjusted Net Income was driven by our improved gross margin, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended April 30, 2016 compared with the three months ended May 2, 2015:

	Three Months Ended
	April 30,	May 2,
	2016	2015
Reconciliation of net income to Adjusted Net Income:
Net income	$37,514	$25,695
Net favorable lease amortization (a)	6,222	6,057
Costs related to secondary offering (b)	—	259
Stock option modification expense (c)	236	460
Loss on extinguishment of debt (d)	—	649
Impairment charges (e)	109	1,715
Advisory fees (f)	—	73
Tax effect (g)	(2,471)	(3,501)
Adjusted Net Income	$41,610	$31,407

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

(b)	Costs are primarily related to our secondary offering.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Amounts relate to the May 2015 prepayment on our Term Loan Facility.
(e)	Represents impairment charges on long-lived assets.
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

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect losses on the extinguishment of debt;
•	Adjusted EBITDA does not reflect costs related to secondary offerings that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted EBITDA does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
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

During the three months ended April 30, 2016, Adjusted EBITDA improved $19.5 million to $121.0 million. This improvement was the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended April 30, 2016 compared with the three months ended May 2, 2015:

	Three Months Ended
	April 30,	May 2,
	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$37,514	$25,695
Interest expense	14,952	14,803
Interest income	(14)	(15)
Loss on extinguishment of debt (a)	—	649
Costs related to secondary offering (b)	—	259
Stock option modification expense (c)	236	460
Advisory fees (d)	—	73
Depreciation and amortization	45,545	42,155
Impairment charges (e)	109	1,715
Tax expense	22,631	15,646
Adjusted EBITDA	$120,973	$101,440

(a)	Amounts relate to the May 2015 prepayment on our Term Loan Facility.
(b)	Costs are primarily related to our secondary offering.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three months ended April 30, 2016, we experienced an increase in comparable store sales of 4.3%.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 35 basis points to 40.1% during the three month period ended April 30, 2016. This improvement in gross margin more than offset the 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

Inventory. Inventory at April 30, 2016 decreased  to $804.7 million compared with $822.3 million at May 2, 2015. This decrease was primarily driven by a decrease in our comparable store inventory of approximately 9% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover, partially offset by our 24 net new stores opened since May 2, 2015 and an increase in our pack-and-hold inventory of approximately $3 million.

Inventory at January 30, 2016 was $783.5 million. The increase in inventory from January 30, 2016 was primarily driven by the seasonality of our business, including an increase in our pack-and-hold inventory of approximately $26 million and our 3 net new stores opened since January 30, 2016.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the freshness of our store inventory. This is significant because usually the longer the inventory is sitting in stores, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover improved by approximately 7% for the first quarter of Fiscal 2016 compared with the first quarter of Fiscal 2015.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the second quarter of Fiscal 2015, we increased the minimum wage for all full time, and part-time associates with six months or more of service to $9.00 per hour.  We were able to effectively leverage efficiencies realized in our stores, as we continue to simplify operating procedures and improve the execution within store operations, in order to offset this wage increase and keep store payroll as a percentage of net sales consistent at 8.6% during the first quarters of Fiscal 2016 and Fiscal 2015.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $7.2 million during the three months ended April 30, 2016 resulting in a cash and cash equivalent balance of $28.1 million compared with an increase in cash and cash equivalents of $9.4 million during the three months ended May 2, 2015. The decrease in our cash flows compared with prior year was primarily driven by the purchase of treasury shares under our share repurchase programs, partially offset by changes in our prepaid rent due to the timing of our rental payments, a reduction in incentive compensation payments as well as a reduction in our capital expenditures.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at April 30, 2016 was $78.8 million compared with $134.1 million at May 2, 2015. The decrease in working capital was primarily related to our prospective adoption of Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  As we adopted this guidance on a prospective basis during the fourth quarter of Fiscal 2015, we did not retroactively adjust prior period amounts.  In addition, we experienced a decrease in our prepaid rent due to the timing of our rental payments, a reduction in our inventories as well as increases in our income taxes payable and accrued purchases of property and equipment.   These decreases in working capital were partially offset by a reduction in our accounts payable resulting from the timing of our inventory receipts as well as an increase in our accounts receivable driven by our overall increase in sales.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three months ended April 30, 2016 and the three months ended May 2, 2015.

	Percentage of Net Sales
	Three Months Ended
	April 30,	May 2,
	2016	2015
Net sales	100.0%	100.0%
Other revenue	0.5	0.7
Total revenue	100.5	100.7
Cost of sales	59.9	60.3
Selling, general and administrative expenses	31.4	31.9
Costs related to secondary offering	—	0.0
Stock option modification expense	0.0	0.0
Depreciation and amortization	3.6	3.6
Impairment charges-long-lived assets	0.0	0.1
Other income—net	(0.3)	(0.1)
Loss on extinguishment of debt	—	0.1
Interest expense	1.2	1.3
Total cost and expenses	95.8	97.2
Income before income tax expense	4.7	3.5
Income tax expense	1.8	1.3
Net income	2.9%	2.2%

Three Month Period Ended April 30, 2016 Compared With the Three Month Period Ended May 2, 2015

Net sales

Net sales improved approximately $99.6 million, or 8.4%, to $1,282.7 million during the first quarter of Fiscal 2016, driven primarily by the following:

•	an increase in net sales of $52.6 million from new stores opened during Fiscal 2016 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $51.0 million, or 4.3%, to $1,227.0 million; partially offset by
•	a $4.0 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned category, as discussed below.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges and miscellaneous revenue items) decreased $1.6 million during the first quarter of Fiscal 2016 primarily driven by a reduction in rental income from third party fragrance sales.  During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Condensed Consolidated Statements of Operations. As of April 30, 2016, fragrances were exclusively an owned category.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 35 basis points to 59.9% during the first quarter of Fiscal 2016, which more than offset the 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

On a dollar basis, cost of sales increased $55.8 million, or 7.8%, for the first quarter of Fiscal 2016, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 50 basis points for the first quarter of Fiscal 2016 primarily driven by leverage in occupancy and advertising spend as well as a shift in the timing of expenses from the first quarter to the second quarter of Fiscal 2016.   The following table details selling, general and administrative expenses for the three month period ended April 30, 2016 compared with the three month period ended May 2, 2015:

	(in millions)
	Three Months Ended
	April 30,	Percentage of	May 2,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	267.0	20.8%	$250.5	21.2%	$16.5	6.6%
Product sourcing costs	61.0	4.8	54.4	4.6	6.6	12.1
Corporate costs	38.5	3.0	38.1	3.2	0.4	1.0
Marketing and strategy costs	20.6	1.6	21.8	1.8	(1.2)	(5.5)
Other selling, general and administrative expenses	16.3	1.2	12.9	1.1	3.4	26.4
Selling, general and administrative expenses	$403.4	31.4%	$377.7	31.9%	$25.7	6.8%

Store related costs as a percentage of net sales improved approximately 40 basis points during the first quarter of Fiscal 2016, driven by improved leverage in occupancy costs.  In addition, we experienced reductions in payroll-related and other store expenses driven by the simplification of operating procedures and improved execution within our store operations.  These improvements more than offset the impact of the increase in our minimum wage.   On a dollar basis, the $16.5 million increase in store related costs was primarily driven by our 24 net new stores that have opened since May 2, 2015, as well as stores that opened during the first quarter of Fiscal 2015 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased 20 basis points to 4.8% of net sales.   The $6.6 million increase in product sourcing costs was driven by an increase in the volume through our distribution centers.

Corporate costs as a percentage of net sales improved approximately 20 basis points during the first quarter of Fiscal 2016 primarily driven by a 20 basis point reduction in severance expense incurred during the first quarter of Fiscal 2015 as well as 10 basis points of leverage in our business insurance.  These improvements were partially offset by a 10 basis point increase in our stock based compensation.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $45.5 million during the first quarter of Fiscal 2016 compared with $42.2 million during the first quarter of Fiscal 2015. The increase in depreciation and amortization expense was primarily driven by our 24 net new stores opened since May 2, 2015 and stores that opened during the first quarter of Fiscal 2015 that did not operate for a full 13 weeks, as well as the completion of our new corporate campus.

Interest expense

Interest expense increased slightly to $15.0 million, primarily driven by $0.2 million of realized losses related to our interest rate cap contracts reclassified from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the first quarter of Fiscal 2016 compared with the prior year’s quarter, are summarized in the table below:

	Three Months Ended
	April 30,	May 2,
	2016	2015
Average interest rate – ABL Line of Credit	1.7%	1.6%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 224.9 million	$ 113.3 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,166.5 million

Other income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $3.1 million, primarily driven by the sale of certain state tax credits during the first quarter of Fiscal 2016.

Income tax expense

Income tax expense was $22.6 million during the first quarter of Fiscal 2016 compared with $15.6 million during the first quarter of Fiscal 2015. The effective tax rate for the first quarter of Fiscal 2016 was 37.6% compared with 37.8% during the first quarter of Fiscal 2015. The decrease in the effective tax rate was primarily the result of our corporate entity restructuring.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2016, resulting in the annual effective income tax rate of 37.7% (before discrete items) being our best estimate. The projected annual effective income tax rate for the first quarter of Fiscal 2015 was 38.6% (before discrete items). The decrease in the annual effective tax rate was primarily driven by the impact of our corporate entity restructuring.

Net income

We earned net income of $37.5 million for the first quarter of Fiscal 2016 compared with net income of $25.7 million for the first quarter of Fiscal 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

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

Cash Flow for the Three Month Period Ended April 30, 2016 Compared With the Three Month Period Ended May 2, 2015

We generated $7.2 million of cash flow during the three month period ended April 30, 2016 compared with $9.4 million during the three month period ended May 2, 2015.

Net cash provided by operating activities amounted to $30.4 million during the three month period ended April 30, 2016 compared with a use of $21.9 million during the three month period ended May 2, 2015. The improvement in our operating cash flows was primarily driven by our improved operating results, the timing of our rental payments and a reduction in incentive compensation payments.  These improvements in cash flow were partially offset by changes in our accounts payable resulting from the timing of our inventory purchases and changes in our accounts receivable.

Net cash used in investing activities was $30.3 million during the three month period ended April 30, 2016 compared with a use of $43.0 million during the three month period ended May 2, 2015.  This change was primarily the result of a reduction in capital expenditures related to our supply chain initiatives, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash provided by financing activities was $7.2 million during the three month period ended April 30, 2016 compared with $74.2 million during the three month period ended May 2, 2015.  This decrease was primarily related to the $50.0 million of share repurchases during the first quarter of Fiscal 2016 as well as the net change in our debt obligations.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at April 30, 2016 was $78.8 million compared with $134.1 million at May 2, 2015.  Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital.  Working capital at January 30, 2016 was $18.6 million.

Capital Expenditures

For the three month period ended April 30, 2016, cash spend for capital expenditures, net of $2.5 million of landlord allowances, amounted to $27.9 million. We estimate that we will spend $150 million to $160 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2016, including $85 million to $90 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $22 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

During the first quarter of Fiscal 2016, we repurchased 924,953 shares of common stock for $50.0 million under our share repurchase program. As of April 30, 2016, we had $149.6 million available for purchase under our share repurchase program.  We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase program. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

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

Operational Growth

As of April 30, 2016, we operated 570 stores primarily under the name “Burlington Stores.” During the three month period ended April 30, 2016, we opened six new Burlington Stores and closed two MJM Stores and one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open approximately 25 net new Burlington Stores during Fiscal 2016.

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

Debt

As of April 30, 2016, our obligations include $1,112.8 million, inclusive of original issue discount, under our Term Loan Facility and $222.2 million under our ABL Line of Credit.

Term Loan Facility

At April 30, 2016, our borrowing rate related to the Term Loan Facility was 4.25%.

ABL Line of Credit

During the three month period ended April 30, 2016, we made net borrowings on our ABL Line of Credit of $54.8 million to make our $50.0 million of share repurchases and for general working capital requirements.  At April 30, 2016, we had $339.3 million available under the Amended ABL Line of Credit and $222.2 million of outstanding borrowings. The maximum borrowings under the facility during the three month period ended April 30, 2016 amounted to $315.0 million. Average borrowings during the three month period ended April 30, 2016 amounted to $224.9 million at an average interest rate of 1.7%.

Certain Information Concerning Contractual Obligations

The Company had $737.7 million of purchase commitments related to goods that were not received as of April 30, 2016. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, April 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

During the quarter ended April 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended April 30, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2016 through February 27, 2016	—	$—	—	$199,642,540
February 28, 2016 through April 2, 2016	925,201	$54.06	924,953	149,642,548
April 3, 2016 through April 30, 2016	58	$57.86	—	149,642,548
Total	925,259		924,953

(1)

The number of shares purchased between February 28, 2016 and April 2, 2016 include 248 shares that were not part of our publicly announced share repurchase program.  In addition, the shares repurchased between April 3, 2016 and April 30, 2016 were not part of our publicly announced share repurchase program. The aggregate of these shares were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to an additional $200 million of our common stock.  This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.  As of April 30, 2016, we had $149.6 million available for purchase under this share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1†	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Executive Vice President—Chief Financial Officer (Principal Financial Officer)

Date: May 26, 2016

INDEX TO EXHIBITS

Exhibit	Description

10.1	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase