Form 10-Q
period 2016-07-30
Burlington Stores, Inc.
filed 2016-08-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

The number of shares of registrant’s common stock outstanding as of July 30, 2016: 71,340,072.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
REVENUES:
Net sales	$1,255,053	$1,144,218	$2,537,723	$2,327,276
Other revenue	5,663	7,355	11,877	15,215
Total revenue	1,260,716	1,151,573	2,549,600	2,342,491
COSTS AND EXPENSES:
Cost of sales	757,622	695,915	1,526,303	1,408,845
Selling, general and administrative expenses	407,102	381,606	810,487	759,285
Costs related to debt amendments and secondary offering	1,346	(12)	1,346	247
Stock option modification expense	178	335	414	795
Depreciation and amortization	44,613	41,746	90,158	83,901
Impairment charges-long-lived assets	—	188	109	1,903
Other income—net	(1,717)	(1,389)	(5,886)	(2,462)
Loss on extinguishment of debt	3,805	—	3,805	649
Interest expense	15,084	14,598	30,036	29,401
Total cost and expenses	1,228,033	1,132,987	2,456,772	2,282,564
Income before income tax expense	32,683	18,586	92,828	59,927
Income tax expense	12,289	7,686	34,920	23,332
Net income	$20,394	$10,900	$57,908	$36,595

Net income per common share:
Common stock - basic	$0.29	$0.14	$0.82	$0.49
Common stock - diluted	$0.28	$0.14	$0.80	$0.48
Weighted average number of common shares:
Common stock - basic	70,757	75,181	70,962	75,081
Common stock - diluted	71,987	76,511	72,205	76,506

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income	$20,394	$10,900	$57,908	$36,595
Other comprehensive (loss), net of tax:
Interest rate cap contracts:
Unrealized (losses), net of related taxes of $1.4 million and $2.2 million during the three and six months ended July 30, 2016, respectively, and $1.1 million and $0.5 million during the three and six months ended August 1, 2015, respectively.	(2,142)	(1,722)	(3,293)	(821)
Amount reclassified into earnings, net of related taxes of $0.2 million and $0.3 million during the three and six months ended July 30, 2016 and less than $0.1 million during the three and six months ended August 1, 2015.	261	24	418	24
Other comprehensive (loss), net of tax:	(1,881)	(1,698)	(2,875)	(797)
Total comprehensive income	$18,513	$9,202	$55,033	$35,798

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	July 30,	January 30,	August 1,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$30,469	$20,915	$27,231
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	41,902	38,571	38,979
Merchandise inventories	744,965	783,528	802,341
Deferred tax assets	—	—	34,446
Prepaid and other current assets	86,895	62,168	106,226
Total current assets	932,031	932,982	1,037,023
Property and equipment—net	1,024,919	1,018,570	986,395
Tradenames	238,000	238,000	238,000
Favorable leases—net	226,581	238,753	254,250
Goodwill	47,064	47,064	47,064
Other assets	97,659	96,444	101,799
Total assets	$2,566,254	$2,571,813	$2,664,531

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$546,035	$598,199	$590,498
Other current liabilities	291,353	286,986	278,593
Current maturities of long term debt	1,512	1,403	1,340
Total current liabilities	838,900	886,588	870,431
Long term debt	1,351,830	1,295,163	1,340,857
Other liabilities	284,083	287,389	270,575
Deferred tax liabilities	195,175	201,695	223,305
Commitments and contingencies (Notes 2, 9, 10 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 77,316,292 shares, 76,711,663 shares and 76,491,839 shares, respectively;
Outstanding: 71,340,072 shares, 72,071,177 shares and 75,362,744 shares, respectively	7	7	7
Additional paid-in-capital	1,403,085	1,395,863	1,385,804
Accumulated deficit	(1,218,064)	(1,275,972)	(1,389,860)
Accumulated other comprehensive loss	(11,867)	(8,992)	(2,541)
Treasury stock, at cost	(276,895)	(209,928)	(34,047)
Total stockholders' deficit	(103,734)	(99,022)	(40,637)
Total liabilities and stockholders' deficit	$2,566,254	$2,571,813	$2,664,531

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 30,	August 1,
	2016	2015
OPERATING ACTIVITIES
Net income	$57,908	$36,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	90,158	83,901
Impairment charges—long-lived assets	109	1,903
Amortization of deferred financing costs	1,426	1,452
Accretion of long term debt instruments	398	410
Deferred income tax (benefit)	(4,603)	(7,740)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	3,805	649
Non-cash stock compensation expense	7,376	5,258
Non-cash rent (income)	(15,712)	(12,182)
Deferred rent incentives	9,681	16,936
Excess tax benefit from stock based compensation	(6,528)	(8,386)
Changes in assets and liabilities:
Accounts receivable	(5,034)	1,902
Merchandise inventories	38,263	(13,633)
Prepaid and other current assets	(20,374)	(47,546)
Accounts payable	(53,238)	(31,184)
Other current liabilities	(3,870)	(30,564)
Other long term assets and long term liabilities	2,440	512
Other operating activities	914	1,011
Net cash provided by (used in) operating activities	103,119	(706)
INVESTING ACTIVITIES
Cash paid for property and equipment	(75,949)	(81,935)
Other investing activities	203	136
Net cash used in investing activities	(75,746)	(81,799)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	887,400	797,800
Principal payments on long term debt—ABL Line of Credit	(831,500)	(647,400)
Proceeds from long term debt—Term B-4 Loans	1,114,208	—
Principal payments on long term debt—Term B-3 Loans	(1,117,000)	(50,000)
Proceeds from sale of interest rate cap contracts	—	1,169
Purchase of treasury shares	(76,155)	(25,782)
Proceeds from stock option exercises	2,507	1,492
Excess tax benefit from stock based compensation	6,528	8,386
Other financing activities	(3,807)	(1,278)
Net cash (used in) provided by financing activities	(17,819)	84,387
Increase in cash and cash equivalents	9,554	1,882
Cash and cash equivalents at beginning of period	20,915	25,349
Cash and cash equivalents at end of period	$30,469	$27,231
Supplemental disclosure of cash flow information:
Interest paid	$29,779	$30,022
Income tax payments - net	$50,626	$54,023
Non-cash investing activities:
Accrued purchases of property and equipment	$31,335	$28,664

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2016

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of July 30, 2016, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 570 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (Fiscal 2015 10-K). The balance sheet at January 30, 2016 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2015 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 30, 2016 are not necessarily indicative of results for the fiscal year ending January 28, 2017 (Fiscal 2016).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2015 10-K, “Summary of Significant Accounting Policies.”

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. Further, on August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has stated that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  These standards become effective for fiscal years beginning after December 15, 2015.  The Company adopted these standards during the first quarter of Fiscal 2016 on a retrospective basis.  As a result, $8.3 million and $9.1 million of deferred financing costs associated with the Term Loan Facility (as defined in Note 2, “Long Term Debt”) as of January 30, 2016 and August 1, 2015, respectively, have been reclassified and shown as a deduction from the line item “Long term debt” on our Condensed Consolidated Balance Sheets.  These amounts were previously recorded in the line item “Other assets” on our Condensed Consolidated Balance Sheets.  The remaining deferred financing costs associated with the Company’s ABL Line of Credit (as defined in Note 2, “Long Term Debt”) and interest rate cap contracts continue to be shown in the line item “Other assets” on our Condensed Consolidated Balance Sheets in accordance with ASU 2015-15.

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The effective date of this ASU for the Company is the beginning of the fiscal year ended February 2, 2019 (Fiscal 2018). The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  This ASU will be effective for the Company as of the beginning of the fiscal year ended February 1, 2020.  Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted in any interim or annual period.  Once adopted, all excess tax benefits and tax deficiencies from stock based compensation will be recognized as income tax expense or benefit in the statement of operations as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  In addition, any excess tax benefit from stock based compensation will be classified along with other income tax cash flows as an operating activity on the statement of cash flows.  Currently, the Company records all excess tax benefits in additional paid-in capital on the balance sheet when the deduction reduces taxes payable and records tax deficiencies in the statement of operations.  In addition, the Company currently separates any excess tax benefit from stock based compensation from other income tax cash flows and classifies them as a financing activity on the statement of cash flows with a corresponding offset in operating activities. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six month periods ended July 30, 2016, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of July 30, 2016 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 30,	January 30,	August 1,
	2016	2016	2015
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,111,500	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	1,112,575	1,112,176
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	223,300	167,400	213,700
Capital lease obligations	24,296	24,925	25,414
Unamortized deferred financing costs	(5,754)	(8,334)	(9,093)
Total debt	1,353,342	1,296,566	1,342,197
Less: current maturities	(1,512)	(1,403)	(1,340)
Long term debt, net of current maturities	$1,351,830	$1,295,163	$1,340,857

Term Loan Facility

On July 29, 2016, BCFWC entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing its senior secured term loan facility (the Term Loan Facility). The Fifth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.  The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans have the same maturity date that was applicable to the Term B-3 Loans. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Operations. Also in connection with the Fifth Amendment, the Company incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in the Company’s Condensed Consolidated Statements of Operations.  The Company incurred new deferred financing costs of $0.7 million as a result of the Fifth Amendment which were recorded in the line item “Long term debt” on the Company’s Condensed Consolidated Balance Sheets.

   At July 30, 2016, the Company’s borrowing rate related to the Term Loan Facility was 3.50%.

ABL Line of Credit

      At July 30, 2016, the Company had $311.5 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011 governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and six month periods ended July 30, 2016 amounted to $350.0 million. Average borrowings during the three and six month periods ended July 30, 2016 amounted to $224.1 million and $224.5 million, respectively, at average interest rates of 1.8% during both periods.

At August 1, 2015, the Company had $329.6 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and six month periods ended August 1, 2015 amounted to $280.0 million. Average borrowings during the three and six month periods ended August 1, 2015 amounted to $215.5 million and $164.4 million, respectively, at average interest rates of 1.5% and 1.6%, respectively.

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

The Company did not record any hedge ineffectiveness in its earnings during the three or six month periods ended July 30, 2016. The Company financed the cost of the interest rate cap contracts, which will be amortized through the life of the caps. As of July 30, 2016, the Company estimates that approximately $5.0 million will be reclassified into interest expense during the next twelve months.

As of July 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	July 30, 2016		January 30, 2016		August 1, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	N/A	$—	Other assets	$101

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	July 30, 2016		January 30, 2016		August 1, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$11,267	Other liabilities	$8,415	Other liabilities	$110

The tables below present the amounts of losses recognized in other comprehensive loss, net of taxes, and the classification of losses reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Amount of Losses Recognized in Other Comprehensive Loss Related to Derivatives
Derivatives Designated as	Three Months Ended		Six Months Ended
Hedging Instruments	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest rate cap contracts	$(2,142)	$(1,722)	$(3,293)	$(821)

	(in thousands)
	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings Related to Derivatives
Derivatives Designated as	Three Months Ended		Six Months Ended		Component of
Hedging Instruments	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	Earnings
Interest rate cap contracts	$261	$24	$418	$24	Interest expense

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 30, 2016	$(8,992)
Unrealized losses, net of related tax benefit of $2.2 million	(3,293)
Amount reclassified into earnings, net of related taxes of $0.3 million	418
Balance at July 30, 2016	$(11,867)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of July 30, 2016, January 30, 2016 and August 1, 2015 are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 30,	January 30,	August 1,
	2016	2016	2015
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,139	$28,114	$28,104

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	July 30, 2016		January 30, 2016		August 1, 2015
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,111,500	$1,113,353	$—	$—	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	—	1,112,575	1,107,921	1,112,176	1,114,011
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019(a)	223,300	223,300	167,400	167,400	213,700	213,700
Total debt	$1,334,800	$1,336,653	$1,279,975	$1,275,321	$1,325,876	$1,327,711

(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates due to its short term nature (borrowings are typically done in 30 day increments).

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since July 30, 2016, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	July 30,	January 30,	August 1,
	2016	2016	2015
Current deferred tax asset	$—	$—	$34,446
Non-current deferred tax liability	195,175	201,695	223,305
Net deferred tax liability	$195,175	$201,695	$188,859

The amounts presented in the table above are reflective of the prospective adoption of Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  The Company adopted this standard on a prospective basis during the fourth quarter of Fiscal 2015. Amounts as of August 1, 2015 have not been retrospectively adjusted to reflect the adoption of this standard.

Deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

As of July 30, 2016, January 30, 2016 and August 1, 2015, valuation allowances amounted to $7.6 million, $7.8 million and $6.2 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of July 30, 2016, the Company had $7.5 million of deferred tax assets recorded for state net operating losses, which will expire between 2016 and 2036. In addition, the Company also determined that a full valuation allowance of $6.2 million, $5.1 million and $5.1 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended July 30, 2016, the Company acquired 19,967 shares of common stock from employees for approximately $1.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. During the first quarter of Fiscal 2016, the Company re-issued 688,880 shares held in its treasury stock pool for re-issuance under the 2006 Management Incentive Plan.  As a result of this transaction, the Company reclassified approximately $9.2 million from treasury stock to additional paid-in-capital.

Share Repurchase Programs

During the six month period ended July 30, 2016, the Company repurchased 1,315,767 shares of its common stock for $75.0 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheet.  As of July 30, 2016, the Company had $124.6 million available for purchase under its share repurchase program.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015

Basic net income per share
Net income	$20,394	$10,900	$57,908	$36,595
Weighted average number of common shares – basic	70,757	75,181	70,962	75,081
Net income per common share – basic	$0.29	$0.14	$0.82	$0.49
Diluted net income per share
Net income	$20,394	$10,900	$57,908	$36,595
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	70,757	75,181	70,962	75,081
Assumed exercise of stock options and vesting of restricted stock	1,230	1,330	1,243	1,425
Weighted average number of common shares – diluted	71,987	76,511	72,205	76,506
Net income per common share – diluted	$0.28	$0.14	$0.80	$0.48

Approximately 170,000 and 145,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three and six month periods ended July 30, 2016, respectively, since their effect was anti-dilutive.

Approximately 120,000 and less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three and six month periods ended August 1, 2015, respectively, since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of July 30, 2016, there were 6,000,000 shares of common stock authorized for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan). The 2006 Management Incentive Plan (the 2006 Plan and, together with the 2013 Plan, the Plans) terminated on April 12, 2016.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” The Company granted 533,731 options under the 2006 Plan and 24,558 options under the 2013 Plan during the six month period ended July 30, 2016 at exercise prices ranging from $54.11 to $67.79 per share.  Options granted during the six month period ended August 1, 2015 were all granted under the 2006 Plan at exercise prices ranging from $51.81 to $55.75 per share. All options granted during the six month periods ended July 30, 2016 and August 1, 2015 were service-based awards that vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

With the exception of the special one-time grant of options to purchase shares of common stock to certain members of management made during Fiscal 2013, all options awarded prior to Fiscal 2016 become immediately exercisable upon a change of control; options awarded after Fiscal 2015 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. The vesting of the special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or, in some instances, the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of the special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
Type of Non-Cash Stock Compensation	2016	2015	2016	2015
Restricted stock grants (a)	$2,234	$1,733	$3,992	$2,951
Stock option grants (a)	1,725	1,104	3,049	1,665
Stock option modification (b)	134	302	335	642
Total (c)	$4,093	$3,139	$7,376	$5,258

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the May 2013 stock option modification.  Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.

(c)

The amounts presented in the table above exclude taxes.  For the three and six month periods ended July 30, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million and $2.8 million, respectively.  For the three and six month periods ended August 1, 2015, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.3 million and $2.0 million, respectively.

As of July 30, 2016, the Company had 2,931,477 options outstanding to purchase shares of common stock under the Plans.

Stock option transactions during the six month period ended July 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2016	2,744,671	$12.43
Options granted	558,289	54.74
Options exercised (a)	(357,669)	7.01
Options forfeited	(13,814)	22.70
Options outstanding, July 30, 2016	2,931,477	$21.10

(a)	Options exercised during the six month period ended July 30, 2016 had a total intrinsic value of $18.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of July 30, 2016:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,598,792	7.4	$20.61	$ 145.3 million

The fair value of each stock option granted during the six month period ended July 30, 2016 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
July 30,
2016
Risk-free interest rate	1.43% - 1.81%
Expected volatility	36.0% - 37.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$21.00

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended July 30, 2016 and August 1, 2015, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Under the Plans, the Company also has the ability to grant shares of restricted stock. During the six month period ended July 30, 2016, the Company granted 173,113 shares and 78,070 shares of restricted stock under the 2006 Plan and 2013 Plan, respectively.  These grants are service-based awards that cliff vest at the end of the requisite service period, which is typically three or four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason.

Restricted stock transactions during the six month period ended July 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 30, 2016	509,543	$45.33
Awards granted	251,183	55.68
Awards vested	(60,772)	43.67
Awards forfeited	(4,223)	41.36
Non-vested awards outstanding, July 30, 2016	695,731	$49.24

The fair value of each share of restricted stock granted during the six month period ended July 30, 2016 was based upon the closing price of the Company’s common stock on the date of grant (for awards made under the 2006 Plan) or the closing price of the Company’s common stock on the date prior to the grant date (for awards made under the 2013 Plan).

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes”.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At July 30, 2016, January 30, 2016 and August 1, 2015, deferred lease incentives were $171.6 million, $179.3 million and $170.4 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

11. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. The ultimate outcome of these cases could have a material adverse effect on the Company’s results of operations.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $152.8 million for the remainder of Fiscal 2016 and $319.3 million, $308.1 million, $272.5 million, $243.4 million and $1,152.3 million for the fiscal years ended February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021 and all subsequent years thereafter, respectively. Total future minimum lease payments include $180.8 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $447.5 million of minimum lease payments for 46 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $40.0 million, $41.3 million and $50.7 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively. Among these arrangements as of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had letters of credit in the amount of $31.9 million, $32.2 million and $35.3 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $8.1 million, $9.1 million and $15.4 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $311.5 million, $335.4 million and $329.6 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

Purchase Commitments

The Company had $764.8 million of purchase commitments related to goods that were not received as of July 30, 2016.

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

Highlights from the three month period ended July 30, 2016 compared with the three month period ended August 1, 2015 include the following:

•	We generated total revenues of $1,260.7 million compared with $1,151.6 million.
•	Net sales improved $110.8 million to $1,255.1 million (inclusive of a 5.4% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 39.6% compared with 39.2%, which more than offset an approximate 15 basis point increase in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.4% compared with 33.4%, inclusive of an approximate 15 basis point increase in product sourcing costs.
•	We earned net income of $20.4 million compared with net income of $10.9 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $13.4 million to $28.2 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $23.7 million to $99.1 million.

Highlights from the six month period ended July 30, 2016 compared with the six month period ended August 1, 2015 include the following:

•	We generated total revenues of $2,549.6 million compared with $2,342.5 million.
•	Net sales improved $210.4 million to $2,537.7 million (inclusive of a 4.9% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 39.9% compared with 39.5%, which more than offset an approximate 15 basis point increase in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.9% compared with 32.6%, inclusive of an approximate 15 basis point increase in product sourcing costs.
•	We earned net income of $57.9 million compared with net income of $36.6 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $23.7 million to $69.9 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $43.2 million to $220.1 million.

Fiscal Year

Fiscal 2016 is defined as the 52 week year ending January 28, 2017.  Fiscal 2015 is defined as the 52 week year ended January 30, 2016.

Term Loan Repricing

On July 29, 2016, we completed the repricing of our senior secured term loan facility (the Term Loan Facility), which reduced our interest rate margins by 75 basis points as of July 30, 2016.  As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $3.8 million, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations. Also in connection with the transaction, we incurred fees of $1.3 million, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Condensed Consolidated Statements of Operations.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Store Openings, Closings, and Relocations

During the six month period ended July 30, 2016, we opened six new stores under the name “Burlington Stores” and closed two MJM Stores and one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open approximately 25 net new Burlington Stores during Fiscal 2016.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 net new Burlington Stores annually.

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

Net income.  We earned net income of $20.4 million during three month period ended July 30, 2016 compared with net income of $10.9 million during three month period ended August 1, 2015. We earned net income of $57.9 million during the six month period ended July 30, 2016 compared with net income of $36.6 million during the six month period ended August 1, 2015. These improvements in our net income were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;
•	Adjusted Net Income does not reflect costs related to debt amendments and secondary offerings that were expensed during the fiscal periods;
•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted Net Income does not reflect losses on the extinguishment of debt;
•	Adjusted Net Income does not reflect impairment charges on long-lived assets;
•	Adjusted Net Income does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect amounts charged for certain ongoing litigation; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges.

During the three and six months ended July 30, 2016, Adjusted Net Income improved $13.4 million to $28.2 million and $23.7 million to $69.9 million, respectively. These improvements in Adjusted Net Income were primarily driven by our improved gross margin, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended July 30, 2016 compared with the three and six months ended August 1, 2015:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Reconciliation of net income to Adjusted Net Income:
Net income	$20,394	$10,900	$57,908	$36,595
Net favorable lease amortization (a)	5,852	5,992	12,074	12,049
Costs related to debt amendments and secondary offering (b)	1,346	(12)	1,346	247
Stock option modification expense (c)	178	335	414	795
Loss on extinguishment of debt (d)	3,805	—	3,805	649
Impairment charges (e)	—	188	109	1,903
Advisory fees (f)	—	—	—	72
Litigation accrual(g)	1,400	—	1,400	—
Tax effect (h)	(4,731)	(2,546)	(7,200)	(6,161)
Adjusted Net Income	$28,244	$14,857	$69,856	$46,149

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

(b)	Costs are related to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and our secondary offering during the first quarter of Fiscal 2015.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and the prepayment on our Term Loan Facility during the first quarter of Fiscal 2015.
(e)	Represents impairment charges on long-lived assets.
(f)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

(g)	Represents amounts charged for certain ongoing litigation.
(h)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (g).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect losses on the extinguishment of debt;
•	Adjusted EBITDA does not reflect costs related to debt amendments and secondary offerings that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted EBITDA does not reflect the annual advisory fees paid to Bain Capital pursuant to the Advisory Agreement that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect impairment charges on long-lived assets;
•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect amounts charged for certain ongoing litigation; and
•	Adjusted EBITDA does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges;

During the three and six months ended July 30, 2016, Adjusted EBITDA improved $23.7 million to $99.1 million and $43.2 million to $220.1 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended July 30, 2016 compared with the three and six months ended August 1, 2015:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$20,394	$10,900	$57,908	$36,595
Interest expense	15,084	14,598	30,036	29,401
Interest income	(14)	(48)	(28)	(62)
Loss on extinguishment of debt (a)	3,805	—	3,805	649
Costs related to debt amendments and secondary offering (b)	1,346	(12)	1,346	247
Stock option modification expense (c)	178	335	414	795
Advisory fees (d)	—	—	—	72
Depreciation and amortization	44,613	41,746	90,158	83,901
Impairment charges (e)	—	188	109	1,903
Litigation accrual (f)	1,400	—	1,400	—
Tax expense	12,289	7,686	34,920	23,332
Adjusted EBITDA	$99,095	$75,393	$220,068	$176,833

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and the prepayment on our Term Loan Facility during the first quarter of Fiscal 2015.
(b)	Costs are related to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and our secondary offering during the first quarter of Fiscal 2015.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

(e)	Represents impairment charges on long-lived assets.
(f)	Represents amounts charged for certain ongoing litigation.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our comparable store sales are as follows:

	Comparable Store Sales
	Three Months Ended	Six Months Ended
July 30, 2016	5.4%	4.9%
August 1, 2015	5.6%	3.1%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 40 basis points to 39.6% during the three month period ended July 30, 2016, driven by higher initial markups, which were partially offset by increases in our markdown and shortage rates.  This improvement more than offset the 15 basis point increase in product sourcing costs which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.  Gross margin as a percentage of net sales expanded approximately 40 basis points to 39.9% during the six month period ended July 30, 2016, driven by higher initial markups, which were partially offset by increases in our markdown rate. This improvement more than offset the 15 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

Inventory. Inventory at July 30, 2016 decreased  to $745.0 million compared with $802.3 million at August 1, 2015. This decrease was primarily driven by a decrease in our comparable store inventory of approximately 7% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover as well as a decrease in our pack-and-hold inventory of approximately $24 million.  These decreases were partially offset by the inventory required for our 24 net new stores opened since August 1, 2015.

Inventory at January 30, 2016 was $783.5 million. The decrease in inventory from January 30, 2016 was primarily driven by the seasonality of our business, partially offset by an increase in our pack-and-hold inventory of approximately $9 million and the inventory required for our three net new stores opened since January 30, 2016.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  This is significant because it measures the freshness of our store inventory, which we believe will drive incremental store-traffic and increase net sales. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover improved by approximately 15% for the second quarter of Fiscal 2016 compared with the second quarter of Fiscal 2015.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the second quarter of Fiscal 2015, we increased the minimum wage for all full time associates, and part-time associates with six months or more of service, to $9.00 per hour.  We were able to effectively leverage efficiencies realized in our stores, as we continue to simplify operating procedures and improve the execution within store operations, in order to offset this wage increase and improve store payroll as a percentage of net sales to 9.1% and 8.8% during the three and six month periods ended July 30, 2016 from 9.4% and 9.0% during the three and six month periods ended August 1, 2015.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $9.6 million during the six months ended July 30, 2016, compared with an increase in cash and cash equivalents of $1.9 million during the six months ended August 1, 2015. The improvement in our cash flows compared with prior year was primarily driven by our improved operating results, changes in our inventories, changes in our prepaid rent, a reduction in incentive compensation payments as well as a reduction in our capital expenditures.  These improvements were partially offset by the purchase of treasury shares under our share repurchase programs, net payments on our debt obligations and changes in our accounts payable resulting from the timing of our inventory purchases.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at July 30, 2016 was $65.3 million compared with $138.8 million at August 1, 2015. The decrease in working capital was primarily related to our prospective adoption of Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  As we adopted this guidance on a prospective basis during the fourth quarter of Fiscal 2015, we did not retroactively adjust prior period amounts.  In addition, we experienced a reduction in our inventories as well as a decrease in our prepaid rent due to the timing of our rental payments.   These decreases in working capital were partially offset by a reduction in our accounts payable resulting from the timing of our inventory receipts.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and six months ended July 30, 2016 and the three and six months ended August 1, 2015.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.5	0.6	0.5	0.7
Total revenue	100.5	100.6	100.5	100.7
Cost of sales	60.4	60.8	60.1	60.5
Selling, general and administrative expenses	32.4	33.4	31.9	32.6
Costs related to debt amendments and secondary offering	0.1	0.0	0.1	0.0
Stock option modification expense	0.0	0.0	0.0	0.1
Depreciation and amortization	3.6	3.6	3.6	3.6
Impairment charges-long-lived assets	—	0.0	0.0	0.1
Other income—net	(0.1)	(0.1)	(0.2)	(0.1)
Loss on extinguishment of debt	0.3	—	0.2	0.0
Interest expense	1.2	1.3	1.2	1.3
Total cost and expenses	97.9	99.0	96.9	98.1
Income before income tax expense	2.6	1.6	3.6	2.6
Income tax expense	1.0	0.7	1.4	1.0
Net income	1.6%	0.9%	2.2%	1.6%

Three Month Period Ended July 30, 2016 Compared With the Three Month Period Ended August 1, 2015

Net sales

Net sales improved approximately $110.8 million, or 9.7%, to $1,255.1 million during the second quarter of Fiscal 2016, driven primarily by the following:

•	an increase in comparable store sales of $61.7 million, or 5.4%, to $1,197.4 million; and
•	an increase in net sales of $51.8 million from new stores opened during Fiscal 2016 and stores previously opened that were not included in our comparable store sales; partially offset by
•	a $2.7 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned category, as discussed below.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges and miscellaneous revenue items) decreased $1.7 million during the second quarter of Fiscal 2016, primarily driven by a reduction in rental income from third party fragrance sales.  During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Condensed Consolidated Statements of Operations. As of July 30, 2016, fragrances were exclusively an owned category.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 40 basis points to 60.4% during the second quarter of Fiscal 2016, driven by higher initial markups, which were partially offset by increases in our markdown and estimated full-year shortage rates.  This improvement more than offset the 15 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

On a dollar basis, cost of sales increased $61.7 million, or 8.9%, for the second quarter of Fiscal 2016, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 100 basis points for the second quarter of Fiscal 2016 primarily driven by greater leverage in store payroll, occupancy, utilities and a reversal of previously recorded benefits-related expenses. The following table details selling, general and administrative expenses for the three month period ended July 30, 2016 compared with the three month period ended August 1, 2015:

	(in millions)
	Three Months Ended
	July 30,	Percentage of	August 1,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	276.0	22.0%	$260.4	22.8%	$15.6	6.0%
Product sourcing costs	63.9	5.1	56.8	5.0	7.1	12.5
Corporate costs	41.8	3.3	41.6	3.6	0.2	0.5
Marketing and strategy costs	10.2	0.8	9.7	0.8	0.5	5.2
Other selling, general and administrative expenses	15.2	1.2	13.1	1.2	2.1	16.0
Selling, general and administrative expenses	$407.1	32.4%	$381.6	33.4%	$25.5	6.7%

Store related costs as a percentage of net sales improved approximately 80 basis points during the second quarter of Fiscal 2016, driven by improved leverage in occupancy and utility costs.  In addition, we experienced reductions in payroll-related and other store expenses driven by the simplification of operating procedures and improved execution within our store operations.  These improvements more than offset the impact of the increase in our minimum wage.   On a dollar basis, the $15.6 million increase in store related costs was primarily driven by our 24 net new stores that have opened since August 1, 2015, as well as stores that opened during the second quarter of Fiscal 2015 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 15 basis points during the three month period ended July 30, 2016, which partially offset the improvement in cost of sales.  The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain costs as we continue to improve the execution of our off-price model.

Corporate costs as a percentage of net sales improved approximately 30 basis points during the second quarter of Fiscal 2016 primarily driven by a 20 basis point improvement related to a reversal of previously recorded benefits-related expenses and 10 basis points of leverage in our business insurance.  These improvements were partially offset by a 10 basis point increase in legal expenses related to certain ongoing litigation.

Costs related to debt amendments and secondary offering

During the second quarter of Fiscal 2016, we recorded costs related to debt amendments of $1.3 million, primarily related to legal and placement fees, incurred in connection with the repricing of our Term Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $44.6 million during the second quarter of Fiscal 2016 compared with $41.7 million during the second quarter of Fiscal 2015. The increase in depreciation and amortization expense was primarily driven by our 24 net new stores opened since August 1, 2015 and stores that opened during the second quarter of Fiscal 2015 that did not operate for a full 13 weeks, as well as the completion of our new corporate campus.

Loss on extinguishment of debt

During the second quarter of Fiscal 2016, we recorded a loss on extinguishment of debt of $3.8 million as a result of the repricing of our Term Loan Facility. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Interest expense

Interest expense increased to $15.1 million, primarily driven by an increase of $0.4 million related to the amortization of costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the second quarter of Fiscal 2016 compared with the second quarter of Fiscal 2015, are summarized in the table below:

	Three Months Ended
	July 30,	August 1,
	2016	2015
Average interest rate – ABL Line of Credit	1.8%	1.5%
Average interest rate – Term Loan Facility	4.2%	4.3%
Average balance – ABL Line of Credit	$ 224.1 million	$ 215.5 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,117.0 million

Income tax expense

Income tax expense was $12.3 million during the second quarter of Fiscal 2016 compared with $7.7 million during the second quarter of Fiscal 2015. The effective tax rate for the second quarter of Fiscal 2016 was 37.6% compared with 41.4% during the second quarter of Fiscal 2015. The decrease in the effective tax rate was primarily the result of a decrease in our state tax rate and an increase in federal hiring credits.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2016, resulting in the annual effective income tax rate of 37.1% (before discrete items) being our best estimate. The projected annual effective income tax rate for the second quarter of Fiscal 2015 was 39.2% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a decrease in our state tax rate and an increase in federal hiring credits.

Net income

We earned net income of $20.4 million for the second quarter of Fiscal 2016 compared with net income of $10.9 million for the second quarter of Fiscal 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

Six Month Period Ended July 30, 2016 Compared With the Six Month Period Ended August 1, 2015

Net sales

Net sales improved approximately $210.4 million, or 9.0%, to $2,537.7 million during the six month period ended July 30, 2016, driven primarily by the following:

•	an increase in comparable store sales of $112.7 million, or 4.9%, to $2,424.4 million; and
•	an increase in net sales of $104.4 million from new stores opened during Fiscal 2016 and stores previously opened that were not included in our comparable store sales; partially offset by
•	a $6.7 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned category, as discussed below.

Other Revenue

Other revenue decreased $3.3 million during the six month period ended July 30, 2016.  This decrease was primarily driven by a reduction in rental income from third party fragrance sales due to the conversion of our fragrance business to an owned category as previously noted.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 40 basis points to 60.1% during the six month period ended July 30, 2016, driven by higher initial markups, which were partially offset by increases in our markdown rate.  This improvement was partially offset by an approximate 15 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $117.5 million, or 8.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 70 basis points during the six month period ended July 30, 2016, primarily driven by leverage in store payroll and occupancy as well as reductions in advertising spend. The following table details selling, general and administrative expenses for the six month period ended July 30, 2016 compared with the six month period ended August 1, 2015:

	(in millions)
	Six Months Ended
	July 30,	Percentage of	August 1,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	$542.9	21.4%	$511.0	22.0%	$31.9	6.2%
Product sourcing costs	124.9	4.9	111.1	4.8	13.8	12.4
Corporate costs	80.3	3.2	79.7	3.4	0.6	0.8
Marketing and strategy costs	30.7	1.2	31.6	1.4	(0.9)	(2.8)
Other selling, general and administrative expenses	31.7	1.2	25.9	1.0	5.8	22.4
Selling, general and administrative expenses	$810.5	31.9%	$759.3	32.6%	$51.2	6.7%

Store related costs as a percentage of net sales improved approximately 60 basis points during the six month period ended July 30, 2016, driven by 30 basis point leverage in occupancy costs. In addition, we experienced a 30 basis point reduction in payroll-related expenses driven by the simplification of operating procedures and improved execution within our store operations.  These improvements more than offset the impact of the increase in our minimum wage.   On a dollar basis, the $31.9 million increase was primarily driven by our 24 net new stores that have opened since August 1, 2015, as well as stores that opened during the six month period ended August 1, 2015 that did not operate for a full 26 weeks.

Product sourcing costs as a percentage of net sales increased approximately 15 basis points during the six month period ended July 30, 2016, which partially offset the improvement in cost of sales. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain costs as we continue to improve the execution of our off-price model.

Corporate costs as a percentage of net sales improved approximately 20 basis points during the six month period ended July 30, 2016, primarily driven reductions in business insurance and severance, partially offset by an increase in our stock based compensation.

Marketing and strategy costs improved 20 basis points during the six month period ended July 30, 2016, primarily driven by our increased leverage in our national television advertising. We anticipate our overall marketing dollar spend during Fiscal 2016 will be in line with Fiscal 2015.

Other selling, general and administrative expenses increased 20 basis points during the six month period ended July 30, 2016, primarily driven by an increase in credit card and check protection fees.

Costs related to debt amendments and secondary offering

We recorded costs related to debt amendments of $1.3 million related to fees, primarily related to legal and placement fees, incurred in connection with the repricing of our Term Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $90.2 million during the six month period ended July 30, 2016 compared with $83.9 million during the six month period ended August 1, 2015. The increase in depreciation and amortization expense was primarily driven by our 24 net new stores opened since August 1, 2015 and stores that opened during the six month period ended August 1, 2015 that did not operate for a full 26 weeks, as well as the completion of our new corporate campus.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $3.8 million as a result of the repricing of our Term Loan Facility during the second quarter of Fiscal 2016. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Interest expense

Interest expense increased to $30.0 million, primarily driven by an increase of $0.7 million related to the amortization of costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the six month period ended July 30, 2016 compared with prior year, are summarized in the table below:

	Six Months Ended
	July 30,	August 1,
	2016	2015
Average interest rate – ABL Line of Credit	1.8%	1.6%
Average interest rate – Term Loan Facility	4.3%	4.3%
Average balance – ABL Line of Credit	$ 224.5 million	$ 164.4 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,141.7 million

Other income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $3.4 million, primarily driven by the sale of certain state tax credits during the first quarter of Fiscal 2016.

Income tax expense

Income tax expense was $34.9 million during the six month period ended July 30, 2016 compared with $23.3 million during the six month period ended August 1, 2015. The effective tax rate for the six month period ended July 30, 2016 was 37.6% compared with 38.9% during the six month period ended August 1, 2015. The decrease in the effective tax rate was primarily the result of a decrease in our state tax rate and an increase in federal hiring credits.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the six month period ended July 30, 2016, resulting in the annual effective income tax rate of 37.1% (before discrete items) being our best estimate. The projected annual effective income tax rate during the six month period ended August 1, 2015 was 39.2% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a decrease in our state tax rate and an increase in federal hiring credits.

Net income

We earned net income of $57.9 million during the six month period ended July 30, 2016 compared with net income of $36.6 million for the six month period ended August 1, 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

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

Cash Flow for the Six Month Period Ended July 30, 2016 Compared With the Six Month Period Ended August 1, 2015

We generated $9.6 million of cash flow during the six month period ended July 30, 2016 compared with $1.9 million during the six month period ended August 1, 2015.

Net cash provided by operating activities amounted to $103.1 million during the six month period ended July 30, 2016 compared with a use of $0.7 million during the six month period ended August 1, 2015. The improvement in our operating cash flows was primarily driven by our improved operating results, changes in our inventories, the timing of our rental payments and a reduction in incentive compensation payments.  These improvements in cash flow were partially offset by changes in our accounts payable resulting from the timing of our inventory purchases.

Net cash used in investing activities was $75.7 million during the six month period ended July 30, 2016 compared with a use of $81.8 million during the six month period ended August 1, 2015.  This change was primarily the result of a reduction in capital expenditures related to our supply chain initiatives, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash used in financing activities was $17.8 million during the six month period ended July 30, 2016 compared with a generation of $84.4 million during the six month period ended August 1, 2015.  This decrease was primarily related to the $50.0 million increase in share repurchases during the first six months of Fiscal 2016 compared to the first six months of Fiscal 2015 as well as the net change in our debt obligations.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. Working capital at July 30, 2016 was $65.3 million compared with $138.8 million at August 1, 2015.  Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital.  Working capital at January 30, 2016 was $18.6 million.

Capital Expenditures

For the six month period ended July 30, 2016, cash spend for capital expenditures, net of $9.7 million of landlord allowances, amounted to $66.3 million. We estimate that we will spend approximately $160 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2016, including $85 million to $90 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $24 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

During the six month period ended July 30, 2016, we repurchased 1,315,767 shares of common stock for $75.0 million under our share repurchase program. As of July 30, 2016, we had $124.6 million available for purchase under our share repurchase program.  We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase program. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

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

Operational Growth

As of July 30, 2016, we operated 570 stores primarily under the name “Burlington Stores.” During the six month period ended July 30, 2016, we opened six new Burlington Stores and closed two MJM Stores and one Burlington Store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open approximately 25 net new Burlington Stores during Fiscal 2016.

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

Debt

As of July 30, 2016, our obligations include $1,111.5 million, inclusive of original issue discount, under our Term Loan Facility and $223.3 million under our ABL Line of Credit.

Term Loan Facility

On July 29, 2016, we entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing our Term Loan Facility. The Fifth Amendment, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LILBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.  The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans have the same maturity date that was applicable to the Term B-3 Loans.  As a result of the Fifth Amendment, we recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations. Also in connection with the Fifth Amendment, we incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Condensed Consolidated Statements of Operations.

At July 30, 2016, our borrowing rate related to the Term Loan Facility was 3.5%.

ABL Line of Credit

During the six month period ended July 30, 2016, we made net borrowings on our ABL Line of Credit of $55.9 million to fund a portion of our $75.0 million of share repurchases and for general working capital requirements.  At July 30, 2016, we had $311.5 million available under the Amended ABL Line of Credit. The maximum borrowings under the facility during the six month period ended July 30, 2016 amounted to $350.0 million. Average borrowings during the six month period ended July 30, 2016 amounted to $224.5 million at an average interest rate of 1.8%.

Certain Information Concerning Contractual Obligations

The Company had $764.8 million of purchase commitments related to goods that were not received as of July 30, 2016. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

On July 29, 2016, we completed the repricing of our Term Loan Facility, which, among other things, reduced the interest rate margins applicable under the Amended Term Loan Credit Agreement from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.

As of July 30, 2016, we had exposure to changes in interest rates from the 0.75% LIBOR floor on our Term Loan Facility to the 1.00% rate under our interest rate cap contracts.  In addition, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At July 30, 2016, we had $1,340.3 million of floating-rate debt, exclusive of original issue discount. Based on $1,340.3 million outstanding as floating-rate debt, a one percentage point increase as of January 30, 2016 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $7.6 million per year, resulting in $7.6 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of July 30, 2016, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at July 30, 2016	Additional Interest Expense Q3 2016	Additional Interest Expense Q4 2016	Additional Interest Expense Q1 2017	Additional Interest Expense Q2 2017
Term Loan Facility (a)	$1,117.0	$1.3	$1.3	$1.3	$1.3
ABL Line of Credit	223.3	0.6	0.6	0.6	0.6
	$1,340.3	$1.9	$1.9	$1.9	$1.9

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 30, 2016.

During the quarter ended July 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended July 30, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 through May 28, 2016	18,487	$57.37	—	$149,642,548
May 29, 2016 through July 2, 2016	391,632	$63.97	390,814	124,642,560
July 3, 2016 through July 30, 2016	356	$72.26	—	124,642,560
Total	410,475		390,814

(1)

The number of shares purchased between May 29, 2016 and July 2, 2016 include 818 shares that were not part of our publicly announced share repurchase program.  In addition, the shares repurchased between May 1, 2016 and May 28, 2016 and between July 3, 2016 and July 30, 2016 were not part of our publicly announced share repurchase program. The aggregate of these shares were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock.  This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.  As of July 30, 2016, we had $124.6 million available for purchase under this share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1(1)

Amendment No. 5, dated as of July 29, 2016, to the Credit Agreement dated as of February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

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

(1) Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on July 29, 2016.

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

Date: August 25, 2016

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