Form 10-Q
period 2016-10-29
Burlington Stores, Inc.
filed 2016-11-23
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

The number of shares of registrant’s common stock outstanding as of October 29, 2016: 70,597,057.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
REVENUES:
Net sales	$1,342,600	$1,230,886	$3,880,322	$3,558,162
Other revenue	6,447	7,783	18,324	22,998
Total revenue	1,349,047	1,238,669	3,898,646	3,581,160
COSTS AND EXPENSES:
Cost of sales	789,858	741,584	2,316,162	2,150,430
Selling, general and administrative expenses	451,072	416,205	1,261,559	1,175,491
Costs related to debt amendments and secondary offering	—	—	1,346	247
Stock option modification expense	106	324	520	1,120
Depreciation and amortization	46,472	43,186	136,630	127,087
Impairment charges-long-lived assets	—	—	109	1,903
Other income—net	(1,473)	(1,680)	(7,361)	(4,142)
Loss on extinguishment of debt	—	—	3,805	649
Interest expense	13,159	14,792	43,196	44,192
Total costs and expenses	1,299,194	1,214,411	3,755,966	3,496,977
Income before income tax expense	49,853	24,258	142,680	84,183
Income tax expense	17,449	9,142	52,368	32,474
Net income	$32,404	$15,116	$90,312	$51,709

Net income per common share:
Common stock - basic	$0.46	$0.20	$1.28	$0.69
Common stock - diluted	$0.45	$0.20	$1.25	$0.68
Weighted average number of common shares:
Common stock - basic	70,347	74,115	70,757	74,759
Common stock - diluted	71,597	75,394	72,002	76,135

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income	$32,404	$15,116	$90,312	$51,709
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized gains (losses) arising during the period	239	(3,358)	(3,054)	(4,179)
Reclassification into earnings during the period	442	55	860	79
Other comprehensive income (loss), net of tax:	681	(3,303)	(2,194)	(4,100)
Total comprehensive income	$33,085	$11,813	$88,118	$47,609

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 29,	January 30,	October 31,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$32,799	$20,915	$28,847
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	59,757	38,571	49,018
Merchandise inventories	822,469	783,528	934,011
Deferred tax assets	—	—	36,934
Prepaid and other current assets	104,051	62,168	68,721
Total current assets	1,046,876	932,982	1,145,331
Property and equipment—net	1,040,297	1,018,570	1,018,188
Tradenames	238,000	238,000	238,000
Favorable leases—net	220,680	238,753	248,210
Goodwill	47,064	47,064	47,064
Other assets	95,203	96,444	99,815
Total assets	$2,688,120	$2,571,813	$2,796,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$691,971	$598,199	$704,187
Other current liabilities	326,114	286,986	327,156
Current maturities of long term debt	1,574	1,403	1,376
Total current liabilities	1,019,659	886,588	1,032,719
Long term debt	1,303,001	1,295,163	1,403,722
Other liabilities	294,740	287,389	272,774
Deferred tax liabilities	206,124	201,695	209,330
Commitments and contingencies (Notes 2, 9, 10 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 77,500,291 shares, 76,711,663 shares and 76,597,066 shares, respectively;
Outstanding: 70,597,057 shares, 72,071,177 shares and 73,560,207 shares, respectively	7	7	7
Additional paid-in-capital	1,413,955	1,395,863	1,391,034
Accumulated deficit	(1,185,660)	(1,275,972)	(1,374,745)
Accumulated other comprehensive loss	(11,186)	(8,992)	(5,844)
Treasury stock, at cost	(352,520)	(209,928)	(132,389)
Total stockholders' deficit	(135,404)	(99,022)	(121,937)
Total liabilities and stockholders' deficit	$2,688,120	$2,571,813	$2,796,608

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 29,	October 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$90,312	$51,709
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	136,630	127,087
Impairment charges—long-lived assets	109	1,903
Amortization of deferred financing costs	2,052	2,156
Accretion of long term debt instruments	670	609
Deferred income taxes	5,891	(22,001)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	3,805	649
Non-cash stock compensation expense	11,634	8,237
Non-cash rent	(22,052)	(17,354)
Deferred rent incentives	17,884	18,481
Excess tax benefit from stock based compensation	(11,728)	(10,211)
Changes in assets and liabilities:
Accounts receivable	(13,671)	(7,430)
Merchandise inventories	(39,518)	(145,303)
Prepaid and other current assets	(37,529)	(13,008)
Accounts payable	88,090	82,505
Other current liabilities	47,510	21,094
Other long term assets and long term liabilities	4,187	3,251
Other operating activities	2,216	1,325
Net cash provided by operating activities	286,492	103,699
INVESTING ACTIVITIES
Cash paid for property and equipment	(137,643)	(153,720)
Other investing activities	104	4,213
Net cash used in investing activities	(137,539)	(149,507)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,286,100	1,173,200
Principal payments on long term debt—ABL Line of Credit	(1,279,200)	(960,300)
Proceeds from long term debt—Term B-4 Loans	1,114,208	—
Principal payments on long term debt—Term B-3 Loans	(1,117,000)	(50,000)
Proceeds from sale of interest rate cap contracts	—	1,169
Purchase of treasury shares	(151,781)	(124,131)
Proceeds from stock option exercises	3,919	1,926
Excess tax benefit from stock based compensation	11,728	10,211
Other financing activities	(5,043)	(2,769)
Net cash (used in) provided by financing activities	(137,069)	49,306
Increase in cash and cash equivalents	11,884	3,498
Cash and cash equivalents at beginning of period	20,915	25,349
Cash and cash equivalents at end of period	$32,799	$28,847
Supplemental disclosure of cash flow information:
Interest paid	$40,623	$43,499
Income tax payments - net	$62,548	$54,264
Non-cash investing activities:
Accrued purchases of property and equipment	$26,045	$27,256

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2016

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 29, 2016, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 592 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (Fiscal 2015 10-K). The balance sheet at January 30, 2016 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2015 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 29, 2016 are not necessarily indicative of results for the fiscal year ending January 28, 2017 (Fiscal 2016).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2015 10-K, “Summary of Significant Accounting Policies.”

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. Further, on August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has stated that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  These standards become effective for fiscal years beginning after December 15, 2015.  The Company adopted these standards during the first quarter of Fiscal 2016 on a retrospective basis.  As a result, $8.3 million and $8.7 million of deferred financing costs associated with the Term Loan Facility (as defined in Note 2, “Long Term Debt”) as of January 30, 2016 and October 31, 2015, respectively, have been reclassified and shown as a deduction from the line item “Long term debt” on our Condensed Consolidated Balance Sheets.  These amounts were previously recorded in the line item “Other assets” on our Condensed Consolidated Balance Sheets.  The remaining deferred financing costs associated with the Company’s ABL Line of Credit (as defined in Note 2, “Long Term Debt”) and interest rate cap contracts continue to be shown in the line item “Other assets” on our Condensed Consolidated Balance Sheets in accordance with ASU 2015-15.

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. This ASU will be effective for the Company as of the beginning of the fiscal year ended February 2, 2019 (Fiscal 2018). The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  This ASU will be effective for the Company as of the beginning of the fiscal year ended February 1, 2020.  Early adoption is permitted. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however, it does anticipate that the new guidance will have a significant impact on its consolidated financial statements given its portfolio of lease arrangements. This guidance is not expected, however, to have a material impact on the Company's liquidity.

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted in any interim or annual period.  Once adopted, all excess tax benefits and tax deficiencies from stock based compensation will be recognized as income tax expense or benefit in the statement of operations as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  In addition, any excess tax benefit from stock based compensation will be classified along with other income tax cash flows as an operating activity on the statement of cash flows.  Currently, the Company records all excess tax benefits in additional paid-in capital on the balance sheet when the deduction reduces taxes payable and records tax deficiencies in the statement of operations.  In addition, the Company currently separates any excess tax benefit from stock based compensation from other income tax cash flows and classifies them as a financing activity on the statement of cash flows with a corresponding offset in operating activities. The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period.   The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period.   The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine month periods ended October 29, 2016, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of October 29, 2016 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 29,	January 30,	October 31,
	2016	2016	2015
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,111,772	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	1,112,575	1,112,376
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	174,300	167,400	276,200
Capital lease obligations	23,972	24,925	25,231
Unamortized deferred financing costs	(5,469)	(8,334)	(8,709)
Total debt	1,304,575	1,296,566	1,405,098
Less: current maturities	(1,574)	(1,403)	(1,376)
Long term debt, net of current maturities	$1,303,001	$1,295,163	$1,403,722

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

   At October 29, 2016, the Company’s borrowing rate related to the Term Loan Facility was 3.50%.

ABL Line of Credit

      At October 29, 2016, the Company had $383.7 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011 governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and nine month periods ended October 29, 2016 amounted to $300.0  million and $350.0 million, respectively. Average borrowings during the three and nine month periods ended October 29, 2016 amounted to $201.4 million and $216.8  million, respectively, at average interest rates of 1.8% for both periods.

At October 31, 2015, the Company had $278.2 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and nine month periods ended October 31, 2015 amounted to $330.7 million. Average borrowings during the three and nine month periods ended October 31, 2015 amounted to $270.2 million and $199.7 million, respectively, at average interest rates of 1.6% for both periods.

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

The Company did not record any hedge ineffectiveness in its earnings during the three or nine month periods ended October 29, 2016. The Company financed the cost of the interest rate cap contracts, which will be amortized through the life of the caps. As of October 29, 2016, the Company estimates that approximately $6.3 million will be reclassified into interest expense during the next twelve months.

As of October 29, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	October 29, 2016		January 30, 2016		October 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$9,957	Other liabilities	$8,415	Other liabilities	$4,331

The following table presents the unrealized losses deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Cap Contracts:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Unrealized gains (losses), before taxes	$398	$(5,597)	$(5,090)	$(6,965)
Income tax (expense) benefit	(159)	2,239	2,036	2,786
Unrealized gains (losses), net of taxes	$239	$(3,358)	$(3,054)	$(4,179)

The following table presents information about the reclassification of losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest expense	$738	$91	$1,434	$131
Income tax expense	(296)	(36)	(574)	(52)
Net income	$442	$55	$860	$79

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 30, 2016	$(8,992)
Unrealized losses, net of related tax benefit of $2.0 million	(3,054)
Amount reclassified into earnings, net of related taxes of $0.6 million	860
Balance at October 29, 2016	$(11,186)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 29, 2016, January 30, 2016 and October 31, 2015 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 29,	January 30,	October 31,
	2016	2016	2015
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,153	$28,114	$28,109

Non-financial Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 29, 2016		January 30, 2016		October 31, 2015
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,111,772	$1,116,404	$—	$—	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	—	1,112,575	1,107,921	1,112,376	1,114,210
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019(a)	174,300	174,300	167,400	167,400	276,200	276,200
Total debt	$1,286,072	$1,290,704	$1,279,975	$1,275,321	$1,388,576	$1,390,410

(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates due to its short term nature (borrowings are typically done in 30 day increments).

(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since October 29, 2016, and current estimates of fair value may differ from amounts presented herein.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	October 29,	January 30,	October 31,
	2016	2016	2015
Current deferred tax asset	$—	$—	$36,934
Non-current deferred tax liability	206,124	201,695	209,330
Net deferred tax liability	$206,124	$201,695	$172,396

The amounts presented in the table above are reflective of the prospective adoption of Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  The Company adopted this standard on a prospective basis during the fourth quarter of Fiscal 2015. Amounts as of October 31, 2015 have not been retrospectively adjusted to reflect the adoption of this standard.

Deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

As of October 29, 2016, January 30, 2016 and October 31, 2015, valuation allowances amounted to $7.8  million, $7.8 million and $6.2 million, respectively, primarily related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. As of October 29, 2016, the Company had $7.4 million of deferred tax assets recorded for state net operating losses, which will expire between 2016 and 2036. In addition, the Company also determined that a full valuation allowance of $5.5 million, $5.1 million and $5.4 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended October 29, 2016, the Company acquired 27,859 shares of common stock from employees for approximately $1.8 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. During the first quarter of Fiscal 2016, the Company re-issued 688,880 shares held in its treasury stock pool for re-issuance under the 2006 Management Incentive Plan.  As a result of this transaction, the Company reclassified approximately $9.2 million from treasury stock to additional paid-in-capital.

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

During the nine month period ended October 29, 2016, the Company repurchased 2,234,889 shares of its common stock for $150.0 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheet.  As of October 29, 2016, the Company had $49.6 million available for purchase under its share repurchase program.  On November 15, 2016, the Company’s Board of Directors approved the repurchase of up to an additional $200 million of the Company’s common stock. This new repurchase program, which is in addition to the share repurchase program announced by the Company in November 2015, will be funded using the Company’s available cash and is authorized to be executed through November 2018.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Basic net income per share
Net income	$32,404	$15,116	$90,312	$51,709
Weighted average number of common shares – basic	70,347	74,115	70,757	74,759
Net income per common share – basic	$0.46	$0.20	$1.28	$0.69
Diluted net income per share
Net income	$32,404	$15,116	$90,312	$51,709
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	70,347	74,115	70,757	74,759
Assumed exercise of stock options and vesting of restricted stock	1,250	1,279	1,245	1,376
Weighted average number of common shares – diluted	71,597	75,394	72,002	76,135
Net income per common share – diluted	$0.45	$0.20	$1.25	$0.68

Less than 100,000 and approximately 105,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three and nine month periods ended October 29, 2016, respectively, since their effect was anti-dilutive.

Approximately 150,000 and less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three and nine month periods ended October 31, 2015, respectively, since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

The 2006 Management Incentive Plan (the 2006 Plan) terminated on April 12, 2016. As of October 29, 2016, there were 5,888,429 shares of common stock available for issuance under the 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans).

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” The Company granted 533,731 options under the 2006 Plan and 31,206 options under the 2013 Plan during the nine month period ended October 29, 2016 at exercise prices ranging from $54.11 to $83.83 per share.  Options granted during the nine month period ended October 31, 2015 were all granted under the 2006 Plan at exercise prices ranging from $51.81 to $55.75 per share. All options granted during the nine month periods ended October 29, 2016 and October 31, 2015 were service-based awards that vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
Type of Non-Cash Stock Compensation	2016	2015	2016	2015
Restricted stock grants (a)	$2,405	$1,623	$6,397	$4,574
Stock option grants (a)	1,760	1,099	4,809	2,764
Stock option modification (b)	93	257	428	899
Total (c)	$4,258	$2,979	$11,634	$8,237

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(b)

Represents non-cash compensation related to the May 2013 stock option modification.  Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Operations.

(c)

The amounts presented in the table above exclude taxes.  For the three and nine month periods ended October 29, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million and $4.3 million, respectively.  For the three and nine month periods ended October 31, 2015, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.1 million and $3.2 million, respectively.

As of October 29, 2016, the Company had 2,717,125 options outstanding to purchase shares of common stock under the Plans.

Stock option transactions during the nine month period ended October 29, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2016	2,744,671	$12.43
Options granted	564,937	55.07
Options exercised (a)	(544,731)	7.19
Options forfeited	(47,752)	23.05
Options outstanding, October 29, 2016	2,717,125	$22.16

(a)	Options exercised during the nine month period ended October 29, 2016 had a total intrinsic value of $32.3 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of October 29, 2016:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,425,834	7.3	$21.80	$ 127.4 million

The fair value of each stock option granted during the nine month period ended October 29, 2016 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 29,
2016
Risk-free interest rate	1.43% - 1.81%
Expected volatility	36.0% - 37.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$21.01

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 29, 2016 and October 31, 2015, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Under the Plans, the Company also has the ability to grant shares of restricted stock. During the nine month period ended October 29, 2016, the Company granted 173,113 shares and 80,962 shares of restricted stock under the 2006 Plan and 2013 Plan, respectively.  These grants are service-based awards that cliff vest at the end of the requisite service period, which is typically three or four years. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason.

Restricted stock transactions during the nine month period ended October 29, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 30, 2016	509,543	$45.33
Awards granted	254,075	55.99
Awards vested (a)	(82,700)	44.70
Awards forfeited	(10,178)	47.73
Non-vested awards outstanding, October 29, 2016	670,740	$49.41

(a)Restricted stock awards vested during the nine month period ended October 29, 2016 had a total intrinsic value of $5.3 million.

The fair value of each share of restricted stock granted during the nine month period ended October 29, 2016 was based upon the closing price of the Company’s common stock on the date of grant (for awards made under the 2006 Plan) or the closing price of the Company’s common stock on the date prior to the grant date (for awards made under the 2013 Plan).

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes”.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations. At October 29, 2016, January 30, 2016 and October 31, 2015, deferred lease incentives were $181.3 million, $179.3 million and $165.7 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $77.8 million for the remainder of Fiscal 2016 and $324.4 million, $318.7 million, $284.9 million, $257.0 million and $1,246.9 million for the fiscal years ended February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021 and all subsequent years thereafter, respectively. Total future minimum lease payments include $207.3 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $253.2 million of minimum lease payments for 30 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $42.0 million, $41.3 million and $45.6 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively. Among these arrangements, as of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had letters of credit in the amount of $31.9 million, $32.2 million and $35.3 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $10.1 million, $9.1 million and $10.3 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $383.7 million, $335.4 million and $278.2 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

Purchase Commitments

The Company had $706.5 million of purchase commitments related to goods that were not received as of October 29, 2016.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 592 stores as of October 29, 2016, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended October 29, 2016 compared with the three month period ended October 31, 2015 include the following:

•	We generated total revenues of $1,349.0 million compared with $1,238.7 million.
•	Net sales improved $111.7 million to $1,342.6 million (inclusive of a 3.7% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 41.2% compared with 39.8%, which more than offset an approximate 20 basis point increase in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 33.6% compared with 33.8%, inclusive of an approximate 20 basis point increase in product sourcing costs.
•	We earned net income of $32.4 million compared with net income of $15.1 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $17.2 million to $36.3 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $27.0 million to $109.6 million.

Highlights from the nine month period ended October 29, 2016 compared with the nine month period ended October 31, 2015 include the following:

•	We generated total revenues of $3,898.6 million compared with $3,581.2 million.
•	Net sales improved $322.2 million to $3,880.3 million (inclusive of a 4.5% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.3% compared with 39.6%, which more than offset an approximate 20 basis point increase in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.5% compared with 33.0%, inclusive of an approximate 20 basis point increase in product sourcing costs.
•	We earned net income of $90.3 million compared with net income of $51.7 million.
•	Adjusted Net Income improved $40.8 million to $106.1 million.
•	Adjusted EBITDA improved $70.3 million to $329.6 million.

Fiscal Year

Fiscal 2016 is defined as the 52 week year ending January 28, 2017.  Fiscal 2015 is defined as the 52 week year ended January 30, 2016.

Term Loan Repricing

On July 29, 2016, we completed the repricing of our senior secured term loan facility (the Term Loan Facility) which, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.  As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $3.8 million, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations. Also in connection with the transaction, we incurred fees of $1.3 million, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Condensed Consolidated Statements of Operations.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Store Openings, Closings, and Relocations

During the nine month period ended October 29, 2016, we opened 29 new stores under the name “Burlington Stores” and closed two MJM Stores and two Burlington Stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open one new store and close one store during the fourth quarter of Fiscal 2016, resulting in the opening of a total of 25 net new Burlington Stores during Fiscal 2016.

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

•

Increasing Our Sales through e-Commerce. We have been selling to our customers online for more than a decade. We plan to leverage this heritage and continue to utilize e-commerce strategies to drive incremental traffic to our stores.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal going forward is to open approximately 30 net new Burlington Stores annually.

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

Competition and Margin Pressure. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount to prices offered by other retailers as well as an assortment of merchandise that is appealing to our customers.

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

Net income.  We earned net income of $32.4 million during three month period ended October 29, 2016 compared with net income of $15.1 million during three month period ended October 31, 2015. We earned net income of $90.3 million during the nine month period ended October 29, 2016 compared with net income of $51.7 million during the nine month period ended October 31, 2015. These improvements in our net income were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

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
•

Adjusted Net Income does not reflect the annual advisory fees paid to Bain Capital pursuant to the advisory agreement that was terminated on October 2, 2013 in connection with our initial public offering (the Advisory Agreement) that were expensed during the fiscal periods;

•	Adjusted Net Income does not reflect amounts charged for certain ongoing litigation; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses or charges.

During the three and nine months ended October 29, 2016, Adjusted Net Income improved $17.2 million to $36.3 million and $40.8 million to $106.1 million, respectively. These improvements in Adjusted Net Income were primarily driven by our improved gross margin, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended October 29, 2016 compared with the three and nine months ended October 31, 2015:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Reconciliation of net income to Adjusted Net Income:
Net income	$32,404	$15,116	$90,312	$51,709
Net favorable lease amortization (a)	5,852	5,992	17,926	18,040
Costs related to debt amendments and secondary offering (b)	—	—	1,346	247
Stock option modification expense (c)	106	324	520	1,120
Loss on extinguishment of debt (d)	—	—	3,805	649
Impairment charges (e)	—	—	109	1,903
Advisory fees (f)	—	16	—	88
Litigation accrual(g)	—	—	1,400	—
Tax effect (h)	(2,085)	(2,400)	(9,285)	(8,466)
Adjusted Net Income	$36,277	$19,048	$106,133	$65,290

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
(f)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

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

During the three and nine months ended October 29, 2016, Adjusted EBITDA improved $27.0 million to $109.6 million and $70.3 million to $329.6 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended October 29, 2016 compared with the three and nine months ended October 31, 2015:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$32,404	$15,116	$90,312	$51,709
Interest expense	13,159	14,792	43,196	44,192
Interest income	(14)	(31)	(42)	(92)
Loss on extinguishment of debt (a)	—	—	3,805	649
Costs related to debt amendments and secondary offering (b)	—	—	1,346	247
Stock option modification expense (c)	106	324	520	1,120
Advisory fees (d)	—	16	—	88
Depreciation and amortization	46,472	43,186	136,630	127,087
Impairment charges (e)	—	—	109	1,903
Litigation accrual (f)	—	—	1,400	—
Tax expense	17,449	9,142	52,368	32,474
Adjusted EBITDA	$109,576	$82,545	$329,644	$259,377

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and the prepayment on our Term Loan Facility during the first quarter of Fiscal 2015.
(b)	Costs are related to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and our secondary offering during the first quarter of Fiscal 2015.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our comparable store sales are as follows:

	Comparable Store Sales
	Three Months Ended	Nine Months Ended
October 29, 2016	3.7%	4.5%
October 31, 2015	2.8%	3.0%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Operations. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 140 basis points to 41.2% during the three month period ended October 29, 2016, driven by strong merchandise margins.  This improvement more than offset the 20 basis point increase in product sourcing costs which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.  Gross margin as a percentage of net sales expanded approximately 70 basis points to 40.3% during the nine month period ended October 29, 2016, driven by strong merchandise margins. This improvement more than offset the 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

Inventory. Inventory at October 29, 2016 decreased  to $822.5 million compared with $934.0 million at October 31, 2015. This decrease was primarily driven by a decrease in our comparable store inventory of approximately 8% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover as well as a decrease in our pack-and-hold inventory of approximately $24 million.  These decreases were partially offset by the inventory required for our 26 net new stores opened since October 31, 2015.

Inventory at January 30, 2016 was $783.5 million. The increase in inventory from January 30, 2016 was primarily driven by the seasonality of our business and the inventory required for our 25 net new stores opened since January 30, 2016, partially offset by a decrease in our pack-and-hold inventory of approximately $86 million.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  This is significant because it measures the freshness of our store inventory, which we believe will drive incremental store-traffic and increase net sales. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover improved by approximately 12% for the third quarter of Fiscal 2016 compared with the third quarter of Fiscal 2015.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales improved to 9.1% and 8.9% during the three and nine month periods ended October 29, 2016 from 9.3% and 9.1% during the three and nine month periods ended October 31, 2015. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $11.9 million during the nine months ended October 29, 2016, compared with an increase in cash and cash equivalents of $3.5 million during the nine months ended October 31, 2015. The improvement in our cash flows compared with prior year was primarily driven by our improved operating results, changes in our inventories and incentive compensation, as well as a reduction in the cash paid for property and equipment.  These improvements were partially offset by net payments on our debt obligations, the purchase of treasury shares under our share repurchase programs and changes in our prepaid income taxes. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at October 29, 2016 of $0.6 million compared with a working capital surplus of $84.8 million at October 31, 2015. During the fourth quarter of Fiscal 2015, we adopted Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which called for the presentation of deferred tax assets and deferred tax liabilities as non-current.  As we adopted this guidance on a prospective basis during the fourth quarter of Fiscal 2015, we did not retroactively adjust prior period amounts.  In addition, we experienced a reduction in our inventories during the nine months ended October 29, 2016 compared with the nine months ended October 31, 2015.  These decreases were partially offset by (i) an increase in our prepaid and other current assets, primarily prepaid taxes, as well as an increase in assets held for sale related to the impending sale of one of our stores we intend to close during the fourth quarter; (ii) an increase in our accounts receivable driven by an increase in sales during the final week of the fiscal quarter; (iii) a decrease in our accounts payable driven by the timing of our inventory receipts; and (iv) an increase in our cash.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three and nine months ended October 29, 2016 and the three and nine months ended October 31, 2015.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.5	0.6	0.5	0.6
Total revenue	100.5	100.6	100.5	100.6
Cost of sales	58.8	60.2	59.7	60.4
Selling, general and administrative expenses	33.6	33.8	32.5	33.0
Costs related to debt amendments and secondary offering	—	—	0.0	0.0
Stock option modification expense	0.0	0.0	0.0	0.1
Depreciation and amortization	3.5	3.5	3.6	3.6
Impairment charges-long-lived assets	—	—	0.0	0.1
Other income—net	(0.1)	(0.1)	(0.2)	(0.1)
Loss on extinguishment of debt	—	—	0.1	0.0
Interest expense	1.0	1.2	1.1	1.2
Total costs and expenses	96.8	98.6	96.8	98.3
Income before income tax expense	3.7	2.0	3.7	2.3
Income tax expense	1.3	0.7	1.4	0.9
Net income	2.4%	1.3%	2.3%	1.4%

Three Month Period Ended October 29, 2016 Compared With the Three Month Period Ended October 31, 2015

Net sales

Net sales improved approximately $111.7 million, or 9.1%, to $1,342.6 million during the third quarter of Fiscal 2016, driven primarily by the following:

•	an increase in net sales of $69.8 million from new stores opened during Fiscal 2016 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $45.1 million, or 3.7%, to $1,254.5 million; partially offset by
•	a $3.2 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned category, as discussed below.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges and miscellaneous revenue items) decreased $1.3 million during the third quarter of Fiscal 2016, primarily driven by a reduction in rental income from third party fragrance sales.  We converted our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Condensed Consolidated Statements of Operations.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 140 basis points to 58.8% during the third quarter of Fiscal 2016, driven by reduced markdowns as a percentage of net sales and higher initial markups, which were partially offset by an increase in our estimated shortage accrual rates.  This improvement more than offset the 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations.

On a dollar basis, cost of sales increased $48.3 million, or 6.5%, for the third quarter of Fiscal 2016, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 20 basis points for the third quarter of Fiscal 2016. The following table details selling, general and administrative expenses for the three month period ended October 29, 2016 compared with the three month period ended October 31, 2015:

	(in millions)
	Three Months Ended
	October 29,	Percentage of	October 31,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	293.6	21.9%	$274.3	22.3%	$19.3	7.0%
Product sourcing costs	68.1	5.1	60.3	4.9	7.8	12.9
Corporate costs	45.3	3.4	37.3	3.0	8.0	21.4
Marketing and strategy costs	27.1	2.0	28.6	2.3	(1.5)	(5.2)
Other selling, general and administrative expenses	17.0	1.2	15.7	1.3	1.3	8.3
Selling, general and administrative expenses	$451.1	33.6%	$416.2	33.8%	$34.9	8.4%

Store related costs as a percentage of net sales improved approximately 40 basis points during the third quarter of Fiscal 2016, driven by 30 basis points of leverage in occupancy costs.  In addition, we experienced a 30 basis point reduction in store payroll and payroll-related expenses driven by the simplification of operating procedures and improved execution within our store operations.  These improvements were partially offset by an increase in our incentive compensation costs.  On a dollar basis, the $19.3 million increase in store related costs was primarily driven by our 26 net new stores that have opened since October 31, 2015, as well as stores that opened during the third quarter of Fiscal 2015 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 20 basis points during the three month period ended October 29, 2016, which partially offset the 140 basis point improvement in cost of sales.  The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain costs as we continue to improve the execution of our off-price model as well as increased incentive compensation costs related to our buying and merchandising departments.

Corporate costs as a percentage of net sales increased approximately 40 basis points during the third quarter of Fiscal 2016, primarily driven by increases in our incentive compensation and stock based compensation costs.

Marketing and strategy costs improved 30 basis points during the three month period ended October 29, 2016, primarily driven by our increased leverage from our national television advertising.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $46.5 million during the third quarter of Fiscal 2016 compared with $43.2 million during the third quarter of Fiscal 2015. The increase was primarily driven by our 26 net new stores opened since October 31, 2015 and stores that opened during the third quarter of Fiscal 2015 that did not operate for a full 13 weeks, as well as the renovation of our corporate campus.

Interest expense

Interest expense improved to $13.2 million, primarily driven by the repricing of our Term Loan Facility which reduced our interest rate margins by 75 basis points during the third quarter of Fiscal 2016, partially offset by an increase in the amortization of the financings costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2016 compared with the third quarter of Fiscal 2015, are summarized in the table below:

	Three Months Ended
	October 29,	October 31,
	2016	2015
Average interest rate – ABL Line of Credit	1.8%	1.6%
Average interest rate – Term Loan Facility	3.5%	4.3%
Average balance – ABL Line of Credit	$ 201.4million	$ 270.2 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,117.0 million

Income tax expense

Income tax expense was $17.4 million during the third quarter of Fiscal 2016 compared with $9.1 million during the third quarter of Fiscal 2015. The effective tax rate for the third quarter of Fiscal 2016 was 35.0% compared with 37.7% during the third quarter of Fiscal 2015. The decrease in the effective tax rate was primarily the result of a decrease in our state tax rate and an increase in federal hiring credits.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the third quarter of Fiscal 2016, resulting in the annual effective income tax rate of 37.0% (before discrete items) being our best estimate. The projected annual effective income tax rate for the third quarter of Fiscal 2015 was 38.2% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a decrease in our state tax rate and an increase in federal hiring credits.

Net income

We earned net income of $32.4 million for the third quarter of Fiscal 2016 compared with net income of $15.1 million for the third quarter of Fiscal 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

Nine Month Period Ended October 29, 2016 Compared With the Nine Month Period Ended October 31, 2015

Net sales

Net sales improved approximately $322.2 million, or 9.1%, to $3,880.3 million during the nine month period ended October 29, 2016, driven primarily by the following:

•	an increase in net sales of $174.2 million from new stores opened during Fiscal 2016 and stores previously opened that were not included in our comparable store sales; and
•	an increase in comparable store sales of $157.8 million, or 4.5%, to $3,678.9 million; partially offset by
•	a $9.8 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned category, as discussed below.

Other Revenue

Other revenue decreased $4.7 million during the nine month period ended October 29, 2016.  This decrease was primarily driven by a reduction in rental income from third party fragrance sales due to the conversion of our fragrance business to an owned category as previously noted.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 70 basis points to 59.7% during the nine month period ended October 29, 2016, driven by higher initial markups and reduced markdowns as a percentage of net sales, which were partially offset by an increase in our estimated shortage accrual rates.  This improvement more than offset the approximate 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. On a dollar basis, cost of sales increased $165.7 million, or 7.7%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 50 basis points during the nine month period ended October 29, 2016. The following table details selling, general and administrative expenses for the nine month period ended October 29, 2016 compared with the nine month period ended October 31, 2015:

	(in millions)
	Nine Months Ended
	October 29,	Percentage of	October 31,	Percentage of
	2016	Net Sales	2015	Net Sales	$ Variance	% Change
Store related costs	$836.6	21.6%	$785.3	22.1%	$51.3	6.5%
Product sourcing costs	193.0	5.0	171.4	4.8	21.6	12.6
Corporate costs	125.6	3.2	117.0	3.3	8.6	7.4
Marketing and strategy costs	57.8	1.5	60.2	1.7	(2.4)	(4.0)
Other selling, general and administrative expenses	48.6	1.2	41.6	1.1	7.0	16.8
Selling, general and administrative expenses	$1,261.6	32.5%	$1,175.5	33.0%	$86.1	7.3%

Store related costs as a percentage of net sales improved approximately 50 basis points during the nine month period ended October 29, 2016, driven by 30 basis points of leverage in occupancy costs. In addition, we experienced a 30 basis point reduction in store payroll and payroll-related expenses driven by the simplification of operating procedures and improved execution within our store operations.  These improvements were partially offset by a 10 basis point increase in our incentive compensation costs. On a dollar basis, the $51.3 million increase was primarily driven by our 26 net new stores that have opened since October 31, 2015, as well as stores that opened during the nine month period ended October 31, 2015 that did not operate for a full 39 weeks.

Product sourcing costs as a percentage of net sales increased approximately 20 basis points during the nine month period ended October 29, 2016, which partially offset the 70 basis point improvement in cost of sales. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain costs as we continue to improve the execution of our off-price model as well as an increase in incentive compensation costs related to our buying and merchandising departments.

Corporate costs increased $8.6 million during the nine month period ended October 29, 2016, primarily driven by increases in incentive compensation and stock based compensation.

Marketing and strategy costs improved 20 basis points during the nine month period ended October 29, 2016, primarily driven by our increased leverage from our national television advertising.

Costs related to debt amendments and secondary offering

We recorded costs related to debt amendments of $1.3 million representing legal and placement fees incurred in connection with the repricing of our Term Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $136.6 million during the nine month period ended October 29, 2016 compared with $127.1 million during the nine month period ended October 31, 2015. The increase in depreciation and amortization expense was primarily driven by our 26 net new stores opened since October 31, 2015 and stores that opened during the nine month period ended October 31, 2015 that did not operate for a full 39 weeks, as well as the renovation of our new corporate campus.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $3.8 million as a result of the repricing of our Term Loan Facility during the second quarter of Fiscal 2016. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding this transaction.

Interest expense

Interest expense improved to $43.2 million, primarily driven by the July 2016 repricing of our Term Loan Facility and $50.0 million principal payments on our Term Loan Facility in January 2015.  These improvements were partially offset by an increase in the amortization of the financings costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense and an increase in our average outstanding borrowings and average interest rate on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine month period ended October 29, 2016 compared with prior year, are summarized in the table below:

	Nine Months Ended
	October 29,	October 31,
	2016	2015
Average interest rate – ABL Line of Credit	1.8%	1.6%
Average interest rate – Term Loan Facility	4.0%	4.3%
Average balance – ABL Line of Credit	$ 216.8 million	$ 199.7 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,133.5 million

Other income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $3.2 million, primarily driven by the sale of certain state tax credits during the first quarter of Fiscal 2016.

Income tax expense

Income tax expense was $52.4 million during the nine month period ended October 29, 2016 compared with $32.5 million during the nine month period ended October 31, 2015. The effective tax rate for the nine month period ended October 29, 2016 was 36.7% compared with 38.6% during the nine month period ended October 31, 2015. The decrease in the effective tax rate was primarily the result of a decrease in our state tax rate and an increase in federal hiring credits.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the nine month period ended October 29, 2016, resulting in the annual effective income tax rate of 37.0% (before discrete items) being our best estimate. The projected annual effective income tax rate during the nine month period ended October 31, 2015 was 38.2% (before discrete items). The decrease in the annual effective tax rate was primarily driven by a decrease in our state tax rate and an increase in federal hiring credits.

Net income

We earned net income of $90.3 million during the nine month period ended October 29, 2016 compared with net income of $51.7 million for the nine month period ended October 31, 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses, income tax expense and depreciation and amortization.

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

Cash Flow for the Nine Month Period Ended October 29, 2016 Compared With the Nine Month Period Ended October 31, 2015

We generated $11.9 million of cash flow during the nine month period ended October 29, 2016 compared with $3.5 million during the nine month period ended October 31, 2015.

Net cash provided by operating activities amounted to $286.5 million during the nine month period ended October 29, 2016 compared with $103.7 million during the nine month period ended October 31, 2015. The improvement in our operating cash flows was primarily driven by our improved operating results and changes in our inventories and incentive compensation.  These improvements in cash flow were partially offset by changes in our prepaid income taxes.

Net cash used in investing activities was $137.5 million during the nine month period ended October 29, 2016 compared with $149.5 million during the nine month period ended October 31, 2015.  This change was primarily the result of a reduction in capital expenditures related to our overall supply chain initiatives, partially offset by store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash used in financing activities was $137.1 million during the nine month period ended October 29, 2016 compared with a generation of $49.3 million during the nine month period ended October 31, 2015.  This change was primarily related to the net change in our debt obligations as well as an increase in share repurchases during the first nine months of Fiscal 2016 compared to the first nine months of Fiscal 2015.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at October 29, 2016 of $0.6 million compared with a working capital surplus of $84.8 million at October 31, 2015.  Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital.  Working capital at January 30, 2016 was $18.6 million.

Capital Expenditures

For the nine month period ended October 29, 2016, cash spend for capital expenditures, net of $17.9 million of landlord allowances, amounted to $119.8 million. We estimate that we will spend approximately $160 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2016, including $85 million to $90 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $24 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

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

During the nine month period ended October 29, 2016, we repurchased 2,234,889 shares of common stock for $150.0 million under our share repurchase programs. As of October 29, 2016, we had $49.6 million available for purchase under our share repurchase programs.  On November 15, 2016, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock, which will be funded using the Company’s available cash and is authorized to be executed through November 2018.

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

Operational Growth

As of October 29, 2016, we operated 592 stores primarily under the name “Burlington Stores.” During the nine month period ended October 29, 2016, we opened 29 new Burlington Stores and closed two MJM Stores and two Burlington Stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open one new store and close one store during the fourth quarter of Fiscal 2016, resulting in the opening of a total of 25 net new Burlington Stores during Fiscal 2016.

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

Debt

As of October 29, 2016, our obligations include $1,111.8 million, inclusive of original issue discount, under our Term Loan Facility and $174.3 million under our ABL Line of Credit.

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

At October 29, 2016, our borrowing rate related to the Term Loan Facility was 3.5%.

ABL Line of Credit

At October 29, 2016, we had $383.7 million available under the Amended ABL Line of Credit. The maximum borrowings under the facility during the nine month period ended October 29, 2016 amounted to $350.0 million. Average borrowings during the nine month period ended October 29, 2016 amounted to $216.8 million at an average interest rate of 1.8%.

Certain Information Concerning Contractual Obligations

The Company had $706.5 million of purchase commitments related to goods that were not received as of October 29, 2016. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

As of October 29, 2016, we had exposure to changes in interest rates from the 0.75% LIBOR floor on our Term Loan Facility to the 1.00% rate under our interest rate cap contracts.  In addition, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At October 29, 2016, we had $1,291.3 million of floating-rate debt, exclusive of original issue discount. Based on $1,291.3 million outstanding as floating-rate debt, a one percentage point increase as of January 30, 2016 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $6.8 million per year, resulting in $6.8 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of October 29, 2016, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at July 30, 2016	Additional Interest Expense Q3 2016	Additional Interest Expense Q4 2016	Additional Interest Expense Q1 2017	Additional Interest Expense Q2 2017
Term Loan Facility (a)	$1,117.0	$1.3	$1.3	$1.3	$1.3
ABL Line of Credit	174.3	0.4	0.4	0.4	0.4
	$1,291.3	$1.7	$1.7	$1.7	$1.7

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 29, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2016.

During the quarter ended October 29, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 29, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 through August 27, 2016	688	$77.41	—	$124,642,560
August 28, 2016 through October 1, 2016	614,205	$82.31	607,198	74,642,637
October 2, 2016 through October 29, 2016	312,121	$80.15	311,924	49,642,662
Total	927,014		919,122

(1)

The number of shares purchased between July 31, 2016 and August 27, 2016 were not part of our publicly announced share repurchase program. In addition, the number of shares purchased between August 28, 2016 and October 1, 2016 and between October 2, 2016 and October 29, 2016 include 7,007 shares and 197 shares, respectively, that were not part of our publicly announced share repurchase program.  The aggregate of these shares were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock.  This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2017.  As of October 29, 2016, we had $49.6 million available for purchase under this share repurchase program. On November 15, 2016, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2018. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.2†	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.3†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.4†	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Executive Vice President—Chief Financial Officer (Principal Financial Officer)

Date: November 23, 2016

INDEX TO EXHIBITS

Exhibit	Description

10.1	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.2	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.3	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan

10.4	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase