Form 10-K
period 2017-01-28
Burlington Stores, Inc.
filed 2017-03-16
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on July 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,367,694,090. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

As of February 25, 2017, 70,218,617 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2016 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 28, 2017

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 592 stores as of January 28, 2017, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended January 28, 2017, we generated net sales of $5,566.0 million, and earned net income, Adjusted Net Income and Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) of $215.9 million, $232.3 million and $584.6 million, respectively.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect wholly-owned subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware when the company originally became a public company and currently exists as a Delaware corporation. BCFWC became a direct, wholly-owned subsidiary of Burlington Coat Factory Investments Holdings, Inc. in connection with the acquisition of BCFWC in April 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction (the Merger Transaction) and became an indirect, wholly-owned subsidiary of ours on February 14, 2013 in connection with our corporate reorganization. We completed an initial public offering of our common stock in October 2013.

Fiscal Year End

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 52 week fiscal year ended January 28, 2017 (Fiscal 2016). The fiscal years ended January 30, 2016 (Fiscal 2015) and January 31, 2015 (Fiscal 2014) also consisted of 52 weeks.

Our Stores

As of January 28, 2017, we operated 592 stores, inclusive of an internet store. Over 98% of our net sales are derived from stores we operate as Burlington stores (Burlington Stores). We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, family footwear and youth apparel, as well as baby furniture, accessories, home décor and gifts. We continue to emphasize our rich heritage of coats and outerwear, and we believe that we are viewed as the destination for coat shoppers. Our broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe Burlington Stores’ substantial selection of staple, destination products attracts customers from beyond our local trade areas. We believe these products drive incremental store-traffic and differentiate us from our competitors.

In some of our stores, we previously granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, primarily fragrances. We did not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties. During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category, and such sales are recorded in the line item “Net sales” in our Consolidated Statements of Income.  During Fiscal 2016, prior to the completion of our conversion, our rental income from all such arrangements aggregated less than $0.5 million of our total revenues.

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represent a competitive advantage. Our average store size is approximately 76,000 square feet. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment. As a result, we believe major landlords seek us as a tenant because the appeal of our apparel, home and accessory merchandise profile attracts a desired customer base.

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	9	NY	39
AL	7	MA	14	OH	21
AR	5	MD	16	OK	3
AZ	10	ME	2	OR	4
CA	65	MI	18	PA	30
CO	6	MN	7	PR	12
CT	10	MO	7	RI	5
DE	3	MS	3	SC	5
FL	42	NC	14	SD	1
GA	17	ND	1	TN	7
IA	3	NE	1	TX	62
ID	2	NH	3	UT	3
IL	31	NJ	29	VA	18
IN	12	NM	3	WA	12
KS	6	NV	6	WI	10
KY	5

Our internet store is excluded from the above table.

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 592 stores, inclusive of an internet store, as of January 28, 2017. If we identify appropriate locations, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term.  The table below shows our store openings and closings each fiscal year since the beginning of Fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Stores (beginning of period)	567	542	521
Stores opened	30	28	24
Stores closed	(5)	(3)	(3)
Stores (end of period)	592	567	542

Distribution and Warehousing

We have four distribution centers that ship approximately 94% of merchandise units to our stores. The remaining 6% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California, and Redlands, California. These four distribution centers occupy an aggregate of 2,786,000 square feet, and each includes processing, shipping and storage capabilities.

We also operate four warehousing facilities to support our distribution centers. The east coast has three supporting warehouses; two in Burlington, New Jersey and one in Florence, New Jersey. The west coast has one supporting warehouse in Redlands, California. These four warehousing facilities occupy an aggregate of 1,567,000 square feet and primarily serve as storage facilities.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California	2006	660,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Florence, New Jersey	2013	208,000	Leased
Redlands, California (Palmetto Ave)	2015	446,000	Leased
Burlington, New Jersey (Richards Run)(b)	2017	511,000	Leased

(a)	Inclusive of corporate offices.
(b)

The Company took possession of the Richards Run warehouse facility during January 2017.  This facility will replace the 208,000 warehouse facility located in Florence, New Jersey during the fiscal year ended February 3, 2018 (Fiscal 2017).

In addition, we occupy approximately 156,000 square feet of space at a third-party logistics center in Plainfield, Indiana to support our e-commerce business.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We offer our customers special services to enhance the convenience of their shopping experience, such as layaway, baby gift registry and professional tailors (in selected stores).

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have streamlined processes and will continue to strive to create opportunities for fast and friendly customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the brands, value, and diversity of selection within our assortments.

Our Off-Price Sourcing and Merchandising Model

Our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers focused on improving comparable store inventory turnover, inventory age and freshness of merchandise. We purchase merchandise from many suppliers, none of which accounted for more than 2% of our net purchases during Fiscal 2016, Fiscal 2015 or Fiscal 2014. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Women’s ready-to-wear apparel	24%	24%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	21%	20%
Youth apparel/baby	16%	16%	18%
Home	12%	11%	9%
Coats	6%	6%	7%

E-Commerce

We employ an e-commerce strategy currently focused on increasing awareness of the breadth of our merchandise selection, great brands and values, as well as driving traffic to our stores and selling merchandise directly from our website. We execute our strategy through our website and through social media platforms such as Facebook, Twitter and Pinterest. In recent years, we have focused on expanding our online assortment, optimizing the user experience across devices, and improving our shipping and fulfillment capabilities in order to elevate the digital experience with our company for both new and existing customers.

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

Management Information Systems and Processes

We utilize a combination of industry-standard third party and internally developed information technology and system solutions to support our business functions. We continually evaluate and implement business system technologies and solutions that enhance the consistency of our execution and improve the scalability of business system functions. We utilize standard methodologies to evaluate new initiatives across our entire organization and make data-driven decisions that support our growth and cost management initiatives.

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

Seasonality

Our business, like that of most retailers, is subject to seasonal influences.  In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize a higher level of sales and net income. Weather is also a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.  Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

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

Employees

As of January 28, 2017, we employed approximately 40,000 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of January 28, 2017, employees at one of our stores were subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Such statements may include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; our ability to successfully implement one or more of our strategic initiatives; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices by customers; competitive factors, including pricing and promotional activities of major competitors; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; an increase in competition within the markets in which we compete; regulatory changes; our relationships with employees; the impact of current and future laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including, but not limited to, fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation and risks; and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. An incremental slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Our ability to compete with other retailers and to meet our customer expectations may also suffer if we are unable to deliver a superior omnichannel shopping experience for our customers through the integration of our store and online shopping channels.  Omnichannel retailing is rapidly evolving, and we must anticipate and meet changing customer expectations.  If we are unable to continue to meet changes in the competitive environment by successfully executing our e-commerce strategy consistent with customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

 We may not be able to sustain our growth plans or successfully implement our long-range strategic and financial goals.

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth.  We intend to open 30 net new stores each year, while refreshing, remodeling or relocating a portion of our existing store base annually. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

Our proposed expansion will place increased demands on our operational, managerial and administrative resources.  For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems, and our distribution infrastructure. These increased demands could cause us to operate our business less effectively, which in turn could have a material adverse effect on our financial performance.

 We may not be able to execute our growth strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis, and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during the second half of the year. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Many of our stores are strategically located in off-mall shopping areas known as “power centers.”  Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants.  As a consequence of many of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located.  Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center.  Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.  We may respond by increasing markdowns, initiating marketing promotions or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

 Failure to execute our opportunistic buying and inventory management process could adversely affect our business.

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

 In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and our e-commerce platform, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so.  In addition, as we implement inventory localization initiatives, there could be disruptions in inventory flow and placement.  Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our relationship with our customers.

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

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to buy inventory in response to those trends and preferences. However, identifying consumer trends and preferences in the diverse product lines and many markets in which we do business and successfully meeting customer demand across those lines and for those markets on a timely basis is challenging. Although our flexible business model allows us to buy close to need and in response to consumer preferences and trends, and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not do so successfully, which could adversely affect our sales and the markdowns required to move the resulting excess inventory will adversely affect our operating margins.

 Customers may also have expectations about how they shop in stores or through e-commerce, or more generally engage with businesses across different channels or media (through internet-based and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products.  Failure to effectively meet these changing expectations and demands may adversely impact our reputation and our financial results.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, or if we cannot optimize the size of our stores, our growth strategy and profitability could be negatively impacted.

We lease substantially all of our store locations.  Most of our current leases expire at various dates after ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods.  While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to close a particular store. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign leases or sublease space to third parties, we can remain liable on the lease obligations, which could lead to significant expense if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, our ability to renew such expiring lease on commercially acceptable terms or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords.  As the Company renews and replaces its store leases, we also strive to optimize the size of our existing stores to ensure maximum space utilization, which frequently means adjusting operations to accommodate smaller space through increased store product density and inventory turn optimization.

In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund some of our expansion through cash flow from operations, lease payment credits from our lessors, and, if necessary, by borrowings under our $600.0 million Second Amended and Restated Credit Agreement, dated as of August 13, 2014 (the ABL Line of Credit).  If we experience a decline in performance or lease payment allowances from our lessors become unavailable, however, we may slow or discontinue store openings, relocations, refreshes or remodels.

If we are unable to effectively manage our existing portfolio of real estate leases, renew existing leases or lease suitable alternative locations, enter into leases for new stores on favorable terms, or optimize the size of our stores, our growth and profitability may be negatively impacted.

Extreme and/or unseasonable weather conditions, serious disruptions or catastrophic events could have a significant adverse effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores or distribution centers are located – especially in areas with a high concentration of our stores – could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or employees to travel to our stores. In addition, unforeseen public health issues such as pandemics or epidemics, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores. As a result, our business could be adversely affected.

 Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter season or cool weather during the spring or summer season could render a portion of our inventory incompatible with those unseasonable conditions, particularly in light of our historical product mix. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because a significant portion of our net sales historically have occurred during the second half of the year, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

Since we do not have long-term contracts with our vendors, if we are unable to purchase attractive brand name merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is appealing to our customers and our sales may be harmed.

Our ability to purchase merchandise opportunistically from third party vendors also depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers in order to achieve the value proposition we strive to provide to our customers.  Some of our key vendors may, however, limit the number of retail channels they use to sell their merchandise, which may, in limited cases, result in intense competition among retailers to obtain and sell these goods. In addition, most of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long-term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time.  Finally, if our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced.

If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire high quality merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales. In addition, events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, importation of products, costs, production, insurance and reputation.

The loss of key personnel may disrupt our business and adversely affect our financial results.

We depend on the contributions of key personnel in various functions for our continued success.  These executives and other key personnel may be hired by our competitors, some of which have considerably more financial resources than we do.  The loss of key personnel, or the inability to hire, train, motivate and retain qualified employees, or changes to our organizational structure, operating results, or business model that adversely affect morale or retention, could adversely affect our business, financial condition and results of operations.

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

Our failure to attract, train and retain quality employees in appropriate numbers could adversely affect our business.

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other employees in large numbers as well as experienced buying and management personnel, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  Many of our store employees are in entry level or part-time positions with historically high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase.  Availability and skill of employees may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively.

In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key employees across the company, including within our buying organization.  Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition in the retail industry generally and for talent in various geographic markets.  If we do not continue to attract qualified individuals, train them in our business model, support their development and retain them, our performance could be adversely affected or our growth could be limited.

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

We have a large workforce, and our ability to meet our labor needs while controlling costs, including costs of providing health, retirement and other associate benefits, is subject to various factors such as unemployment levels; prevailing wage rates and minimum wage requirements; participant benefit levels; economic conditions; interest rate changes; health and other insurance costs; and the regulatory environment, including health care legislation, and governmental labor and employment and associate benefits programs and requirements.  The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to the costs and composition of healthcare coverage relating to the Affordable Care Act and possible replacements.  In addition, when wage rates or benefit levels increase in a market, increasing our wages or benefits may cause our earnings to decrease, while failing to increase our wages or benefits competitively or reducing our wages or benefits could result in a decline in our ability to attract or retain employees or in the quality of our workforce, causing our customer service or performance to suffer, which could negatively impact our results.

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

•

disruptions in the operations of domestic ports through which we import our merchandise, including but not  limited to labor disputes involving work slowdowns, lockouts or strikes, which could require us and/or our vendors to ship merchandise to alternative ports in the United States or through the use of more expensive means, and shipping to alternative ports in the United

States could result in increased lead times and transportation costs; disruptions at ports through which we import our goods could also result in unanticipated inventory shortages;

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

Any of the foregoing factors, or a combination thereof, could have a material adverse effect on our business.

In addition, the results of the November 2016 U.S. elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products could have a material adverse effect on our business, results of operations and liquidity.

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

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses or malware; security breaches; cyber-attacks; acts of war or terrorism; and design or usage errors by our employees or contractors.  Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, negatively affect our results of operations.

 We modify, update, and replace our systems, applications and infrastructure from time to time, including by maintaining, updating or replacing legacy programs; and integrating new service providers, including cloud computing technologies. Although we believe we are diligent in selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption.

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

Some aspects of our business, like that of most retailers, involves the receipt, storage and transmission of customers' personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors.  We rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information.  Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

 Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred at a number of major U.S. companies. Computer hackers or other unauthorized third parties may attempt to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit and, if successful, misappropriate personal information, payment card or check information or confidential business information. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss.  However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that such measures will be adequate to safeguard against all data security breaches or misuses of data. An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise, and issues with the authenticity of merchandise, or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Difficulty complying with existing laws, rules, regulations, and local codes, or changes in existing laws, rules and regulations could negatively affect our growth strategy, business operations and financial performance.

We are subject to federal, state and local laws, rules and regulations in the operation of our business.  In addition to complying with current laws, rules and regulations, we must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business.  Complying with local zoning codes, real estate land use restrictions, employment-related laws, and other local laws across numerous jurisdictions is particularly challenging as we grow the number of our stores in new municipalities and need to stay abreast of changes in such local laws.  The increasing proliferation of local laws generally further complicates our efforts to comply with all of the various laws, rules and regulations that apply to our business.

All of the above legal, regulatory and administrative requirements collectively affect multiple aspects of our business, including those involving labor and employment benefits; health, welfare and finance; real estate management; consumer protection and product safety; climate change, supply chain, energy and waste; use of the internet, including e-commerce, electronic communications, data protection and privacy; and protection of third party intellectual property rights.  Changes to these laws and regulations could increase our costs of compliance or of doing business, and could adversely affect our operating results.  In addition, if we fail to comply with these laws, rules, and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our operations and our financial results and condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as inventories and self-insurance reserves are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

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

Our planned advertising and marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product awareness. Further, we may not be able to manage our advertising and marketing expenditures on a cost-effective basis. Additionally, some of our competitors may have substantially larger marketing budgets, which may provide them with a competitive advantage over us.

Damage to our corporate reputation or brand could adversely affect our sales and operating results.

Building brand reputation is important to our continuing success.  Our reputation is partially based on perceptions of various subjective qualities and overall integrity. As such, in the many different markets in which we do business, we work hard to build relationships with our customers through our various marketing campaigns.  However, any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms and similar devices at any time, which information may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.  Damage to our reputation in any form could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention, and otherwise adversely affect our business.

Use of social media by the Company or third parties at our direction may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. We have increasingly utilized social media in our marketing and employment recruiting efforts in order to reach as many current and potential new customers and potential employment candidates as efficiently and cost effectively as possible, and have also retained third parties with expertise and distinction in the social media realm to bolster our social media efforts.  As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of theses platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

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

Our business could be impacted as a result of actions by activist shareholders or others.

From time to time, we may be subject to legal and business challenges in the operation of our Company due to shareholder proposals, media campaigns, proxy contests, and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability, and may make it more difficult to attract and retain qualified personnel and business partners.

Our substantial indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

As of January 28, 2017, our total indebtedness was $1,130.5 million, including $1,112.0 million, inclusive of original issue discount, under our $1,200.0 million Senior Secured Term Loan Facility, pursuant to our term loan credit agreement (the Term Loan Credit Agreement) dated as of February 24, 2011, as amended.  We had no outstanding borrowings on our ABL Line of Credit as of January 28, 2017. Estimated cash required to make interest payments for these debt obligations amounts to approximately $43.4 million for the fiscal year ended February 3, 2018.

Our ability to make payments and to refinance our debt, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which is to some extent subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the ABL Line of Credit and the Term Loan Credit Agreement, may restrict us from affecting any of these alternatives.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If an event of default under any of the agreements relating to our outstanding indebtedness occurred, the holders of the defaulted debt could cause all amounts outstanding, with respect to that debt, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness through foreclosure proceedings and/or by forcing us into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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

We own the land and/or buildings for 39 of our stores and have leases for 550 of our stores. Our new stores are generally leased for an initial term of ten to fifteen years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

We own approximately 97 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and an office facility of approximately 648,000 square feet. We lease a 660,000 square foot distribution facility in San Bernardino, California and two additional distribution facilities for storage/support purposes in New Jersey and California, with a combined square footage of 1,478,000 square feet. We also lease approximately 35,000 square feet of office space in New York City, as well as 10,000 square feet of office space in Los Angeles, California (West Coast buying office).

Item 3.	Legal Proceedings

Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims.  Actions against us are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.  While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.” The following table sets forth, for the periods indicated below, the quarterly high and low sales prices per share of our common stock during Fiscal 2016 and Fiscal 2015.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First quarter	$58.94	$48.55	$61.02	$49.80
Second quarter	$76.91	$51.19	$56.75	$48.58
Third quarter	$87.23	$72.45	$55.57	$45.66
Fourth quarter	$91.67	$68.94	$53.73	$40.70

Holders

As of February 25, 2017, we had 272 holders of record of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices of October 2, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 28, 2017, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	October 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
Burlington Stores, Inc.	$100.00	$102.28	$199.48	$214.83	$323.51
S&P 500 Index	$100.00	$105.24	$117.78	$114.54	$135.47
S&P Retailing Index	$100.00	$100.62	$119.48	$138.07	$161.95

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 28, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 through November 26, 2016	5,706	$72.85	—	$249,642,662
November 27, 2016 through December 31, 2016	562,384	$88.94	562,199	199,642,696
January 1, 2017 through January 28, 2017	1,887	$83.59	—	199,642,696
Total	569,977		562,199

(1)

The shares purchased between October 30, 2016 and November 26, 2016 and between January 1, 2017 and January 28, 2017, as well as 185 of the shares purchased between November 27, 2016 and December 31, 2016, were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock, which we completed in Fiscal 2016.  On November 15, 2016, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2018. As of January 28, 2017, we had $199.6 million available for purchase under this share repurchase program.  For a further discussion of our share repurchase programs, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2016, Fiscal 2015 and Fiscal 2014 and for the fiscal years ended February 1, 2014 (Fiscal 2013) and February 2, 2013 (Fiscal 2012) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended(1)
	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net Sales	$4,131,379	$4,427,503	$4,814,504	$5,098,932	$5,566,038
Net income	$25,301	$16,150	$65,955	$150,482	$215,873
Net (loss) income per share—basic:
Class L stockholders	$28.76	$31.93	$—	$—	$—
Common stockholders	$(0.24)	$(0.26)	$0.89	$2.03	$3.06
Net (loss) income per share—diluted:
Class L stockholders	$28.76	$31.93	$—	$—	$—
Common stockholders	$(0.27)	$(0.39)	$0.87	$1.99	$3.01
Consolidated Balance Sheet Data (end of the period):
Inventory	680,190	720,052	788,708	783,528	701,891
Total assets(2)	2,461,190	2,596,712	2,614,285	2,571,813	2,574,483
Long term debt(2)	1,318,640	1,344,779	1,238,992	1,295,163	1,128,843
Class L common stock(3)	1,029,189	—	—	—	—
Stockholders’ deficit(4)	(1,109,458)	(150,468)	(65,951)	(99,022)	(49,812)
Other Financial Data:
Adjusted Net Income(5)	59,589	70,239	138,577	174,555	232,268
Adjusted EBITDA(6)	331,964	383,697	448,066	484,029	584,562
Comparable store sales growth(7)	1.2%	4.7%	4.9%	2.1%	4.5%
Gross margin rate	38.8%	39.1%	39.7%	40.0%	40.8%
Store payroll as a percentage of net sales	9.7%	9.1%	8.8%	8.6%	8.5%
Cash flow increase (decrease)	7,672	89,648	(107,635)	(4,434)	60,682
Working capital (deficit)(8)	104,799	80,604	26,566	18,594	(96,310)

(1)	Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013 consisted of 52 weeks. Fiscal 2012 consisted of 53 weeks.
(2)

During Fiscal 2016, the Company retrospectively adopted the guidance per ASU 2015-03 and ASU 2015-15, as defined in Note 2 to our Consolidated Financial Statements, “Recent Accounting Pronouncements,” which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. As a result, $16.9 million, $24.4 million, $10.3 million and $8.3 million of deferred financing costs associated with the Term Loan Facility, Senior Notes and/or Holdco Notes (as defined in Note 7, “Long Term Debt”) as of February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016, respectively, have been reclassified from the line item “Total assets” and shown as a deduction from the line item “Long term debt” in the table above. Deferred financing costs associated with the ABL Line of Credit (as defined in Note 7, “Long Term Debt”) and interest rate cap contracts continue to be shown in the line item “Total assets” in the table above in accordance with ASU 2015-15.

(3)

Prior to our initial public offering, each outstanding share of our Class A common stock was automatically cancelled, each outstanding share of our Class L common stock was automatically converted into one share of our Class A common stock, effected for an 11-for-1 split, and then reclassified into common stock.

(4)

In February 2013, we declared a special cash dividend of approximately $336.0 million ($5.89/unit) to our stockholders from the proceeds of the offering of the $350.0 million aggregate principal amount of Senior Notes (Holdco Notes), payable to Class A and Class L stockholders on a pro rata basis.

(5)

We define Adjusted Net Income as net income, exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments, secondary offerings, termination of Advisory Agreement and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

(6)

We define Adjusted EBITDA as net income, exclusive of the following items: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments, secondary offerings, termination of our Advisory Agreement and other, (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

(7)

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.

(8)	We define working capital as current assets (excluding restricted cash) minus current liabilities.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 592 stores as of January 28, 2017, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Overview of Fiscal 2016 Operating Results

Highlights from Fiscal 2016 compared with Fiscal 2015 include the following:

•	We generated total revenues of $5,591.0 million compared with $5,129.8 million.
•	Net sales improved $467.1 million to $5,566.0 million (inclusive of a 4.5% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.8% compared with 40.0%, which was offset by an approximate 20 basis point increase in product sourcing costs which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.0% compared with 31.3%, inclusive of the approximate 20 basis point increase in product sourcing costs.
•	We earned net income of $215.9 million compared with $150.5 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $57.7 million to $232.3 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $100.5 million to $584.6 million.

Term Loan Repricing

On July 29, 2016, we completed the repricing of our senior secured term loan facility (the Term Loan Facility) which, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%. As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $3.8 million, which was recorded in the line item “Loss on extinguishment of debt” in our Consolidated Statements of Income. Also in connection with the transaction, we incurred fees of $1.3 million, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Consolidated Statements of Income. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Store Openings, Closings and Relocations

During Fiscal 2016, we opened 30 new stores under the name “Burlington Stores” and closed three Burlington Stores and two MJM Stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ended February 3, 2018 (Fiscal 2017), we plan to open 30 net new stores.

Ongoing Initiatives for Fiscal 2017

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

•

Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our much improved store experience continues to resonate with our customers. We continue to refine our online customer survey to provide more actionable customer feedback to stores. Stores develop action plans to address clearly identified areas of focus. Store managers have the ability to review immediate feedback from their customers, and react accordingly.

•

Increasing Our Sales through e-Commerce. We have been selling to our customers online for more than a decade. We plan to leverage this heritage and continue to utilize e-commerce strategies offering merchandise to our customers while driving incremental traffic to our stores.

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products, bath and cosmetic merchandise, housewares and décor for the home, and beauty as we continue to de-weather our business, and maintain the flexibility to introduce new categories.

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

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2016. By focusing on opening stores with attractive unit economics we are able to achieve attractive returns on capital and continue to grow our margins. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

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

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income derived during the second half of the year, which includes the back-to-school and holiday seasons.

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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington Stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

Changes to import and export laws could have a direct impact on our income and an indirect impact on consumer prices. Unfortunately, we cannot predict any future changes in such laws.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $215.9 million during Fiscal 2016 compared with net income of $150.5 million during Fiscal 2015. This improvement was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense. We earned net income of $150.5 million during Fiscal 2015 compared with net income of $66.0 million for Fiscal 2014. The improvement in our net income was primarily driven by our improved gross margin, a decrease in losses incurred on the extinguishment of our debt and a decrease in our interest expense, partially offset by increased selling, general and administrative expenses and income tax expense.

Adjusted Net Income and Adjusted EBITDA: Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of our performance. Adjusted Net Income is defined as net income for the period plus (i) net favorable lease amortization, (ii) costs related to debt amendments and secondary offering, (iii) stock option modification expense, (iv) loss on the extinguishment of debt, (v) impairment charges, (vi) amounts related to certain litigation, (vii) advisory fees and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected (before discrete items) to arrive at Adjusted Net Income.  Adjusted EBITDA is defined as net income for the period plus (i) net interest expense, (ii) loss on extinguishment of debt, (iii) costs related to debt amendments and secondary offering, (iv) stock option modification expense, (v) advisory fees, (vi) depreciation and amortization, (vii) impairment charges, (viii) amounts related to certain litigation (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains and (x) taxes.

We present Adjusted Net Income and Adjusted EBITDA because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases, which are amortized over the life of the lease;
•	Adjusted Net Income does not reflect costs related to debt amendments or secondary offerings that were expensed during the fiscal periods;
•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted Net Income does not reflect losses on the extinguishment of debt;
•	Adjusted Net Income does not reflect impairment charges on long-lived assets;
•

Adjusted Net Income does not reflect reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the advisory agreement that was terminated on October 2, 2013 in connection with our initial public offering (the Advisory Agreement) that were expensed during the fiscal periods;

•	Adjusted Net Income does not reflect amounts charged for certain litigation; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

For Fiscal 2016, Adjusted Net Income improved $57.7 million to $232.3 million. For Fiscal 2015, Adjusted Net Income improved $36.0 million to $174.6 million. These improvements were the result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Reconciliation of net income to Adjusted Net Income:
Net income	$215,873	$150,482	$65,955
Net favorable lease amortization (a)	23,828	24,130	25,960
Costs related to debt amendments and secondary offerings (b)	1,346	247	2,412
Stock option modification expense (c)	601	1,368	2,940
Loss on extinguishment of debt (d)	3,805	649	74,347
Impairment charges (e)	2,450	6,111	2,579
Advisory fees (f)	—	105	185
Litigation accrual(g)	3,457	5,600	9,280
Tax effect (h)	(19,092)	(14,137)	(45,081)
Adjusted Net Income	$232,268	$174,555	$138,577

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction, and are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income.

(b)	For Fiscal 2016, costs are primarily related to the repricing of our Term Loan Facility. For Fiscal 2015 and Fiscal 2014, costs are primarily related to our secondary offerings.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility. For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our $350.0 million aggregate principal amount of Senior Notes redeemed on August 13, 2014 (Holdco Notes) and excess cash flow payment of our Term Loan Facility.
(e)	Represents impairment charges on long-lived assets.
(f)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

(g)	Represents amounts charged for certain litigation.
(h)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, for the tax impact of items (a) through (g). In addition, during Fiscal 2017, the tax effect also includes the benefit of the one-time release of certain valuation allowances related to Puerto Rico deferred tax assets.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect losses on the extinguishment of debt;
•	Adjusted EBITDA does not reflect costs related to debt amendments or secondary offerings that were expensed during the fiscal periods;
•	Adjusted EBITDA does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted EBITDA does not reflect reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement.
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect impairment charges on long-lived assets;
•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect amounts charged for certain litigation; and
•	Adjusted EBITDA does not reflect other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

For Fiscal 2016 Adjusted EBITDA improved $100.5 million to $584.6 million. For Fiscal 2015, Adjusted EBITDA increased $36.0 million to $484.0 million. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$215,873	$150,482	$65,955
Interest expense	56,161	58,999	83,745
Interest income	(56)	(25)	(38)
Loss on extinguishment of debt (a)	3,805	649	74,347
Costs related to debt amendments and secondary offerings (b)	1,346	247	2,412
Stock option modification expense (c)	601	1,368	2,940
Advisory fees (d)	—	105	185
Depreciation and amortization	183,586	172,099	167,580
Impairment charges (e)	2,450	6,111	2,579
Litigation accrual (f)	3,457	5,600	9,280
Tax expense	117,339	88,394	39,081
Adjusted EBITDA	$584,562	$484,029	$448,066

(a)

For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility. Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility. For Fiscal 2014, amounts relate to our August 2014 debt refinancing, our April 2014 partial redemption of our Holdco Notes and excess cash flow payment of our Term Loan Facility.

(b)	For Fiscal 2016, costs are primarily related to the repricing of our Term Loan Facility. For Fiscal 2015 and Fiscal 2014, costs are primarily related to our secondary offerings.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

(e)	Represents impairment charges on long-lived assets.
(f)	Represents amounts charged for certain litigation.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. The table below depicts our comparable store sales during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

Comparable Store Sales
Fiscal 2016	4.5%
Fiscal 2015	2.1%
Fiscal 2014	4.9%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 80 basis points to 40.8% during Fiscal 2016, compared with 40.0% during Fiscal 2015. The improvement was driven by strong merchandise margins. This improvement more than offset the 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income. Gross margin as a percentage of net sales during Fiscal 2014 was 39.7%.

Inventory. Inventory at January 28, 2017 decreased to $701.9 million from $783.5 million at January 30, 2016. This decrease was primarily driven by a decrease in our comparable store inventory of approximately 9% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover, and a decrease in our pack-and-hold inventory of approximately $30 million. These decreases were partially offset by the inventory required for our 25 net new stores opened since January 30, 2016.

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

Inventory turnover and comparable store inventory turnover are performance metrics that indicate how efficiently inventory is bought and sold. They each measure the length of time that we own our inventory.

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved to 4.2 turns per year during Fiscal 2016 compared with 3.7 turns per year during Fiscal 2015.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved to 5.9 turns per year during Fiscal 2016 compared with 5.3 turns per year during Fiscal 2015.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of not including distribution center and warehouse inventory as well as inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and “Pack and Hold” inventory acquired opportunistically for future store release. The magnitude of Pack and Hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of benefits and payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales improved to 8.5% during Fiscal 2016 compared with 8.6% during Fiscal 2015. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution thereof. Store payroll as a percentage of net sales was 8.8% during Fiscal 2014.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $60.7 million during Fiscal 2016, resulting in a cash and cash equivalent balance of $81.6 million as of January 28, 2017 compared with a decrease in cash and cash equivalents of $4.4 million during Fiscal 2015. The improvement in our cash flow was primarily driven by our improved operating results, as well as a decrease in income tax and incentive compensation payments during Fiscal 2016 compared to Fiscal 2015. Our improvement was also driven by changes in our inventories and accounts payable, as described further below. These improvements were partially offset by changes in the net borrowings on our ABL Facility ($167.4 million net repayments during Fiscal 2016 compared with $104.1 million net borrowings during Fiscal 2015) and changes in our deferred tax liabilities. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. We had a working capital deficit at January 28, 2017 of $96.3 million compared with working capital of $18.6 million at January 30, 2016. The decrease in working capital was primarily related to the decrease in our inventories. In addition, our accounts payable increased from January 30, 2016 as a result of our 25 net new stores opened during Fiscal 2016 as well as the timing of our inventory receipts during the final two months of Fiscal 2016. We also experienced an increase in our income taxes payable and incentive compensation accruals, which was driven by our improved operating results during Fiscal 2016, and were partially offset by increases in our cash and prepaid and other current assets.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Other revenue	0.4	0.6	0.7
Total revenue	100.4	100.6	100.7
Cost of sales	59.2	60.0	60.3
Selling, general and administrative expenses	31.0	31.3	31.6
Costs related to debt amendments and secondary offerings	0.0	0.0	0.0
Stock option modification expense	0.0	0.1	0.1
Depreciation and amortization	3.3	3.4	3.4
Impairment charges-long-lived assets	0.0	0.1	0.1
Other income—net	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt	0.1	0.0	1.5
Interest expense	1.0	1.2	1.7
Total costs and expenses	94.4	96.0	98.5
Income before income tax expense	6.0	4.6	2.2
Income tax expense	2.1	1.7	0.8
Net income	3.9%	2.9%	1.4%

Performance for Fiscal Year (52 weeks) Ended January 28, 2017 (Fiscal 2016) Compared with Fiscal Year (52 weeks) Ended January 30, 2016 (Fiscal 2015)

Net sales

Net sales improved $467.1 million, or 9.2%, to $5,566.0 million, primarily attributable to the following:

•	an increase of $256.9 million from our new and non-comparable stores; and
•	an increase in comparable store sales of $226.2 million, or 4.5%, to $5,239.6 million; partially offset by
•	a $16.0 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. We also benefited from the transition of our fragrance sales from leased department rental income to an owned business, as discussed below.

Other revenue

Other revenue (consisting of layaway, shipping and handling, alteration, dormancy and other service charges, subleased rental income and rental income from leased departments) decreased $6.0 million to $24.9 million, primarily driven by a reduction in rental income from third party fragrance sales. During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Consolidated Statements of Income. As of January 28, 2017, fragrance is now exclusively an owned business.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 80 basis points to 59.2% during Fiscal 2016, primarily driven by strong merchandise margins. This improvement was partially offset by the approximate 20 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income. On a dollar basis, cost of sales increased $237.7 million, or 7.8%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 30 basis points during Fiscal 2016. The following table details selling, general and administrative expenses for Fiscal 2016 compared with Fiscal 2015:

	(in millions)
	Fiscal Year Ended
	January 28,	Percentage of	January 30,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	$1,133.8	20.4%	$1,057.7	20.7%	$76.1	7.2%
Product sourcing costs	261.0	4.7	229.4	4.5	31.6	13.8
Corporate costs	168.5	3.0	155.7	3.1	12.8	8.2
Marketing and strategy costs	91.8	1.6	94.5	1.9	(2.7)	(2.9)
Other selling, general and administrative expenses	68.2	1.3	60.4	1.1	7.8	12.9
Selling, general and administrative expenses	$1,723.3	31.0%	$1,597.7	31.3%	$125.6	7.9%

Store related costs as a percentage of net sales improved approximately 30 basis points during Fiscal 2016, driven by 30 basis points of leverage in occupancy costs and a 10 basis point improvement in store payroll driven by the simplification of operating procedures and improved execution within our store operations. These improvements were partially offset by a 10 basis point increase in our incentive compensation costs driven by our improved operating results. On a dollar basis, the $76.1 million increase was primarily driven by our new and non-comparable stores, as well as the increase in incentive compensation.

Product sourcing costs as a percentage of net sales increased approximately 20 basis points during Fiscal 2016, which partially offset the 80 basis point improvement in cost of sales. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain costs as we continue to improve the execution of our off-price model as well as an increase in incentive compensation costs related to our buying and merchandising departments.

Corporate costs increased $12.8 million during Fiscal 2016, primarily driven by increases in incentive compensation and stock based compensation.

Marketing and strategy costs improved 30 basis points during Fiscal 2016, primarily driven by our increased leverage from our national television advertising.

Costs related to debt amendments and secondary offerings

During Fiscal 2016, we recorded costs related to debt amendments of $1.3 million representing legal and placement fees incurred in connection with the repricing of our Term Loan Facility. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding this transaction. During Fiscal 2015, we recorded $0.2 million of secondary offering costs. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our secondary offerings.

Stock option modification expense

In May 2013, our Board of Directors approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary through Fiscal 2017. During Fiscal 2016 and Fiscal 2015, we recorded $0.1 million and $0.3 million, respectively, of expense related to these payments. We expect to recognize the remaining expense of less than $0.1 million during Fiscal 2017.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary through Fiscal 2017. During Fiscal 2016 and Fiscal 2015, we recognized $0.5 million and $1.1 million, respectively, of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $0.1 million during Fiscal 2017.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $183.6 million during Fiscal 2016 compared with $172.1 million during Fiscal 2015. The increase was primarily driven by our new and non-comparable stores, as well as increased depreciation expense related to our ongoing supply chain initiatives and the renovation of our new corporate campus.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $2.5 million and $6.1 million during Fiscal 2016 and Fiscal 2015, respectively. We recorded impairment charges related to store-level assets for five stores during each of Fiscal 2016 and Fiscal 2015. During Fiscal 2016 and Fiscal 2015, we also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other income, net

Other income, net (consisting of breakage income, gains and losses on disposition of assets, investment income and other miscellaneous items) improved $5.0 million to $10.8 million during Fiscal 2016. The improvement in other income was primarily driven by the sale of certain state tax credits as well as a gain on the sale of one of our owned stores.

Loss on extinguishment of debt

During Fiscal 2016, we recorded a loss on extinguishment of debt of $3.8 million as a result of the repricing of our Term Loan Facility. During Fiscal 2015, we recorded a loss on extinguishment of debt of $0.6 million, primarily driven by the $50.0 million prepayment on our Term Loan Facility on May 1, 2015. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense improved $2.8 million to $56.2 million, primarily driven by the repricing of our Term Loan Facility during the second quarter of Fiscal 2016, which reduced our interest rate margins, partially offset by an increase in the amortization of the financings costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit for Fiscal 2016 compared with Fiscal 2015 are summarized in the table below:

	Fiscal Year Ended
	January 28,	January 30,
	2017	2016
Average interest rate – ABL Line of Credit	1.8%	1.6%
Average interest rate – Term Loan Facility	3.9%	4.3%
Average balance – ABL Line of Credit	$ 173.9 million	$ 199.3 million
Average balance – Term Loan Facility	$ 1,117.0 million	$ 1,129.4 million

Income tax expense

Income tax expense was $117.3 million for Fiscal 2016 compared with $88.4 million for Fiscal 2015. The effective tax rate was 35.2% related to pretax income of $333.2 million for Fiscal 2016, and the effective tax rate was 37.0% related to pretax income of $238.9 million for Fiscal 2015. The decrease in the effective tax rate was primarily the result of realizing a tax benefit due to the release of our Puerto Rico valuation allowance resulting from a change in Puerto Rico regulations.

Net income

We earned net income of $215.9 million during Fiscal 2016 compared with net income of $150.5 million for Fiscal 2015. The improvement in our net income was primarily driven by our improved gross margin, partially offset by an increase in our selling, general and administrative expenses, income tax expense and depreciation expense.

Performance for Fiscal Year (52 weeks) Ended January 30, 2016 (Fiscal 2015) Compared with Fiscal Year (52 weeks) Ended January 31, 2015 (Fiscal 2014)

Net sales

Net sales improved $284.4 million, or 5.9%, to $5,098.9 million, primarily attributable to the following:

•	an increase of $198.2 million from new and non-comparable store sales; and
•	an increase in comparable store sales of $100.2 million, or 2.1%, to $4,829.3 million; partially offset by
•	a $14.0 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model. Our ability to achieve a positive comparable store sales despite the weather demonstrated the progress we have made toward de-weathering our business, which continues to be a goal for us. We also benefited from the transition of our fragrance sales from rental income from leased department to an owned business, as discussed below.

Other revenue

Other revenue decreased $4.2 million to $30.9 million, primarily driven by a reduction in rental income from third party fragrance sales due to the conversion of our fragrance business from a licensing arrangement to an owned category.

Cost of sales

Cost of sales as a percentage of net sales increased approximately 30 basis points to 60.0% during Fiscal 2015, primarily driven by a reduction in markdown rate. This improvement was offset by the approximate 30 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income. On a dollar basis, cost of sales increased $158.8 million, or 5.5%, primarily driven by our overall increase in sales, partially offset by the reduction in markdown rate.

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

Store related costs as a percentage of net sales improved approximately 20 basis points during Fiscal 2015, driven by a 10 basis point expense leverage achieved in store payroll and a 10 basis point improvement driven by a reduction of incentive compensation. On a dollar basis, the $49.6 million increase was primarily driven by our new and non-comparable stores.

Product sourcing costs as a percentage of net sales increased approximately 30 basis points during Fiscal 2015, which offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales was driven by an increase in our supply chain and merchandising costs, which were partially offset by a reduction in incentive compensation.

Corporate costs as a percentage of net sales improved approximately 20 basis points during Fiscal 2015 driven by a reduction of incentive compensation of approximately 20 basis points and a reduction in legal expenses related to certain litigation matters of approximately 10 basis points, and were partially offset by an increase in stock based compensation of approximately 10 basis points.

Costs related to debt amendments and secondary offerings

During Fiscal 2015 and Fiscal 2014, costs related to debt amendments and secondary offerings totaled $0.2 million and $2.4 million, respectively, and were primarily related to our secondary offerings.

Stock option modification expense

During Fiscal 2015 and Fiscal 2014, we recorded $0.3 million and $0.6 million, respectively, of expense related to cash payments, and recognized $1.1 million and $2.3 million, respectively, of incremental non-cash stock option expense.

Depreciation and amortization

Depreciation and amortization expense amounted to $172.1 million during Fiscal 2015 compared with $167.6 million during Fiscal 2014. The increase was primarily driven by our new and non-comparable stores, as well as our new corporate headquarters, which opened during the fourth quarter of Fiscal 2014.

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

Other income, net

Other income, net decreased $4.9 million to $5.9 million during Fiscal 2015. The decrease in other income was primarily driven by a favorable $3.2 million one-time legal settlement during Fiscal 2014.

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

Liquidity and Capital Resources

Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness, and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

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

Cash Flows

Cash Flows for Fiscal 2016 Compared with Fiscal 2015

We generated $60.7 million of cash flows during Fiscal 2016 compared with a use of $4.4 million during Fiscal 2015.

Net cash provided by operating activities amounted to $602.4 million and $327.5 million during Fiscal 2016 and Fiscal 2015, respectively. The improvement was primarily driven by our improved operating results, as well as a decrease in income tax and incentive compensation payments during Fiscal 2016 compared to Fiscal 2015. The improvement was also driven by changes in our inventories and accounts payable. These improvements were partially offset by changes in our deferred rent incentives and deferred income taxes.

Net cash used in investing activities was $180.4 million and $194.7 million during Fiscal 2016 and Fiscal 2015, respectively. This change was primarily the result of a reduction in capital expenditures related to our overall supply chain initiatives, partially offset by an increase in store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash used in financing activities was $361.4 million during Fiscal 2016 compared to $137.2 million during Fiscal 2015. This change was primarily related to the net change in our ABL Facility ($167.4 million net repayments during Fiscal 2016 compared to $104.1 million of net borrowings during Fiscal 2015) and the $50.0 million repayment on our Term Loan Facility during Fiscal 2015 that did not repeat in Fiscal 2016.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at January 28, 2017 of $96.3 million compared with working capital of $18.6 million at January 30, 2016. Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital.

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

Capital Expenditures

For Fiscal 2016, cash spend for capital expenditures, net of $32.2 million of landlord allowances, amounted to $155.3 million. These capital expenditures include approximately $85 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we made capital expenditures of approximately $22 million to support our supply chain initiatives, approximately $16 million to improve our localization efforts, with the rest to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $160.0 million, net of approximately $41.8 million of landlord allowances, during Fiscal 2015.

We estimate that we will spend approximately $200 million, net of approximately $35 million of landlord allowances, in capital expenditures during Fiscal 2017, including approximately $105 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $45 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On November 24, 2015, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock, which we completed during Fiscal 2016. On November 15, 2016, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2018. As of January 28, 2017, we had $199.6 million available for purchase under this share repurchase program.

During Fiscal 2016, we repurchased 2,797,088 shares of common stock for $200.0 million under our share repurchase programs.

We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase programs may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the programs.

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

Debt

As of January 28, 2017, our obligations include $1,112.0 million, inclusive of original issue discount, under our Term Loan Facility. We had no outstanding balance on our ABL Facility as of January 28, 2017.  Our debt obligations also include $23.6 million of capital lease obligations as of January 28, 2017.

Term Loan Facility

On July 29, 2016, we entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing our Term Loan Facility. The Fifth Amendment, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%. The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans have the same maturity date that was applicable to the Term B-3 Loans. As a result of the Fifth Amendment, we recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in our Consolidated Statements of Income. Also in connection with the Fifth Amendment, we incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Consolidated Statements of Income.

At January 28, 2017, our borrowing rate related to the Term Loan Facility was 3.53%.

ABL Line of Credit

At January 28, 2017, we had $427.8 million available under the Amended ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during Fiscal 2016 amounted to $350.0 million. Average borrowings during Fiscal 2016 amounted to $173.9 million at an average interest rate of 1.8%.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 28, 2017:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations	$1,117,000	$—	$—	$1,117,000	$—
Interest on debt obligations(1)	187,920	43,385	83,830	60,705	—
Financing of interest rate cap contracts(2)	11,356	4,867	6,489	—	—
Capital lease obligations(3)	35,615	4,111	8,018	7,706	15,780
Operating lease obligations(4)	2,576,190	320,027	633,276	519,708	1,103,179
Purchase obligations(5)	651,539	651,539	—	—	—
Other(6)	926	926	—	—	—
Total	$4,580,546	$1,024,855	$731,613	$1,705,119	$1,118,959

(1)	The average interest rates during Fiscal 2016 related to the Senior Secured Term Loan Facility and ABL Line of Credit were 3.9% and 1.8%, respectively.
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
(5)

Represents commitments to purchase goods that have not been received as of January 28, 2017. The table above excludes statements of work for services used in our business of up to $57.7 million over the next five years.

(6)	Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $23.0 million, inclusive of $13.8 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $53.1 million as of January 28, 2017.

As of January 28, 2017, insurance reserves amounted to $70.0 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

The table above excludes the payment of the cash portion of our stock option modification in the amount of less than $0.1 million as of January 28, 2017 as we are not certain if payments would be required based on the vesting requirements.

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

Revenue Recognition. While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Income. We account for layaway sales and leased department revenue in accordance with ASC Topic No. 605 “Revenue Recognition.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other current liabilities” in our Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other income, net” in our Consolidated Statements of Income. We determine an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have resulted in an increase in markdown expense of approximately $2.8 million for Fiscal 2016.

Typically, estimates are used to record inventory shortage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted annually during the second or fourth quarter to calculate actual shortage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shortage may be identified as a result of the physical inventory counts, requiring adjustments. During the fourth quarter of Fiscal 2016 and Fiscal 2014, we recorded shortage adjustment gains of $5.1 million and $10.0 million, respectively, as a result of actual shortage being less than what we had estimated. During the fourth quarter of Fiscal 2015, we recorded a shortage adjustment loss of $3.5 million, as a result of actual shortage being more than what we had estimated.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $70.0 million and $63.0 million at January 28, 2017 and January 30, 2016, respectively.

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

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize a higher level of sales and net income. Weather is also a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2016, Fiscal 2015 or Fiscal 2014. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our borrowings contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. We manage interest rate risk through the use of our interest rate cap contracts.

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin, and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.”

We manage our interest rate risk through the use of interest rate cap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On April 24, 2015 we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts have an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, and mature on May 31, 2019.

On July 29, 2016, we completed the repricing of our Term Loan Facility, which, among other things, reduced the interest rate margins applicable under the Amended Term Loan Credit Agreement from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.

We had exposure to changes in interest rates from the 0.78% LIBOR as of January 28, 2017 from our Term Loan Facility to the 1.00% rate under our interest rate cap contracts.  In addition, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At January 28, 2017, we had $1,117.0 million of floating-rate debt, exclusive of original issue discount. Based on $1,117.0 million outstanding as floating-rate debt, a one percentage point increase as of January 28, 2017 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $4.8 million per year, resulting in $4.8 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of January 28, 2017, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at January 28, 2017	Additional Interest Expense Q1 2017	Additional Interest Expense Q2 2017	Additional Interest Expense Q3 2017	Additional Interest Expense Q4 2017
Term Loan Facility (a)	$1,117.0	$1.2	$1.2	$1.2	$1.2
ABL Line of Credit	—	—	—	—	—
	$1,117.0	$1.2	$1.2	$1.2	$1.2

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended January 28, 2017. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2017

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
REVENUES:
Net sales	$5,566,038	$5,098,932	$4,814,504
Other revenue	24,912	30,911	35,130
Total revenue	5,590,950	5,129,843	4,849,634
COSTS AND EXPENSES:
Cost of sales	3,297,373	3,059,641	2,900,819
Selling, general and administrative expenses	1,723,251	1,597,718	1,520,929
Costs related to debt amendments and secondary offerings	1,346	247	2,412
Stock option modification expense	601	1,368	2,940
Depreciation and amortization	183,586	172,099	167,580
Impairment charges - long-lived assets	2,450	6,111	2,579
Other income - net	(10,835)	(5,865)	(10,753)
Loss on extinguishment of debt	3,805	649	74,347
Interest expense	56,161	58,999	83,745
Total costs and expenses	5,257,738	4,890,967	4,744,598
Income before income tax expense	333,212	238,876	105,036
Income tax expense	117,339	88,394	39,081
Net income	$215,873	$150,482	$65,955

Net income per common share:
Common stock - basic	$3.06	$2.03	$0.89
Common stock - diluted	$3.01	$1.99	$0.87
Weighted average number of common shares:
Common stock - basic	70,480	74,111	74,101
Common stock - diluted	71,721	75,443	75,865

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net income	$215,873	$150,482	$65,955
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized gains (losses) arising during the period	220	(7,420)	(1,744)
Reclassification into earnings during the period	1,581	172	—
Other comprehensive income (loss), net of tax:	1,801	(7,248)	(1,744)
Total comprehensive income	$217,674	$143,234	$64,211

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 28,	January 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$81,597	$20,915
Restricted cash and cash equivalents	27,800	27,800
Accounts receivable—net of allowance for doubtful accounts of $262 and $272	43,252	38,571
at January 28, 2017 and January 30, 2016, respectively
Merchandise inventories	701,891	783,528
Prepaid and other current assets	73,784	62,168
Total current assets	928,324	932,982
Property and equipment—net	1,049,447	1,018,570
Tradenames	238,000	238,000
Favorable leases—net	213,180	238,753
Goodwill	47,064	47,064
Deferred tax assets	7,973	—
Other assets	90,495	96,444
Total assets	$2,574,483	$2,571,813

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$640,326	$598,199
Other current liabilities	354,870	286,986
Current maturities of long term debt	1,638	1,403
Total current liabilities	996,834	886,588
Long term debt	1,128,843	1,295,163
Other liabilities	290,683	287,389
Deferred tax liabilities	207,935	201,695
Commitments and contingencies (Notes 1, 7, 12, 13, 14, 15 and 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 77,653,924 shares and 76,711,663 shares, respectively;
Outstanding: 70,180,713 shares and 72,071,177 shares, respectively	7	7
Additional paid-in-capital	1,420,581	1,395,863
Accumulated deficit	(1,060,099)	(1,275,972)
Accumulated other comprehensive loss	(7,191)	(8,992)
Treasury stock, at cost	(403,110)	(209,928)
Total stockholders' deficit	(49,812)	(99,022)
Total liabilities and stockholders' deficit	$2,574,483	$2,571,813

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$215,873	$150,482	$65,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	183,586	172,099	167,580
Impairment charges—long-lived assets	2,450	6,111	2,579
Amortization of deferred financing costs	2,679	2,868	6,057
Accretion of long term debt instruments	942	809	1,579
Deferred income taxes	(2,919)	5,909	(30,940)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	3,805	649	28,051
Non-cash stock compensation expense	15,953	11,161	6,264
Non-cash rent	(27,910)	(24,143)	(19,463)
Deferred rent incentives	32,212	41,786	38,418
Excess tax benefit from stock based compensation	(13,470)	(11,941)	(15,461)
Changes in assets and liabilities:
Accounts receivable	(3,489)	1,263	(8,616)
Merchandise inventories	81,048	5,180	(68,658)
Prepaid and other current assets	(13,267)	(6,454)	27,546
Accounts payable	41,543	(23,483)	78,695
Other current liabilities	74,819	(10,642)	18,958
Other long term assets and long term liabilities	5,715	3,850	2,552
Other operating activities	2,876	1,957	1,239
Net cash provided by operating activities	602,446	327,461	302,335
INVESTING ACTIVITIES
Cash paid for property and equipment	(187,507)	(201,787)	(220,980)
Change in restricted cash and cash equivalents	—	—	4,300
Proceeds from sale of property and equipment and assets held for sale	7,288	4,250	174
Other investing activities	(132)	2,805	—
Net cash (used in) investing activities	(180,351)	(194,732)	(216,506)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,392,700	1,607,400	962,500
Principal payments on long term debt—ABL Line of Credit	(1,560,100)	(1,503,300)	(899,200)
Proceeds from long term debt—Term B-4 Loans	1,114,208	—	—
Proceeds from long term debt—Term B-3 Loans	—	—	1,194,000
Principal payments on long term debt—Term B-3 Loans	(1,117,000)	(50,000)	(33,000)
Principal payments on long term debt—Term B-2 Loans	—	—	(834,507)
Principal payments on long term debt—Holdco Notes	—	—	(128,223)
Principal payments on long term debt—Senior Notes	—	—	(450,000)
Purchase of treasury shares	(202,371)	(201,670)	(3,933)
Proceeds from stock option exercises	4,484	2,100	2,514
Excess tax benefit from stock based compensation	13,470	11,941	15,461
Deferred financing costs	(655)	(168)	(13,658)
Other financing activities	(6,149)	(3,466)	(5,418)
Net cash used in financing activities	(361,413)	(137,163)	(193,464)
Increase (decrease) in cash and cash equivalents	60,682	(4,434)	(107,635)
Cash and cash equivalents at beginning of period	20,915	25,349	132,984
Cash and cash equivalents at end of period	$81,597	$20,915	$25,349
Supplemental disclosure of cash flow information:
Interest paid	$51,590	$57,376	$100,047
Income tax payments - net	$68,962	$84,676	$74,363
Non-cash investing activities:
Accrued purchases of property and equipment	$24,120	$18,017	$21,878
Acquisition of capital lease	$—	$409	$3,342

 See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 1, 2014	74,218,275	7	1,346,259	(1,492,409)	—	(531,751)	(4,325)	(150,468)
Net income	—	—	—	65,955	—	—	—	65,955
Stock options exercised and related taxes of $15.5 million	1,362,066	—	17,975	—	—	—	—	17,975
Shares used for tax withholding	—	—	—	—	—	(139,074)	(3,933)	(3,933)
Issuance of restricted shares, net of forfeitures of 1,707 restricted shares	345,166	—	—	—	—	—	—	—
Stock based compensation	—	—	6,264	—	—	—	—	6,264
Unrealized losses on interest rate cap contracts, net of related taxes of $1.2 million	—	—	—	—	(1,744)	—	—	(1,744)
Balance at January 31, 2015	75,925,507	$7	$1,370,498	$(1,426,454)	$(1,744)	(670,825)	$(8,258)	$(65,951)
Net income	—	—	—	150,482	—	—	—	150,482
Stock options exercised and related taxes of $11.9 million	600,099	—	14,204	—	—	—	—	14,204
Shares used for tax withholding	—	—	—	—	—	(25,559)	(1,313)	(1,313)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,944,102)	(200,357)	(200,357)
Issuance of restricted shares, net of forfeitures of 40,588 restricted shares	186,057	—	—	—	—	—	—	—
Stock based compensation	—	—	11,161	—	—	—	—	11,161
Unrealized losses on interest rate cap contracts, net of related taxes of $4.9 million	—	—	—	—	(7,420)	—	—	(7,420)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	172	—	—	172
Balance at January 30, 2016	76,711,663	$7	$1,395,863	$(1,275,972)	$(8,992)	(4,640,486)	$(209,928)	$(99,022)
Net income	—	—	—	215,873	—	—	—	215,873
Stock options exercised and related taxes of $13.5 million	604,675	—	17,954	—	—	—	—	17,954
Shares used for tax withholding	—	—	—	—	—	(35,637)	(2,371)	(2,371)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(2,797,088)	(200,000)	(200,000)
Issuance of restricted shares, net of forfeitures of 17,815 restricted shares	337,586	—	—	—	—	—	—	—
Stock based compensation	—	—	15,953	—	—	—	—	15,953
Unrealized losses on interest rate cap contracts, net of related taxes of $0.1 million	—	—	—	—	220	—	—	220
Re-issuance of shares previously held within treasury	—	—	(9,189)	—	—	—	9,189	—
Amount reclassified into earnings, net of related taxes of $1.0 million	—	—	—	—	1,581	—	—	1,581
Balance at January 28, 2017	77,653,924	$7	$1,420,581	$(1,060,099)	$(7,191)	(7,473,211)	$(403,110)	$(49,812)

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 28, 2017, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its wholly owned indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 592 retail stores, inclusive of an internet store, in 45 states and Puerto Rico, selling apparel, footwear and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of January 28, 2017, the Company operated stores under the names “Burlington Stores” (576 stores), “Cohoes Fashions” (2 stores), “Super Baby Depot” (2 stores), “MJM Designer Shoes” (10 stores), “Burlington Shoes” (1 store) and one online store. Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes and Burlington Shoes offer moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During the fiscal year ended January 28, 2017 (Fiscal 2016), the Company opened 30 new stores under the name “Burlington Stores” and closed three Burlington Stores and two MJM Designer Shoes stores.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. Fiscal 2016, and the Fiscal years ended January 30, 2016 (Fiscal 2015) and January 31, 2015 (Fiscal 2014) each consisted of 52 weeks.

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

Secondary Offerings

During Fiscal 2015 and Fiscal 2014, the Company closed secondary public offerings in which 12,490,154 shares and 42,300,000 shares of its common stock, respectively, were sold by certain of the Company’s stockholders.  All of the shares sold in the secondary offerings were offered by selling stockholders. The Company did not receive any of the proceeds from the secondary offerings. The Company incurred $0.2 million and $1.8 million in offering costs related to the secondary offerings during Fiscal 2015 and Fiscal 2014, respectively, which are included in the line item “Costs related to debt amendments and secondary offerings” on the Company’s Consolidated Statements of Income.

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

Inventories

Merchandise inventories are valued at the lower of cost or market, as determined by the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The Company regularly records a provision for estimated shortage, thereby reducing the carrying value of merchandise inventory. Complete physical inventories of all of the Company’s stores and warehouses are performed no less frequently than annually, with the recorded amount of merchandise inventory being adjusted to coincide with these physical counts.

The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of sales” in the Company’s Consolidated Statements of Income.

Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $261.0 million, $229.4 million and $204.1 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $22.6 million, $18.3 million and $15.3 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $0.8 million, $2.4 million and $2.4 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of such assets. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $28.2 million and $17.1 million relating to these costs during Fiscal 2016 and Fiscal 2015, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset “Burlington” is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The Company evaluates its intangible assets for possible impairment as follows:

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. In May 2016, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  The Company recorded impairment charges of $1.6 million and $3.3 million related to finite-lived intangible assets during Fiscal 2016 and Fiscal 2015, respectively. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.  The Company did not record an impairment charge related to finite-lived intangible assets during Fiscal 2014.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. In May 2016, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its respective carrying value. There were no impairment charges related to goodwill during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

Other Assets

Other assets consist primarily of landlord owned store assets that the Company has paid for as part of its lease, deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit) and purchased lease rights. Landlord owned assets represent leasehold improvements at certain stores for which the Company has paid, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options, and the amortization is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income. Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded impairment charges of $0.1 million, $0.4 million and $0.2 million, respectively, related to purchased lease rights and landlord owned assets. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $33.2 million and $32.3 million as of January 28, 2017 and January 30, 2016, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 28, 2017 and January 30, 2016 were:

	(in thousands)
	Fiscal Years Ended
	January 28, 2017	January 30, 2016
Short-term self-insurance reserve(a)	$28,569	$25,566
Long-term self-insurance reserve(b)	41,404	37,456
Total	$69,973	$63,022

(a)

Represents the portions of the self-insurance reserve expected to be paid in the next twelve months, which was recorded in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets.

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

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term, including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. At January 28, 2017 and January 30, 2016, deferred lease incentives were $180.9 million and $179.3 million, respectively.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 605 “Revenue Recognition” (Topic No. 605). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Other Revenue

Other revenue consists of service fees (layaway, shipping and handling, alteration, dormancy and other service charges), subleased rental income and rental income from leased departments as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Service fees	$15,779	$14,782	$14,269
Subleased rental income and other	8,720	8,681	8,495
Rental income from leased departments	413	7,448	12,366
Total	$24,912	$30,911	$35,130

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company had granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. During Fiscal 2015, the Company began the conversion of its fragrance business, which was previously operated under a licensing arrangement, to an owned category, and such sales are recorded in the line item “Net sales” in our Consolidated Statements of Income.

Advertising Costs

The Company’s advertising costs consist primarily of national television, direct mail and digital costs. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, net advertising costs were $81.8 million, $84.7 million and $84.9 million, respectively.

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

During Fiscal 2016 and Fiscal 2015, the Company exchanged $0.6 and $0.1 million, respectively, of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Net sales” and “Cost of sales” of $0.6 million and $0.1 million in the Company’s Consolidated Statements of Income during Fiscal 2016 and Fiscal 2015, respectively.  The Company did not enter into any new barter agreements during Fiscal 2014.  The Company has $3.7 million of unused advertising credits remaining as of January 28, 2017 that are expected to be used over the four consecutive fiscal years following Fiscal 2016.

The following table summarizes the prepaid advertising expense which was included in the line items “Prepaid and other current assets” and “Other assets” in the Company’s Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016:

	(in thousands)
	January 28, 2017	January 30, 2016
Prepaid and other current assets	$2,677	$3,300
Other assets	1,024	2,196
Total prepaid advertising expense	$3,701	$5,496

The following table details barter credit usage for Fiscal 2016, Fiscal 2015 and Fiscal 2014, which are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income:

	(in thousands)
	Fiscal Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Barter credit usage	$2,384	$2,551	$2,650

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

Other Income, Net

Other income, net, consists of breakage income, net gains and losses from disposition of fixed assets, investment income gains and losses, and other miscellaneous income items. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recognized $3.3 million, $2.9 million and $2.5 million, respectively, of breakage income. During Fiscal 2016, the Company also recognized $2.5 million related to the sale of certain state tax credits.  During Fiscal 2014, the Company also recognized $3.2 million related to a favorable, one-time legal settlement.

Comprehensive Income

Comprehensive income is comprised of net income, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. As of January 28, 2017, there were 5,789,898 shares available for issuance under the Company’s 2013 Management Incentive Plan as defined in Note 12, “Stock-Based Compensation.” As of January 28, 2017, there were 2,646,123 options outstanding and 744,634 shares of non-vested restricted stock outstanding under the Company’s Management Incentive Plans. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recognized non-cash stock compensation expense in the amount of $16.0 million, $11.2 million and $6.3 million, respectively. Refer to Note 12 for further details.

Net Income Per Share

Net income per share is calculated using the treasury stock method. Refer to Note 11, “Net Income Per Share,” for further details.

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

Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Women’s ready-to-wear apparel	24%	24%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	21%	20%
Youth apparel/baby	16%	16%	18%
Home	12%	11%	9%
Coats	6%	6%	7%

2. Recent Accounting Pronouncements

Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 (ASU 2015-03), “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. Further, on August 16, 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest” to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has stated that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  These standards become effective for fiscal years beginning after December 15, 2015.  The Company adopted these standards during Fiscal 2016 on a retrospective basis.  As a result, $8.3 million deferred financing costs associated with the Term Loan Facility (as defined in Note 7, “Long Term Debt”) as of January 30, 2016, have been reclassified and shown as a deduction from the line item “Long term debt” on the Company’s Consolidated Balance Sheets.  These amounts were previously recorded in the line item “Other assets” on the Company’s Consolidated Balance Sheets.  The remaining deferred financing costs associated with the Company’s ABL Line of Credit and interest rate cap contracts continue to be shown in the line item “Other assets” on the Company’s Consolidated Balance Sheets in accordance with ASU 2015-15.

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued ASU 2015-14 in August 2015 which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This ASU will be effective for the Company as of the beginning of the fiscal year ended February 2, 2019 (Fiscal 2018). The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto. The Company does not, however, anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  This ASU will be effective for the Company as of the beginning of the fiscal year ended February 1, 2020 (Fiscal 2019).  Early adoption is permitted. While the Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, it does expect that this new guidance will result in a significant increase to the assets and liabilities presented on its consolidated balance sheets, refer to Note 12 to the Company’s Consolidated Financial Statements, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.  This guidance is not expected, however, to have a material impact on the Company's liquidity.

On March 30, 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt this guidance during the first quarter of Fiscal 2017. The Company will elect to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change will be recognized as an adjustment to retained earnings as of January 29, 2017. Once adopted, all excess tax benefits and tax deficiencies from stock based compensation will be recognized as income tax expense or benefit in the statement of income as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. The Company notes the potential for volatility in its effective tax rate as any windfall or shortfall tax benefits related to its stock-based compensation plans will be recorded directly into results of operations.  From Fiscal 2014 through Fiscal 2016, the Company recorded an average of $13.6 million of excess tax benefit from stock based compensation in additional paid-in capital. These amounts would have been recorded as a reduction to income tax expense under the new guidance. However, due to potential fluctuations in the stock price of the Company’s common stock, variability in the timing of stock option exercises and the spread of exercise prices on outstanding options, historical results are not necessarily indicative of future results.  Refer to Note 12, “Stock-Based Compensation,” for discussion regarding the number of and weighted average exercise prices of the Company’s outstanding options as of January 28, 2017.

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period.   The Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period.   While the Company is still in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during the fiscal year ended January 28, 2017, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of January 28, 2017 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At January 28, 2017 and January 30, 2016, restricted cash and cash equivalents consisted of $27.8 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 28, 2017	January 30, 2016
Land	N/A	$157,272	$159,044
Buildings	20 to 40 Years	452,497	438,609
Store fixtures and equipment	3 to 10 Years	762,826	732,851
Software	3 to 5 Years	205,673	188,399
Leasehold improvements	Shorter of lease term or useful life	561,371	511,036
Construction in progress	N/A	37,145	15,815
		2,176,784	2,045,754
Less: accumulated depreciation		(1,127,337)	(1,027,184)
Total property and equipment, net of accumulated depreciation and amortization		$1,049,447	$1,018,570

As of January 28, 2017 and January 30, 2016, assets, net of accumulated amortization of $18.8 million and $16.6 million, respectively, held under capital leases amounted to approximately $22.0 million and $24.2 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $146.3 million, $135.7 million and $130.8 million, respectively.

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded impairment charges related to property and equipment of $0.8 million, $2.4 million and $2.4 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Depreciation and amortization of internally developed software amounted to $15.4 million, $14.6 million and $17.4 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

5. Intangible Assets

Intangible assets at January 28, 2017 and January 30, 2016 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	January 28, 2017			January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000
Favorable leases	$456,389	(243,209)	$213,180	$470,133	$(231,380)	$238,753

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from January 30, 2016 to January 28, 2017 reflects a reduction of $12.2 million during Fiscal 2016 from the write-off of certain favorable leases becoming fully amortized during the period, as well as $1.6 million related to the impairment of three stores.  Refer to Note 6, “Impairment Charges,” for further discussion related to impairment charges of favorable leases.

Accumulated amortization of favorable leases as of January 28, 2017 reflects Fiscal 2016 amortization expense of $24.0 million, partially offset by a decrease of $12.2 million related to the write-off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 13.2 years. Amortization expense of favorable leases for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years:	(in thousands)
2017	$23,870
2018	20,890
2019	20,224
2020	18,918
2021	18,419
Thereafter	110,859
Total	$213,180

6. Impairment Charges

Impairment charges recorded during Fiscal 2016, Fiscal 2015 and Fiscal 2014 amounted to $2.5 million, $6.1 million and $2.6 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 28, 2017	January 30, 2016	January 31, 2015
Favorable leases	$1,550	$3,318	$—
Store fixtures and equipment	440	1,146	500
Leasehold improvements	387	1,005	696
Other assets	73	429	216
Software	—	213	15
Buildings	—	—	1,152
Land	—	—	—
Total	$2,450	$6,111	$2,579

The Company recorded impairment charges related to store-level assets for five stores during Fiscal 2016, five stores during Fiscal 2015 and three stores during Fiscal 2014. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company also recorded impairment charges for capital expenditures for previously impaired stores.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. All of the stores impaired during Fiscal 2016 were partially impaired. The table below sets forth, by level within the fair value hierarchy, the fair value of the partially-impaired stores, subsequent to impairment charges as of January 28, 2017:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Favorable leases	$—	$—	$1,709	$—	$1,550
Store fixtures and equipment	—	—	517	—	440
Leasehold improvements	—	—	458	—	387
Other assets	—	—	64	—	73
Total	$—	$—	$2,748	$—	$2,450

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 28,	January 30,
	2017	2016
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,044	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	1,112,575
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019	—	167,400
Capital lease obligations	23,643	24,925
Unamortized deferred financing costs	(5,206)	(8,334)
Total debt	1,130,481	1,296,566
Less: current maturities	(1,638)	(1,403)
Long term debt, net of current maturities	$1,128,843	$1,295,163

Term Loan Facility

On February 24, 2011, the Company entered into a $1.0 billion senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

On August 13, 2014, BCFWC entered into Amendment No. 4 (the Fourth Amendment) to the Term Loan Credit Agreement. As a result of the Fourth Amendment the $830.6 million principal amount of term B-2 loans (Term B-2 Loans) outstanding was replaced with $1,200.0 million principal amount of term B-3 loans. In accordance with ASC Topic No. 405-20, “Extinguishments of Liabilities” (Topic No. 405), the Company recognized a loss on the extinguishment of debt of $16.4 million, representing the write off of $11.7 million and $4.7 million in deferred financing costs and unamortized original issue discount, respectively, which were recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

During Fiscal 2015 and Fiscal 2014, the Company prepaid $50.0 million and $4.0 million on the Term Loan Facility.  In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized losses on the extinguishment of debt of $0.6 million and $0.1 million, respectively, which were recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

On July 29, 2016, BCFWC entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing its Term Loan Facility. The Fifth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.  The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans outstanding under the Term Loan Facility mature on August 13, 2021. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income. Also in connection with the Fifth Amendment, the Company incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in the Company’s Consolidated Statements of Income.

The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.75% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of January 28, 2017, the Company’s borrowing rate related to the Term Loan Facility was 3.53%.

ABL Line of Credit

On August 13, 2014, BCFWC entered into Amendment No. 1 (the ABL Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) governing BCFWC’s existing ABL Line of Credit. The ABL Amendment, among other things, gives BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments (including dividends), incur additional debt, grant liens and otherwise comply with their covenants under the Amended ABL Credit Agreement. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.2 million representing the write off of deferred financing costs which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

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

The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the Amended Credit Agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year.

At January 28, 2017, the Company had $427.8 million available under the Amended ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during Fiscal 2016 amounted to $350.0 million. Average borrowings during Fiscal 2016 amounted to $173.9 million at an average interest rate of 1.8%.

At January 30, 2016, the Company had $335.4 million available under the Amended ABL Line of Credit and $167.4 million of outstanding borrowings. The maximum borrowings under the facility during Fiscal 2015 amounted to $350.0 million. Average borrowings during Fiscal 2015 amounted to $199.3 million at an average interest rate of 1.6%

$450 Million Senior Notes

On February 24, 2011, BCFWC issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Senior Notes). The Senior Notes were issued pursuant to an indenture, dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

On August 13, 2014, BCFWC redeemed the Senior Notes in full. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of debt of $49.6 million, representing $43.7 million in redemption premiums and the write off of $5.9 million in deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

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

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of the Holdco Notes. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of long-term debt of $3.6 million representing $1.2 million in redemption premiums and the write off of $1.5 million and $0.9 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

On August 13, 2014, the Company redeemed the Holdco Notes in full. In accordance with Topic No. 405, the Company recognized a loss on the extinguishment of debt of $4.1 million, representing $1.4 million in redemption premiums and the write off of $1.7 million and $1.0 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

Deferred Financing Costs

The Company had $3.6 million and $5.0 million in deferred financing costs associated with its ABL Line of Credit and interest rate cap contracts recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016, respectively. In addition, The Company had $5.2 million and $8.3 million of deferred financing costs associated with its Term Loan Facility recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016, respectively.

Amortization of deferred financing costs amounted to $2.7 million, $2.9 million and $6.1 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income. During Fiscal 2016, the Company incurred new deferred financing costs of $0.7 million and wrote-off $2.5 million of deferred financing costs as a result of the Fifth Amendment.

Amortization expense related to the deferred financing costs as of January 28, 2017 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2017	$2,582
2018	2,561
2019	1,880
2020	1,143
2021	612
Thereafter	—
Total	$8,778

Deferred financing costs have a weighted average amortization period of approximately 3.7 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt and capital lease obligations, as they exist as of January 28, 2017, in each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal Years:
2017	$—	$1,638	$1,638
2018	—	1,982	1,982
2019	—	2,139	2,139
2020	—	2,179	2,179
2021	1,117,000	2,607	1,119,607
Thereafter	—	13,098	13,098
Total	1,117,000	23,643	1,140,643
Less: unamortized discount	(4,956)	—	(4,956)
Less: unamortized deferred financing costs	(5,206)	—	(5,206)
Total	1,106,838	23,643	1,130,481
Less: current portion	—	(1,638)	(1,638)
Long term debt	$1,106,838	$22,005	$1,128,843

The capital lease obligations noted above are exclusive of interest charges of $2.4 million, $2.0 million, $1.9 million, $1.5 million, $1.4 million and $2.8 million for the fiscal years ended February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022 and thereafter, respectively.

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

As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts them to market on a quarterly basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 28, 2017 and January 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company uses derivative financial instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.

On August 19, 2014, the Company entered into four interest rate cap contracts, which were designated as cash flow hedges. On April 24, 2015, the Company terminated and sold these interest rate cap contracts for $1.2 million in cash, which was included in the line item “Other” in the financing section of the Company’s Consolidated Statements of Cash Flows. As a result of the termination and sale of these interest rate cap contracts, the amount of loss previously deferred in accumulated other comprehensive loss related to these caps was $2.0 million, net of taxes of $1.3 million. The Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019.

Also on April 24, 2015, the Company entered into two new interest rate cap contracts, which were designated as cash flow hedges. The Company financed the cost of these interest rate cap contracts, which will be amortized through the life of the caps.  During Fiscal 2016, the Company paid $4.9 million related to the financing of these interest rate cap contracts, which was included in the line item “Other” in the financing section of the Company’s Consolidated Statements of Cash Flows.

During Fiscal 2016, the Company’s derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s interest rate cap contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 28, 2017, the Company estimates that approximately $7.3 million will be reclassified into interest expense during the next twelve months.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

As of January 28, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	January 28, 2017		January 30, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$3,183	Other liabilities	$8,415

The following table presents the unrealized gains (losses) deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Cap Contracts:	January 28, 2017	January 30, 2016	January 31, 2015
Unrealized gains (losses), before taxes	$365	$(12,367)	$(2,907)
Income tax (expense) benefit	(145)	4,947	1,163
Unrealized gains (losses), net of taxes	$220	$(7,420)	$(1,744)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	January 28, 2017	January 30, 2016	January 31, 2015
Interest expense	$2,622	$287	$—
Income tax expense	(1,041)	(115)	—
Net income	$1,581	$172	$—

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2016 and Fiscal 2015.

(in thousands)
Derivative Instruments
Balance at January 31, 2015	$(1,744)
Unrealized losses, net of related taxes of $4.9 million	(7,420)
Amount reclassified into earnings, net of related taxes of $0.1 million	172
Balance at January 30, 2016	$(8,992)
Unrealized losses, net of related taxes of $0.1 million	220
Amount reclassified into earnings, net of related taxes of $1.0 million	1,581
Balance at January 28, 2017	$(7,191)

10. Capital Stock

Common Stock

As of January 28, 2017, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

Voting Rights

Each holder of the Company’s common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company’s amended and restated bylaws provide that the presence, in person or by proxy, of holders of shares representing a majority of the outstanding shares of capital stock entitled to vote at a stockholders’ meeting shall constitute a quorum. When a quorum is present, the affirmative vote of a majority of the votes cast is required to take action, unless otherwise specified by law or the Company’s certificate of incorporation, and except for the election of directors, which is determined by a plurality vote;

provided, however, that the Company’s Corporate Governance Guidelines provide that, in any non-contested election of directors, any director nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall, promptly following the receipt of the final report from the independent inspectors of election, tender his or her resignation, and the Nominating and Corporate Governance Committee shall consider the resignation offer and recommend to the Board whether to accept it. There are no cumulative voting rights.

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

During Fiscal 2016, the Company acquired 35,637 shares of common stock from employees for approximately $2.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards. During the first quarter of Fiscal 2016, the Company re-issued 688,880 shares held in its treasury stock pool for re-issuance under the 2006 Management Incentive Plan.  As a result of this transaction, the Company reclassified approximately $9.2 million from treasury stock to additional paid-in-capital.

Share Repurchase Programs

On November 24, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock, which the Company completed during Fiscal 2016. On November 15, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. This share repurchase program will be funded using the Company’s available cash, and is authorized to be executed through November 2018. As of January 28, 2017, the Company had $199.6 million available for purchase under its share repurchase program.

During Fiscal 2016, the Company repurchased 2,797,088 shares of common stock for $200.0 million under its share repurchase programs.

The Company is authorized to repurchase shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Company’s share repurchase programs may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the programs.

11. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015

Basic net income per share
Net income	$215,873	$150,482	$65,955
Weighted average number of common shares – basic	70,480	74,111	74,101
Net income per common share – basic	$3.06	$2.03	$0.89
Diluted net income per share
Net income	$215,873	$150,482	$65,955
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	70,480	74,111	74,101
Assumed exercise of stock options and vesting of restricted stock	1,241	1,332	1,764
Weighted average number of common shares – diluted	71,721	75,443	75,865
Net income per common share – diluted	$3.01	$1.99	$0.87

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for Fiscal 2016 since their effect was anti-dilutive.

Approximately 115,000 options to purchase shares of common stock and shares of unvested restricted stock awards were excluded from diluted net income per share for Fiscal 2015 since their effect was anti-dilutive.

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for Fiscal 2014 since their effect was anti-dilutive.

12. Stock-Based Compensation

On May 1, 2013, the Company’s Board of Directors approved the Company’s assumption and adoption of the 2006 Management Incentive Plan (the 2006 Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. The 2006 Plan terminated on April 12, 2016. The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans) was adopted effective prior to and in connection with the Company’s initial public offering. The 2006 Plan, prior to its termination, and the 2013 Plan provide for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 28, 2017, there were 5,789,898 shares of common stock available for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2016	$54.11	$83.83
Fiscal 2015	$45.78	$55.75
Fiscal 2014	$27.40	$38.66

All awards granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date. With the exception of the special one-time grant of options to purchase shares of common stock to certain members of management made during Fiscal 2013, all options awarded prior to Fiscal 2016 become immediately exercisable upon a change of control; options awarded after Fiscal 2015 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. The vesting of the special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or, in some instances, the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of the special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

In May 2013, the Company’s Board of Directors approved a modification to all then outstanding options. The modification, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification resulted in a total of $0.6 million, $1.4 million and $2.9 million of incremental compensation expense during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, of which $0.1 million, $0.3 million and $0.6 million, respectively, are payable in cash.  These costs were recorded in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.  As of January 28, 2017, the Company expects to recognize $0.1 million of incremental compensation expense to be recorded over the remaining vesting periods through the fiscal year ended February 3, 2018, of which less than $0.1 million will be payable in cash.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 28,	January 30,	January 31,
Type of Non-Cash Stock Compensation	2017	2016	2015
Restricted stock grants (a)	$8,816	$6,136	$1,090
Stock option grants (a)	6,636	3,920	2,855
Stock option modification (b)	501	1,105	2,319
Total (c)	$15,953	$11,161	$6,264

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above.  Amounts are included in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.

(c)

The amounts presented in the table above exclude the effect of income taxes.  The tax benefit related to the Company’s non-cash stock compensation was $5.6 million, $4.1 million and $2.3 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

As of January 28, 2017, the Company had 2,646,123 options outstanding to purchase shares of common stock, and there was $20.0 million of unearned non-cash stock-based option compensation, exclusive of the $0.1 million of incremental compensation associated with the modification, that the Company expects to recognize as expense over a weighted average period of 3.0 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2016	2,744,671	$12.43
Options granted	564,937	55.07
Options exercised (a)	(604,675)	7.42
Options forfeited	(58,810)	24.59
Options outstanding, January 28, 2017	2,646,123	$22.41

(a)	Options exercised during Fiscal 2016 had a total intrinsic value of $36.9 million.

The following table summarizes information about the options outstanding and exercisable as of January 28, 2017:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at January 28, 2017	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 28, 2017	Weighted Average Remaining Contractual Life (Years)
$0.79 - $5.02	1,618,738	6.1	472,522	5.6
$26.96+	1,027,385	8.7	105,163	7.9
	2,646,123		577,685

The aggregate intrinsic value of options outstanding as of January 28, 2017 was $154.8 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest	2,392,308	7.1	$22.14	$ 149.1 million

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Company’s initial public offering and the Black Scholes option pricing model subsequent to the date of the initial public offering. The fair value of each stock option granted during Fiscal 2016 was estimated using the following assumptions:

Fiscal Year Ended
January 28,
2017
Risk-free interest rate	1.43% - 1.81%
Expected volatility	36.0% - 37.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$21.01

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2016, Fiscal 2015 and Fiscal 2014, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were all service-based awards. The fair value of each share of restricted stock granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was based upon the closing price of the Company’s common stock on the date of grant (for awards made under the 2006 Plan) or the closing price of the Company’s common stock on the date prior to the grant date (for awards made under the 2013 Plan). The Company has 206,086 awards outstanding that cliff vest at the end of the service periods ranging from three years to five years from the grant date.  The remaining awards outstanding as of January 28, 2017 have graded vesting provisions that generally vest in quarters over a four-year-period, or in thirds over a three-year period (for members of the Company’s Board of Directors) starting one year after the grant date. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason.

As of January 28, 2017, there was approximately $32.0 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.9 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 30, 2016	509,543	$45.33
Awards granted	355,401	63.71
Awards vested (a)	(102,495)	43.49
Awards forfeited	(17,815)	48.35
Non-vested awards outstanding, January 28, 2017	744,634	$54.28

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2017	$320,027	$4,111
2018	332,543	4,024
2019	300,733	3,994
2020	273,560	3,687
2021	246,148	4,019
Thereafter	1,103,179	15,780
Total minimum lease payments	2,576,190	35,615
Amount representing interest	—	(11,972)
Total future minimum lease payments	$2,576,190	$23,643

(a)

Total future minimum lease payments include $206.7 million related to options to extend lease terms that are reasonably assured of being exercised and $381.0 million of minimum lease payments for 49 stores that the Company has committed to open or relocate.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $38.6 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	(in thousands)
	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Rent expense:
Minimum rental payments	$310,332	$289,169	$266,318
Contingent rental payments	4,424	3,961	3,913
Straight-line rent expense	2,172	2,987	4,001
Lease incentives amortization	(32,112)	(28,905)	(25,369)
Amortization of purchased lease rights	680	682	684
Total rent expense(a)	285,496	267,894	249,547
Less all rental income(b)	(7,167)	(14,589)	(19,663)
Total net rent expense	$278,329	$253,305	$229,884

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

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

The Company recorded $7.4 million, $7.1 million and $5.9 million of 401(k) Plan match expense for the plan years ending December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

15. Income Taxes

Income (loss) before income taxes was as follows for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	(in thousands)
	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Domestic	$330,106	$241,112	$113,955
Foreign	3,106	(2,236)	(8,919)
Total income before income taxes	$333,212	$238,876	$105,036

Income tax expense was as follows for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	(in thousands)
	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$104,934	$71,441	$57,123
State	14,957	11,044	12,898
Foreign	367	—	—
Subtotal	120,258	82,485	70,021
Deferred:
Federal	1,655	6,452	(25,777)
State	3,399	(543)	(5,163)
Foreign	(7,973)	—	—
Subtotal	(2,919)	5,909	(30,940)
Total Income Tax Expense	$117,339	$88,394	$39,081

The tax rate reconciliations were as follows for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal	3.0	3.0	4.1
Change in valuation allowance	(1.4)	1.0	1.5
Tax credits	(1.7)	(2.1)	(3.4)
Other	0.3	0.1	—
Effective tax rate	35.2%	37.0%	37.2%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 28, 2017		January 30, 2016
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$178,017	$—	$161,380
Deferred rent	36,529	—	35,299	—
Intangibles—long-lived	—	83,499	—	92,559
Intangibles—indefinite-lived	—	94,624	—	94,315
Incidental supplies	—	13,744	—	12,519
Insurance reserves	26,015	—	23,365	—
Employee benefit compensation	26,665	—	17,649	—
State net operating losses (net of federal benefit)	9,096	—	9,270	—
Inventory costs and reserves capitalized for tax purposes	11,869	—	15,245	—
Landlord allowances	40,699	—	39,463	—
Other	13,705	—	17,763	2,897
Reserves	8,252	—	12,019	—
Tax credits	4,480	—	4,760	—
Valuation allowance	(7,388)	—	(12,858)	—
Total non-current deferred tax assets and liabilities	$169,922	$369,884	$161,975	$363,670
Net deferred tax liability		$199,962		$201,695

As of January 28, 2017, the Company has a deferred tax asset related to net operating losses of $9.1 million inclusive of $7.0 million of state net operating losses which will expire at various dates between 2017 and 2036 and $2.1 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will begin to expire in 2025.  As of January 28, 2017, the Company had tax credit carry-forwards of $4.5 million inclusive of state tax credit carry-forwards of $3.2 million that will begin to expire in 2022 and $1.3 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a total valuation allowance of $7.4 million inclusive of $5.3 million of valuation allowance related to state net operating losses and $2.1 million related to tax credit carry-forwards, for the year ended January 28, 2017.  If our assumptions change and we determine we will be able to realize these net operating losses or the credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 28, 2017, will be recorded to the Company’s Consolidated Statement of Income. The total valuation allowance decreased by $5.5 million from the prior year which was primarily due to the release of the valuation allowance on Puerto Rico deferred tax assets resulting from a change in Puerto Rico regulations. As of January 30 2016, we provided a total valuation allowance of $12.9 million inclusive of $5.7 of valuation allowance related to state net operating losses, $2.1 million related to tax credit carry-forwards, and $5.1 million related to Puerto Rico tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at February 1, 2014	$15,272
Additions for tax positions of the current year	44
Additions for tax positions of prior years	252
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	(2,314)
Balance at January 31, 2015	$11,730
Additions for tax positions of the current year	122
Additions for tax positions of prior years	250
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	—
Balance at January 30, 2016	$10,578
Additions for tax positions of the current year	117
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,270)
Settlements	—
Lapse of statute of limitations	(232)
Balance at January 28, 2017	$9,193

As of January 28, 2017, the Company reported total unrecognized benefits of $9.2 million, of which $6.0 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $0.4 million of interest and penalties during Fiscal 2016 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $13.8 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of January 28, 2017. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 30, 2016, the Company reported total unrecognized benefits of $10.6 million, of which $6.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $1.3 million of interest and penalties during Fiscal 2015 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $13.4 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of January 30, 2016.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2013 through 2016. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2011 through 2016, with a few exceptions, under the applicable statutes of limitations. There are ongoing federal and state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Level 3:	Pricing inputs that are unobservable for the assets and liabilities, and include situations where there is little, if any, market activity for the assets and liabilities.
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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 28, 2017 and January 30, 2016 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 28,	January 30,
	2017	2016
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,167	$28,114

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 28, 2017		January 30, 2016
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,044	$1,116,678	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	—	1,112,575	1,107,921
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures August 13, 2019(a)	—	—	167,400	167,400
Total debt	$1,112,044	$1,116,678	$1,279,975	$1,275,321

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

17. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $53.1 million and $41.3 million as of January 28, 2017 and January 30, 2016, respectively.

Letters of credit outstanding as of January 28, 2017 and January 30, 2016 amounted to $44.2 million and $32.2 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $8.9 million and $9.1 million at January 28, 2017 and January 30, 2016, respectively, related to certain merchandising agreements. Based on the terms of the Amended ABL Credit Agreement relating to the ABL Line of Credit, the Company had available letters of credit of $427.8 million and $335.4 million as of January 28, 2017 and January 30, 2016, respectively.

Inventory Purchase Commitments

The Company had $651.5 million of purchase commitments related to goods that were not received as of January 28, 2017.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby, upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

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

19. Quarterly Results (Unaudited)

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments which are necessary for the fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	(in thousands, except share data)
Year ended January 28, 2017:	Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	$1,282,670	$1,255,053	$1,342,600	$1,685,715
Gross margin(1)(2)	$513,989	$497,431	$552,742	$704,503
Net income (3)	$37,514	$20,394	$32,404	$125,561
Net income per share—basic(4):
Common stockholders	$0.53	$0.29	$0.46	$1.80
Net income per share—diluted(4):
Common stockholders	$0.52	$0.28	$0.45	$1.77

	(in thousands, except share data)
Year ended January 30, 2016:	Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Net sales	$1,183,059	$1,144,218	$1,230,886	$1,540,769
Gross margin(1)(2)	$470,129	$448,303	$489,302	$631,557
Net income (3)	$25,695	$10,900	$15,116	$98,771
Net income per share—basic(4):
Common stockholders	$0.34	$0.14	$0.20	$1.37
Net income per share—diluted(4):
Common stockholders	$0.34	$0.14	$0.20	$1.35

(1)	Gross margin is equal to net sales less cost of sales.
(2)

Gross margin for the quarterly period ended January 28, 2017 is inclusive of gains related to inventory shortage adjustments of $5.1 million as a result of actual shortage being less than what the Company had estimated. Gross margin for the quarterly period ended January 30, 2016 is inclusive of a loss related to inventory shortage adjustments of $3.5 million as a result of actual shortage being more than what the Company had estimated.

(3)

Net income for the quarters ended January 28, 2017, July 30, 2016, and January 30, 2016 includes $2.1 million, $1.4 million and $5.6 million, respectively, of charges related to certain litigation matters.

(4)	Quarterly net income per share results may not equal full year amounts due to rounding.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	January 28, 2017	January 30, 2016
	(in thousands)
ASSETS:
Current assets	$47	$24
Total assets	$47	$24
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities	$—	$—
Negative investment in subsidiaries	49,859	99,046
Commitments and contingencies	—	—
Total stockholders’ deficit	(49,812)	(99,022)
Total liabilities and stockholders’ deficit	$47	$24

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Income

	Fiscal Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$215,873	$150,482	$65,955
Net income	$215,873	$150,482	$65,955
Total comprehensive income	$215,873	$150,482	$65,955

See Accompanying Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Fiscal Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Receipt of dividends	—	—	—
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	—
Offering costs	—	—	—
Receipt of dividends	—	—	—
Payment of dividends	—	—	—
Purchase of treasury shares	(202,371)	(201,670)	(3,933)
Intercompany financing transactions	197,910	198,090	(600)
Proceeds from stock option exercises	4,484	2,100	2,514
Net cash (used in) provided by financing activities	23	(1,480)	(2,019)
(Decrease) increase in cash and cash equivalents	23	(1,480)	(2,019)
Cash and cash equivalents at beginning of period	24	1,504	3,523
Cash and cash equivalents at end of period	$47	$24	$1,504

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

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its subsidiaries and affiliates. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Burlington Stores, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

Note 2. Dividends

As discussed above, payment of dividends is prohibited under the credit agreements of Parent Company’s subsidiaries, except in limited circumstances.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $16.0 million, $11.2 million and $6.3 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The excess tax benefit from stock based compensation of $13.5 million, $11.9 million and $15.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 28, 2017
Allowance for doubtful accounts	$272	$508	$—	$518	$262
Sales reserves	$3,264	$(230)	$318,214	$317,829	$3,419
Valuation allowances on deferred tax assets	$12,858	$—	$(5,470)	$—	$7,388
Year ended January 30, 2016
Allowance for doubtful accounts	$111	$740	$—	$579	$272
Sales reserves	$3,052	$(317)	$313,737	$313,208	$3,264
Valuation allowances on deferred tax assets	$10,653	$—	$2,205	$—	$12,858
Year ended January 31, 2015
Allowance for doubtful accounts	$109	$344	$—	$342	$111
Sales reserves	$2,604	$(672)	$304,577	$303,457	$3,052
Valuation allowances on deferred tax assets	$9,108	$—	$1,545	$—	$10,653

Notes:

(1)	Amounts related to sales reserves are charged to merchandise sales and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 28, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2017.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 28, 2017, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 28, 2017, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Burlington Stores, Inc.

Burlington, New Jersey

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended January 28, 2017 of the Company and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 16, 2017

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Annual Meeting”), which information is incorporated herein by reference. The Proxy Statement for the Annual Meeting (the “Proxy Statement”) will be filed within 120 days of the close of our 2016 fiscal year.

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

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant is set forth on pages 77-80. Schedule II—Valuation and Qualifying Accounts filed as part of this Report is set forth on page 81 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit No.	Description

3.1(18)	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.

3.2(18)	Amended and Restated Bylaws of Burlington Stores, Inc.

10.1(10)

Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.1(13)

Amendment No. 1 to the Credit Agreement, dated May 16, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.1.2(14)

Amendment No. 2 to the Credit Agreement, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.3(15)

Amendment No. 3 to the Credit Agreement, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.4(20)

Amendment No. 4 to the Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.1.5(22)

Amendment No. 5 to the Credit Agreement, dated July 29, 2016, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

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

Exhibit No.	Description
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

10.3.1(20)

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

10.17+(8)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.1+(8)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.17.2+(16)	Amendment No. 2 to Employment Agreement, dated as of October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.18+(4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.

10.18.1+(16)	Amendment No. 1 to Employment Agreement, dated as of October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.

Exhibit No.	Description

10.18.2+(21)

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

10.18.6+(23)

Amendment No. 6 to Employment Agreement, dated as of January 20, 2017, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

10.19+(9)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.19.1+(17)	Amendment No. 1 to Employment Agreement, dated as of October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.20+(3)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.20.1+(17)	Amendment No. 1 to Employment Agreement, dated as of October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.

10.21+(5)

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

10.22+(5)

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

10.23+(5)

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

10.24+(5)

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

10.25+(17)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).

10.26(18)	Form of Directors and Officers Indemnification Agreement.

10.27+(19)	Burlington Stores, Inc. 2013 Omnibus Incentive Plan.

10.28+(17)	Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

10.29+(17)

Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

10.30+(17)

Form of Non-Qualified Stock Option Agreement, pursuant to 2006 Management Incentive Plan, dated as of June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

10.31+(6)	Employment Agreement, dated as of November 7, 2014, by and between Burlington Coat Factory Warehouse Corporation and Eric Seeger.

10.32+(6)	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury dated December 15, 2014.

10.33+(6)	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to 2006 Management Incentive Plan

Exhibit No.	Description

10.34+(24)	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan
10.35+(6)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.36+(6)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.37+(6)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.38+(6)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to 2006 Management Incentive Plan.

10.39+(11)	Employment Agreement, dated as of July 20, 2015, by and among Burlington Coat Factory Warehouse Corporation and Janet Dhillon.
10.40+(11)	Amended and Restated Employment Agreement, dated as of July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.
10.41+(25)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.42+(25)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.43+(25)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.44+(25)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2006 Management Incentive Plan (for grants made after from and after December 2015).

10.45+(26)	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
10.46+(26)	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
10.47+(26)	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
10.48+(26)	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan.
21.1†	List of Subsidiaries of Burlington Stores, Inc.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
+	Management Contract or Compensatory Plan or Arrangement.
(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on June 1, 2015.
(3)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 25, 2015.
(7)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on July 7, 2015.
(8)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 24, 2011.
(11)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 filed on August 31, 2015.
(12)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on September 9, 2011.
(13)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 17, 2012.
(14)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on February 21, 2013.
(15)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Current Report on Form 8-K filed on May 22, 2013.
(16)	Incorporated by reference to Burlington Coat Factory Investments Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 filed on December 11, 2012.
(17)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 6, 2013.
(18)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 10, 2013.
(19)	Incorporated by reference to Burlington Stores, Inc.’s Registration Statement on Form S-1/A filed on September 19, 2013.
(20)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on August 18, 2014.
(21)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on December 9, 2014.
(22)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on July 29, 2016.
(23)	Incorporated by reference to Burlington Stores, Inc.’s Current Report on Form 8-K filed on January 20, 2017
(24)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 filed on May 26, 2016.
(25)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 15, 2016.
(26)	Incorporated by reference to Burlington Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016 filed on November 23, 2016.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2017.

Signature	Title

/s/ Thomas A. Kingsbury	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Thomas A. Kingsbury

/s/ Marc Katz	Chief Financial Officer/Principal (Principal Financial Officer)
Marc Katz

/s/ John Crimmins	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
John Crimmins

/s/ Ted English	Director
Ted English

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Tricia Patrick	Director
Tricia Patrick

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

EXHIBIT INDEX

Exhibit	Description

21.1	List of Subsidiaries of Burlington Stores, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document