Form 10-Q
period 2017-04-29
Burlington Stores, Inc.
filed 2017-05-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 69,821,637 shares of common stock outstanding as of April 29, 2017.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	April 29,	April 30,
	2017	2016
REVENUES:
Net sales	$1,346,546	$1,282,670
Other revenue	5,673	6,214
Total revenue	1,352,219	1,288,884
COSTS AND EXPENSES:
Cost of sales	796,396	768,681
Selling, general and administrative expenses	420,856	403,385
Stock option modification expense	63	236
Depreciation and amortization	48,012	45,545
Impairment charges - long-lived assets	—	109
Other income - net	(1,906)	(4,169)
Interest expense	13,514	14,952
Total costs and expenses	1,276,935	1,228,739
Income before income tax expense	75,284	60,145
Income tax expense	22,916	22,631
Net income	$52,368	$37,514

Net income per common share:
Common stock - basic	$0.76	$0.53
Common stock - diluted	$0.73	$0.52
Weighted average number of common shares:
Common stock - basic	69,333	71,166
Common stock - diluted	71,505	72,423

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net income	$52,368	$37,514
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized (losses) arising during the period	(456)	(1,151)
Reclassification into earnings during the period	850	157
Other comprehensive income (loss), net of tax:	394	(994)
Total comprehensive income	$52,762	$36,520

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	April 29,	January 28,	April 30,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,588	$81,597	$28,100
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	52,980	43,252	51,371
Merchandise inventories	725,537	701,891	804,694
Prepaid and other current assets	78,819	73,784	69,525
Total current assets	914,724	928,324	981,490
Property and equipment—net	1,055,171	1,049,447	1,011,869
Tradenames	238,000	238,000	238,000
Favorable leases—net	207,150	213,180	232,482
Goodwill	47,064	47,064	47,064
Deferred tax assets	7,678	7,973	—
Other assets	89,071	90,495	94,996
Total assets	$2,558,858	$2,574,483	$2,605,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$608,919	$640,326	$594,381
Other current liabilities	336,705	354,870	279,076
Current maturities of long term debt	1,696	1,638	1,452
Total current liabilities	947,320	996,834	874,909
Long term debt	1,152,186	1,128,843	1,350,176
Other liabilities	287,760	290,683	285,554
Deferred tax liabilities	212,500	207,935	200,500
Commitments and contingencies (Notes 2, 9, 10 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 77,830,140 shares, 77,653,924 shares and 77,079,034 shares, respectively;
Outstanding: 69,821,637 shares, 70,180,713 shares and 71,513,289 shares, respectively	7	7	7
Additional paid-in-capital	1,427,676	1,420,581	1,393,955
Accumulated deficit	(1,008,148)	(1,060,099)	(1,238,458)
Accumulated other comprehensive loss	(6,797)	(7,191)	(9,986)
Treasury stock, at cost	(453,646)	(403,110)	(250,756)
Total stockholders' deficit	(40,908)	(49,812)	(105,238)
Total liabilities and stockholders' deficit	$2,558,858	$2,574,483	$2,605,901

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$52,368	$37,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,012	45,545
Impairment charges—long-lived assets	—	109
Amortization of deferred financing costs	630	712
Accretion of long term debt instruments	272	199
Deferred income taxes	4,600	(533)
Non-cash stock compensation expense	5,083	3,283
Non-cash rent	(6,749)	(7,331)
Deferred rent incentives	5,024	2,476
Changes in assets and liabilities:
Accounts receivable	(10,308)	(13,287)
Merchandise inventories	(23,646)	(21,166)
Prepaid and other current assets	(5,213)	(8,384)
Accounts payable	(32,431)	(2,959)
Other current liabilities	(11,196)	(7,004)
Other long term assets and long term liabilities	541	1,469
Other operating activities	1,597	2,804
Net cash provided by operating activities	28,584	33,447
INVESTING ACTIVITIES
Cash paid for property and equipment	(52,913)	(30,425)
Other investing activities	140	83
Net cash (used in) investing activities	(52,773)	(30,342)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	268,300	450,200
Principal payments on long term debt—ABL Line of Credit	(245,100)	(395,400)
Purchase of treasury shares	(50,536)	(50,017)
Proceeds from stock option exercises	1,597	927
Other financing activities	(2,081)	(1,630)
Net cash (used in) provided by financing activities	(27,820)	4,080
(Decrease) increase in cash and cash equivalents	(52,009)	7,185
Cash and cash equivalents at beginning of period	81,597	20,915
Cash and cash equivalents at end of period	$29,588	$28,100
Supplemental disclosure of cash flow information:
Interest paid	$10,900	$13,958
Income tax payments - net	$372	$5,251
Non-cash investing activities:
Accrued purchases of property and equipment	$18,017	$18,316

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2017

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of April 29, 2017, Burlington Stores, Inc. and its subsidiaries (the Company), a Delaware Corporation, through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 596 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (Fiscal 2016 10-K). The balance sheet at January 28, 2017 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2016 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended April 29, 2017 are not necessarily indicative of results for the fiscal year ending February 3, 2018 (Fiscal 2017).

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2016 10-K, “Summary of Significant Accounting Policies.”

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees including: (i) requiring all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (ii) eliminating the requirement that excess tax benefits be realized before companies can recognize them, (iii) requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (iv) increasing the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (v) requiring an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (vi) requiring an employer to elect whether to account for forfeitures of share-based payments by (a) recognizing forfeitures of awards as they occur or (b) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective January 29, 2017.

The primary impact of adoption was the prospective recognition of excess tax benefits in the income statement as a provision to income tax expense rather than equity, which increased net income per share during the three month period ended April 29, 2017 by $0.07, by lowering the Company’s effective tax rate approximately 660 basis points.

The Company has applied the amendment relating to the presentation of the excess tax benefits on the Condensed Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $3.1 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the three month period ended April 30, 2016.

The Company has elected to account for forfeitures of share-based awards as they occur, on a modified retrospective basis, resulting in a $0.4 million cumulative-effect adjustment to retained earnings as of January 29, 2017.

The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This ASU will be effective for the Company as of the beginning of the fiscal year ending February 2, 2019 (Fiscal 2018). The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto. The Company does not, however, anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU will be effective for the Company as of the beginning of the fiscal year ending February 1, 2020 (Fiscal 2019). Early adoption is permitted. While the Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, it does expect that this new guidance will result in a significant increase to the assets and liabilities presented on its consolidated balance sheets. Refer to Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2016 10-K (entitled “Lease Commitments”) for further detail of the Company’s future minimum lease payments. This guidance is not expected, however, to have a material impact on the Company's liquidity.

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

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. This ASU will be effective for the Company as of the beginning of Fiscal 2020. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended April 29, 2017, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of April 29, 2017 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 29,	January 28,	April 30,
	2017	2017	2016
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,316	$1,112,044	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	—	1,112,774
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019	23,200	—	222,200
Capital lease obligations	23,286	23,643	24,613
Unamortized deferred financing costs	(4,920)	(5,206)	(7,959)
Total debt	1,153,882	1,130,481	1,351,628
Less: current maturities	(1,696)	(1,638)	(1,452)
Long term debt, net of current maturities	$1,152,186	$1,128,843	$1,350,176

Term Loan Facility

At April 29, 2017 and April 30, 2016, the Company’s borrowing rate related to its $1,200,000 senior secured term loan facility (the Term Loan Facility) was 3.75% and 4.25%, respectively.

ABL Line of Credit

At April 29, 2017, the Company had $514.4 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011, governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three month period ended April 29, 2017 amounted to $91.8 million. Average borrowings during the three month period ended April 29, 2017 amounted to $32.1 million, at an average interest rate of 2.5%.

At April 30, 2016, the Company had $339.3 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three month period ended April 30, 2016 amounted to $315.0 million. Average borrowings during the three month period ended April 30, 2016 amounted to $224.9 million, at an average interest rate of 1.7%.

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

The Company did not record any hedge ineffectiveness in its earnings during the three month periods ended April 29, 2017 or April 30, 2016. The Company financed the cost of the interest rate cap contracts, which will be amortized through the life of the caps. During the three month period ended April 29, 2017, the Company paid $1.0 million, net of $0.7 million of taxes, and $0.8 million, net of $0.5 million of taxes during the three month period ended April 30, 2016, related to the financing of these interest rate cap contracts. These costs were included in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets. Based upon the borrowing rate related to the Term Loan Facility as of April 29, 2017, the Company estimates that approximately $8.3 million will be reclassified into interest expense during the next twelve months.

As of April 29, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	April 29, 2017		January 28, 2017		April 30, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$2,216	Other liabilities	$3,183	Other liabilities	$9,016

The following table presents the unrealized losses deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Cap Contracts:	April 29, 2017	April 30, 2016
Unrealized (losses), before taxes	$(757)	$(1,918)
Income tax benefit	301	767
Unrealized (losses), net of taxes	$(456)	$(1,151)

The following table presents information about the reclassification of losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	April 29, 2017	April 30, 2016
Interest expense	$1,411	$262
Income tax (benefit)	(561)	(105)
Net income	$850	$157

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 28, 2017	$(7,191)
Unrealized losses, net of related taxes of $0.3 million	(456)
Amount reclassified into earnings, net of related taxes of $0.6 million	850
Balance at April 29, 2017	$(6,797)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of April 29, 2017, January 28, 2017 and April 30, 2016 are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 29,	January 28,	April 30,
	2017	2017	2016
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,184	$28,167	$28,125

Non-financial Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	April 29, 2017		January 28, 2017		April 30, 2016
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,316	$1,114,633	$1,112,044	$1,116,678	$—	$—
$1,200,000 senior secured term loan facility (Term B-3 Loans), LIBOR (with a floor of 1.0%) plus 3.25%, redeemed in full on July 29, 2016	—	—	—	—	1,112,774	1,116,465
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019(a)	23,200	23,200	—	—	222,200	222,200
Total debt	$1,135,516	$1,137,833	$1,112,044	$1,116,678	$1,334,974	$1,338,665

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

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	April 29,	January 28,	April 30,
	2017	2017	2016
Deferred tax asset	$7,678	$7,973	$—
Deferred tax liability	212,500	207,935	200,500
Net deferred tax liability	$204,822	$199,962	$200,500

Deferred tax assets relate to Puerto Rico deferred balances that have a net future benefit for tax purposes.  Deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of April 29, 2017, January 28, 2017 and April 30, 2016, valuation allowances amounted to $7.7 million, $7.4 million and $7.8 million, respectively, related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of these state tax net operating losses and state tax credit carry forwards will not be realized. As of April 29, 2017, the Company had $6.4 million of deferred tax assets recorded for state net operating losses, which will expire between 2017 and 2037. In addition, there was no valuation allowance required against the tax benefit associated with Puerto Rico deferred tax assets as of April 29, 2017 and January 28, 2017 compared to a full valuation allowance of $5.4 million as of April 30, 2016.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended April 29, 2017, the Company acquired 17,127 shares of common stock from employees for approximately $1.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Program

During the three month period ended April 29, 2017, the Company repurchased 518,165 shares of its common stock for $48.9 million, inclusive of commissions, under its share repurchase program, which is funded using the Company’s available cash and is authorized to be executed through November 2018. The amount repurchased during the three month period ended April 29, 2017 was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets. As of April 29, 2017, the Company had $150.7 million available for purchase under its share repurchase program.

The Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions under its repurchase program. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of the Company’s common stock under the program.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended
	April 29,	April 30,
	2017	2016

Basic net income per share
Net income	$52,368	$37,514
Weighted average number of common shares – basic	69,333	71,166
Net income per common share – basic	$0.76	$0.53
Diluted net income per share
Net income	$52,368	$37,514
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	69,333	71,166
Assumed exercise of stock options and vesting of restricted stock	2,172	1,257
Weighted average number of common shares – diluted	71,505	72,423
Net income per common share – diluted	$0.73	$0.52

Less than 100,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three month period ended April 29, 2017, since their effect was anti-dilutive.

Approximately 120,000 options to purchase shares of common stock and unvested restricted stock awards were excluded from diluted net income per share for the three month period ended April 30, 2016, since their effect was anti-dilutive.

9. Stock Option and Award Plans and Stock-Based Compensation

As of April 29, 2017, there were 5,705,718 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	April 29,	April 30,
Type of Non-Cash Stock Compensation	2017	2016
Restricted stock grants (a)	$3,158	$1,758
Stock option grants (a)	1,866	1,324
Stock option modification (b)	59	201
Total (c)	$5,083	$3,283

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification. Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Income. Refer to Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2016 10-K (entitled “Stock-Based Compensation”) for further detail of the Company’s May 2013 stock option modification.

(c)

The amounts presented in the table above exclude taxes. For the three month period ended April 29, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million. For the three month period ended April 30, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.2 million.

Stock Options

Stock option transactions during the three month period ended April 29, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2017	2,646,123	$22.41
Options granted	46,021	81.78
Options exercised (a)	(141,935)	11.25
Options forfeited	(5,591)	32.86
Options outstanding, April 29, 2017	2,544,618	$24.08

(a)	Options exercised during the three month period ended April 29, 2017 had a total intrinsic value of $11.8 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of April 29, 2017:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,544,618	7.0	$24.08	$190.4

The fair value of each stock option granted during the three month period ended April 29, 2017 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
April 29,
2017
Risk-free interest rate	1.43%
Expected volatility	37.0%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$31.49

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended April 29, 2017, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the three month period ended April 29, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 28, 2017	744,634	$54.28
Awards granted	40,094	81.34
Awards vested (a)	(48,926)	54.47
Awards forfeited	(5,813)	51.37
Non-vested awards outstanding, April 29, 2017	729,989	$55.81

(a)Restricted stock awards vested during the three month period ended April 29, 2017 had a total intrinsic value of $4.5 million.

The fair value of each share of restricted stock granted during the three month period ended April 29, 2017 was based upon the closing price of the Company’s common stock on the date prior to the grant date.

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.”

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At April 29, 2017, January 28, 2017 and April 30, 2016, deferred lease incentives were $177.7 million, $180.9 million and $176.0 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $242.0 million for the remainder of Fiscal 2017 and $343.9 million, $315.6 million, $291.1 million, $265.7 million and $1,275.1 million for the fiscal years ended February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022 and all subsequent years thereafter, respectively. Total future minimum lease payments include $343.2 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $410.3 million of minimum lease payments for 57 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $50.8 million, $53.1 million and $38.4 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively. Among these arrangements, as of April 29, 2017, January 28, 2017 and April 30, 2016, the Company had letters of credit in the amount of $43.8 million, $44.2 million and $32.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $7.0 million, $8.9 million and $6.2 million at April 29, 2017, January 28, 2017 and April 30, 2016, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $514.4 million, $427.8 million and $339.3 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Purchase Commitments

The Company had $792.2 million of purchase commitments related to goods that were not received as of April 29, 2017.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 28, 2017.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 596 stores as of April 29, 2017, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended April 29, 2017 compared with the three month period ended April 30, 2016 include the following:

•	We generated total revenues of $1,352.2 million compared with $1,288.9 million.
•	Net sales improved $63.9 million to $1,346.5 million (inclusive of a 0.5% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.9% compared with 40.1%. In addition, product sourcing costs, which are included in selling, general and administrative expenses, improved 10 basis points.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.3% compared with 31.4%, inclusive of the 10 basis point increase in product sourcing costs.
•	We earned net income of $52.4 million compared with net income of $37.5 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $15.0 million to $56.6 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $15.9 million to $136.8 million.

Fiscal Year

Fiscal 2017 is defined as the 53 week year ended February 3, 2018. Fiscal 2016 is defined as the 52 week year ending January 28, 2017.

Store Openings, Closings, and Relocations

During the three month period ended April 29, 2017, we opened seven new stores and closed three stores, bringing our store count as of April 29, 2017 to 596 stores, inclusive of an internet store.

Newly Adopted Accounting Standards

During the first quarter of Fiscal 2017, we adopted the new share based accounting standard. As a result of this standard, we now recognize excess tax benefits as a reduction to the line item “Income tax expense” in our Condensed Consolidated Statement of Income. The adoption of the new standard improved our net income per share during the three month period ended April 29, 2017 by $0.07, driven by a lower effective tax rate of 660 basis points. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact in our Condensed Consolidated Financial Statements.

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

We intend to continue to increase comparable store sales through the following initiatives:

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our “pack and hold” program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack and hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

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

Net income. We earned net income of $52.4 million during the three month period ended April 29, 2017 compared with net income of $37.5 million during the three month period ended April 30, 2016. This improvement was primarily driven by our improved gross margin as well as the adoption of the new share based accounting standard, partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense, as well as a reduction in our other income; refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income and Adjusted EBITDA: Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease amortization; (ii) costs related to debt amendments, secondary offerings and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments, secondary offerings, termination of our Advisory Agreement and other, (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases, which are amortized over the life of the lease;
•	Adjusted Net Income does not reflect expenses related to our May 2013 stock option modification;
•	Adjusted Net Income does not reflect impairment charges on long-lived assets; and
•	Adjusted Net Income does not reflect other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended April 29, 2017, Adjusted Net Income improved $15.0 million to $56.6 million. This improvement was primarily driven by our improved gross margin as well as the adoption of the new share based accounting standard, partially offset by increased selling, general and administrative expenses and depreciation expense, as well as a reduction in our other income, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended April 29, 2017 compared with the three months ended April 30, 2016:

	Three Months Ended
	April 29,	April 30,
	2017	2016
Reconciliation of net income to Adjusted Net Income:
Net income	$52,368	$37,514
Net favorable lease amortization (a)	6,009	6,222
Stock option modification expense (b)	63	236
Impairment charges (c)	—	109
Tax effect (d)	(1,848)	(2,471)
Adjusted Net Income	$56,592	$41,610

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the acquisition of our indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC) on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction, and are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income.

(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
(c)	Represents impairment charges on long-lived assets.
(d)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (c).

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

During the three months ended April 29, 2017, Adjusted EBITDA improved $15.9 million to $136.8 million. This improvement was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses, as well as a reduction in our other income; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended April 29, 2017 compared with the three months ended April 30, 2016:

	Three Months Ended
	April 29,	April 30,
	2017	2016
Reconciliation of net income to Adjusted EBITDA:
Net income	$52,368	$37,514
Interest expense	13,514	14,952
Interest income	(35)	(14)
Stock option modification expense (a)	63	236
Depreciation and amortization	48,012	45,545
Impairment charges (b)	—	109
Tax expense	22,916	22,631
Adjusted EBITDA	$136,838	$120,973

(a)	Represents expenses incurred as a result of our May 2013 stock option modification.
(b)	Represents impairment charges on long-lived assets.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. The increase in our comparable store sales was as follows:

Three Months Ended
April 29, 2017	0.5%
April 30, 2016	4.3%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 80 basis points to 40.9% during the three month period ended April 29, 2017, driven by strong merchandise margins. In addition, product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income, improved 10 basis points driven by labor efficiencies obtained during the quarter.

Inventory. Inventory at April 29, 2017 decreased to $725.5 million compared with $804.7 million at April 30, 2016. The decrease reflects the improved freshness of our inventory, and was primarily driven by a decrease in our comparable store inventory of approximately 7% as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover, as well as a decrease in our pack and hold inventory of approximately $38 million. These decreases were partially offset by the inventory required for our 26 net new stores opened since April 30, 2016.

Inventory at January 28, 2017 was $701.9 million. The increase in inventory from January 28, 2017 reflects the seasonality of our business, and was primarily driven by an increase in our pack and hold inventory of approximately $31 million, as well as the inventory required for our four net new stores opened since January 28, 2017.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 16% for the first quarter of Fiscal 2017 compared with the first quarter of Fiscal 2016.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 7% during the first quarter of Fiscal 2017 compared with the first quarter of Fiscal 2016.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of not including distribution center and warehouse inventory as well as inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and pack and hold inventory acquired opportunistically for future store release. The magnitude of pack and hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. We were able to effectively leverage efficiencies realized in our stores, as we continue to simplify operating procedures and improve the execution within store operations, in order to offset increased wage rates at our stores and keep store payroll as a percentage of net sales consistent at 8.6% during the three month period ended April 29, 2017 and the three month period ended April 30, 2016.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $52.0 million during the three months ended April 29, 2017, compared with an increase in cash and cash equivalents of $7.2 million during the three months ended April 30, 2016. The decrease in our cash flows compared with prior year was primarily driven by a decrease in the net borrowings on our ABL Line of Credit, and an increase in cash payments for capital expenditures. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at April 29, 2017 of $60.4 million compared with a working capital surplus of $78.8 million at April 30, 2016. We experienced a reduction in our inventories as well as increases in our income taxes payable, accounts payable (driven by the timing of our inventory receipts) and other current liabilities (primarily sales taxes payable) during the three month period ended April 29, 2017 compared with the three month period ended April 30, 2016. These reductions were partially offset by an increase in our prepaid and other current assets (primarily prepaid business and personal property taxes). We had a working capital deficit at January 28, 2017 of $96.3 million.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended April 29, 2017 and the three months ended April 30, 2016.

	Percentage of Net Sales
	Three Months Ended
	April 29,	April 30,
	2017	2016
Net sales	100.0%	100.0%
Other revenue	0.4	0.5
Total revenue	100.4	100.5
Cost of sales	59.1	59.9
Selling, general and administrative expenses	31.3	31.4
Stock option modification expense	0.0	0.0
Depreciation and amortization	3.6	3.6
Impairment charges - long-lived assets	—	0.0
Other income - net	(0.1)	(0.3)
Interest expense	1.0	1.2
Total costs and expenses	94.9	95.8
Income before income tax expense	5.5	4.7
Income tax expense	1.7	1.8
Net income	3.8%	2.9%

Three Month Period Ended April 29, 2017 Compared With the Three Month Period Ended April 30, 2016

Net sales

Net sales improved approximately $63.9 million, or 5.0%, to $1,346.5 million during the first quarter of Fiscal 2017, driven by the following:

•	an increase in net sales of $65.1 million from our new and non-comparable stores; and
•	an increase in comparable store sales of $6.2 million, or 0.5%, to $1,276.0 million; partially offset by
•	a $7.4 million decrease related to the net impact of closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 80 basis points to 59.1% during the first quarter of Fiscal 2017, driven by improved merchandise margins. This improvement is on top of a 10 basis point increase in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.

On a dollar basis, cost of sales increased $27.7 million, or 3.6%, for the first quarter of Fiscal 2017, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 10 basis points for the first quarter of Fiscal 2017. The following table details selling, general and administrative expenses for the three month period ended April 29, 2017 compared with the three month period ended April 30, 2016:

	(in millions)
	Three Months Ended
	April 29,	Percentage of	April 30,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	281.0	20.9%	$267.0	20.8%	$14.0	5.2%
Product sourcing costs	63.3	4.7	61.0	4.8	2.3	3.8
Corporate costs	42.7	3.2	38.5	3.0	4.2	10.9
Marketing and strategy costs	19.0	1.4	20.6	1.6	(1.6)	(7.8)
Other selling, general and administrative expenses	14.9	1.1	16.3	1.2	(1.4)	(8.6)
Selling, general and administrative expenses	$420.9	31.3%	$403.4	31.4%	$17.5	4.3%

Store related costs as a percentage of net sales increased approximately 10 basis points during the first quarter of Fiscal 2017, driven by an increase in occupancy costs.

Product sourcing costs as a percentage of net sales improved approximately 10 basis points during the three month period ended April 29, 2017, on top of an 80 basis point improvement in cost of sales. The improvement in product sourcing costs as a percentage of net sales was driven by labor efficiencies obtained during the quarter.

Corporate costs as a percentage of net sales increased approximately 20 basis points during the first quarter of Fiscal 2017, primarily driven by an increase in our stock based compensation.

Marketing and strategy costs improved 20 basis points during the three month period ended April 29, 2017, primarily driven by increased leverage from our national television advertising.

Other selling, general and administrative expenses improved approximately 10 basis points, driven by a decrease in credit card fees, as a percentage of net sales.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $48.0 million during the first quarter of Fiscal 2017 compared with $45.5 million during the first quarter of Fiscal 2016. The increase was primarily driven by our new and non-comparable stores.

Interest expense

Interest expense improved $1.4 million to $13.5 million, primarily driven by the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and a decrease in the average outstanding balance on our ABL Line of Credit, partially offset by an increase in the amortization of the financings costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the first quarter of Fiscal 2017 compared with the first quarter of Fiscal 2016, are summarized in the table below:

	Three Months Ended
	April 29,	April 30,
	2017	2016
Average interest rate – ABL Line of Credit	2.5%	1.7%
Average interest rate – Term Loan Facility	3.6%	4.3%
Average balance – ABL Line of Credit (in millions)	$32.1	$224.9
Average balance – Term Loan Facility (in millions)	$1,117.0	$1,117.0

Other income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $2.3 million, primarily driven by the sale of New Jersey Grow tax credits during the first quarter of Fiscal 2016 that did not repeat during the first quarter of Fiscal 2017.

Income tax expense

Income tax expense was $22.9 million during the first quarter of Fiscal 2017 compared with $22.6 million during the first quarter of Fiscal 2016. The effective tax rate for the first quarter of Fiscal 2017 was 30.4% compared with 37.6% during the first quarter of Fiscal 2016. The improvement in the effective tax rate was primarily the result of the adoption of the new share based accounting standard, which lowered our effective tax rate by approximately 660 basis points, as well as an increase in federal hiring credits.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2017, resulting in the annual effective income tax rate of 37.0% (before discrete items) being our best estimate. The projected annual effective income tax rate for the first quarter of Fiscal 2016 was 37.7% (before discrete items). The decrease in the projected annual effective tax rate was primarily driven by an increase in federal hiring credits and a decrease in state tax expense.

Net income

We earned net income of $52.4 million for the first quarter of Fiscal 2017 compared with net income of $37.5 million for the first quarter of Fiscal 2016. This improvement was primarily driven by our improved gross margin, as well as the adoption of the new share based accounting standard. These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense, as well as a reduction in our other income.

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

Cash Flow for the Three Month Period Ended April 29, 2017 Compared With the Three Month Period Ended April 30, 2016

We used $52.0 million of cash flow during the three month period ended April 29, 2017 compared with a generation of $7.2 million during the three month period ended April 30, 2016.

Net cash provided by operating activities amounted to $28.6 million during the three month period ended April 29, 2017 compared with $33.4 million during the three month period ended April 30, 2016. The decrease in our operating cash flows was primarily driven by decreases in our accounts payable resulting from the timing of our inventory receipts, partially offset by our improved operating results and an increase in our deferred income taxes.

Net cash used in investing activities was $52.8 million during the three month period ended April 29, 2017 compared with $30.3 million during the three month period ended April 30, 2016. This change was primarily the result of an increase in capital expenditures related to our overall supply chain initiatives and store expenditures (new stores, store refreshes and remodels and other store expenditures).

Net cash used in financing activities was $27.8 million during the three month period ended April 29, 2017 compared with a generation of $4.1 million during the three month period ended April 30, 2016. This change was primarily driven by a decrease in the net borrowings on our ABL Line of Credit during the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at April 29, 2017 of $60.4 million compared with a working capital surplus of $78.8 million at April 30, 2016. Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital. We had a working capital deficit at January 28, 2017 of $96.3 million.

Capital Expenditures

For the three month period ended April 29, 2017, cash spend for capital expenditures, net of $5.0 million of landlord allowances, amounted to $47.9 million. We estimate that we will spend approximately $200 million, net of approximately $35 million of landlord allowances, in capital expenditures during Fiscal 2017, including approximately $105 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $45 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

We are authorized to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions under our repurchase program. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the programs.

During the three month period ended April 29, 2017, we repurchased 518,165 shares of common stock for $48.9 million under our share repurchase program, which is funded using the Company’s available cash and is authorized to be executed through November 2018. As of April 29, 2017, we had $150.7 million available for purchase under our share repurchase program.

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

Operational Growth

As of April 29, 2017, we operated 596 stores primarily under the name “Burlington Stores.” During the three month period ended April 29, 2017, we opened seven new stores and closed three stores, bringing our store count as of April 29, 2017 to 596 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open 44 new stores, inclusive of 6 relocations, and close 8 stores, exclusive of the aforementioned relocations, resulting in the opening of a total of 30 net new stores during Fiscal 2017.

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

Debt

As of April 29, 2017, our obligations include $1,112.3 million, inclusive of original issue discount, under our Term Loan Facility and $23.2 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $23.3 million of capital lease obligations as of April 29, 2017.

Term Loan Facility

At April 29, 2017, our borrowing rate related to the Term Loan Facility was 3.75%.

ABL Line of Credit

At April 29, 2017, we had $514.4 million available under the Amended ABL Line of Credit. The maximum borrowings under the facility during the three month period ended April 29, 2017 amounted to $91.8 million. Average borrowings during the three month period ended April 29, 2017 amounted to $32.1 million at an average interest rate of 2.5%.

Certain Information Concerning Contractual Obligations

The Company had $792.2 million of purchase commitments related to goods that were not received as of April 29, 2017. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, April 29, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 29, 2017.

During the quarter ended April 29, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended April 29, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2017 through February 25, 2017	165	$82.41	—	$199,642,696
February 26, 2017 through April 1, 2017	413,464	$94.31	412,971	160,694,301
April 2, 2017 through April 29, 2017	121,663	$94.75	105,194	150,696,915
Total	535,292		518,165

(1)

The shares purchased between January 29, 2017 and February 25, 2017, as well as 493 of the shares purchased between February 26, 2017 and April 1, 2017 and 16,469 of the shares purchased between April 2, 2017 and April 29, 2017, were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 15, 2016, our Board of Directors authorized the repurchase of up to $200 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through November 2018. As of April 29, 2017, we had $150.7 million available for purchase under this share repurchase program. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1 (1)	Burlington Stores, Inc. Executive Severance Plan.

10.2 (1)	Burlington Stores, Inc. 2013 Omnibus Incentive Plan (as amended and restated May 17, 2017).

10.3 (1)

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or subject to the Executive Severance Plan pursuant to 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

10.4 (1)	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

10.5 (1)

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or subject to the Executive Severance Plan pursuant to 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

10.6 (1)	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

10.7 (1)	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

10.8 (1)	Amendment to Amended and Restated Employment Agreement by and between Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio dated May 19, 2017.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Burlington Stores, Inc. on May 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Chief Financial Officer/Principal (Principal Financial Officer)

Date: May 25, 2017

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