Form 10-Q
period 2017-07-29
Burlington Stores, Inc.
filed 2017-08-24
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

The registrant had 68,972,042 shares of common stock outstanding as of July 29, 2017.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
REVENUES:
Net sales	$1,363,224	$1,255,053	$2,709,769	$2,537,723
Other revenue	5,756	5,663	11,430	11,877
Total revenue	1,368,980	1,260,716	2,721,199	2,549,600
COSTS AND EXPENSES:
Cost of sales	808,126	757,622	1,604,522	1,526,303
Selling, general and administrative expenses	437,196	407,102	858,052	810,487
Costs related to debt amendments	—	1,346	—	1,346
Stock option modification expense	42	178	105	414
Depreciation and amortization	48,700	44,613	96,712	90,158
Impairment charges - long-lived assets	988	—	988	109
Other income - net	(3,680)	(1,717)	(5,586)	(5,886)
Loss on extinguishment of debt	—	3,805	—	3,805
Interest expense	14,544	15,084	28,058	30,036
Total costs and expenses	1,305,916	1,228,033	2,582,851	2,456,772
Income before income tax expense	63,064	32,683	138,348	92,828
Income tax expense	16,162	12,289	39,078	34,920
Net income	$46,902	$20,394	$99,270	$57,908

Net income per common share:
Common stock - basic	$0.68	$0.29	$1.44	$0.82
Common stock - diluted	$0.66	$0.28	$1.40	$0.80
Weighted average number of common shares:
Common stock - basic	68,807	70,757	69,070	70,962
Common stock - diluted	70,801	71,987	71,153	72,205

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net income	$46,902	$20,394	$99,270	$57,908
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized (losses) arising during the period	(642)	(2,142)	(1,098)	(3,293)
Reclassification into earnings during the period	895	261	1,745	418
Other comprehensive income (loss), net of tax:	253	(1,881)	647	(2,875)
Total comprehensive income	$47,155	$18,513	$99,917	$55,033

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	July 29,	January 28,	July 30,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$32,648	$81,597	$30,469
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	58,941	43,252	41,902
Merchandise inventories	726,985	701,891	744,965
Prepaid and other current assets	102,089	73,784	86,895
Total current assets	948,463	928,324	932,031
Property and equipment—net	1,080,181	1,049,447	1,024,919
Tradenames	238,000	238,000	238,000
Favorable leases—net	201,221	213,180	226,581
Goodwill	47,064	47,064	47,064
Deferred tax assets	7,282	7,973	—
Other assets	89,557	90,495	97,659
Total assets	$2,611,768	$2,574,483	$2,566,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$603,960	$640,326	$546,035
Other current liabilities	317,513	354,870	291,353
Current maturities of long term debt	1,823	1,638	1,512
Total current liabilities	923,296	996,834	838,900
Long term debt	1,276,443	1,128,843	1,351,830
Other liabilities	289,891	290,683	284,083
Deferred tax liabilities	218,038	207,935	195,175
Commitments and contingencies (Notes 2, 9, 10 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 78,225,750 shares, 77,653,924 shares and 77,316,292 shares, respectively;
Outstanding: 68,972,042 shares, 70,180,713 shares and 71,340,072 shares, respectively	7	7	7
Additional paid-in-capital	1,439,231	1,420,581	1,403,085
Accumulated deficit	(961,246)	(1,060,099)	(1,218,064)
Accumulated other comprehensive loss	(6,544)	(7,191)	(11,867)
Treasury stock, at cost	(567,348)	(403,110)	(276,895)
Total stockholders' deficit	(95,900)	(49,812)	(103,734)
Total liabilities and stockholders' deficit	$2,611,768	$2,574,483	$2,566,254

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 29,	July 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$99,270	$57,908
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,712	90,158
Impairment charges—long-lived assets	988	109
Amortization of deferred financing costs	1,263	1,426
Accretion of long term debt instruments	544	398
Deferred income taxes	10,365	(4,603)
Non-cash loss on extinguishment of debt—write-off of deferred financing costs and original issue discount	—	3,805
Non-cash stock compensation expense	12,487	7,376
Non-cash rent	(13,667)	(15,712)
Deferred rent incentives	10,275	9,681
Changes in assets and liabilities:
Accounts receivable	(11,111)	(5,034)
Merchandise inventories	(25,094)	38,263
Prepaid and other current assets	(28,701)	(20,374)
Accounts payable	(35,447)	(53,238)
Other current liabilities	(48,934)	(3,870)
Other long term assets and long term liabilities	(1,105)	2,440
Other operating activities	4,332	914
Net cash provided by operating activities	72,177	109,647
INVESTING ACTIVITIES
Cash paid for property and equipment	(107,800)	(75,949)
Other investing activities	1,100	203
Net cash (used in) investing activities	(106,700)	(75,746)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	680,900	887,400
Principal payments on long term debt—ABL Line of Credit	(533,500)	(831,500)
Proceeds from long term debt—Term B-4 Loans	—	1,114,208
Principal payments on long term debt—Term B-3 Loans	—	(1,117,000)
Purchase of treasury shares	(164,238)	(76,155)
Proceeds from stock option exercises	5,748	2,507
Other financing activities	(3,336)	(3,807)
Net cash used in financing activities	(14,426)	(24,347)
(Decrease) increase in cash and cash equivalents	(48,949)	9,554
Cash and cash equivalents at beginning of period	81,597	20,915
Cash and cash equivalents at end of period	$32,648	$30,469
Supplemental disclosure of cash flow information:
Interest paid	$22,425	$29,779
Income tax payments - net	$96,648	$50,626
Non-cash investing activities:
Accrued purchases of property and equipment	$33,306	$31,335

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2017

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of July 29, 2017, Burlington Stores, Inc., a Delaware Corporation, and its subsidiaries (collectively, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 600 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (Fiscal 2016 10-K). The balance sheet at January 28, 2017 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2016 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 29, 2017 are not necessarily indicative of results for the fiscal year ending February 3, 2018 (Fiscal 2017).

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

The primary impact of adoption was the prospective recognition of excess tax benefits in the income statement as an income tax benefit rather than equity, which increased net income per share during the three and six month periods ended July 29, 2017 by $0.09 and $0.16, respectively, by lowering the Company’s effective tax rate approximately 1,140 basis points and 880 basis points, respectively.

The Company has applied the amendment relating to the presentation of the excess tax benefits on the Condensed Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $6.5 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the six month period ended July 30, 2016.

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

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This ASU will be effective for the Company as of the beginning of the fiscal year ending February 2, 2019 (Fiscal 2018). The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto. The Company believes that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard will require a change in the presentation of the Company’s sales return reserve on the balance sheet, which is currently recorded net. The new standard will require the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. The Company does not, however, anticipate that the new guidance will have a significant impact on its consolidated financial statements.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six month periods ended July 29, 2017, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of July 29, 2017 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 29,	January 28,	July 30,
	2017	2017	2016
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,588	$1,112,044	$1,111,500
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019	147,400	—	223,300
Capital lease obligations	22,912	23,643	24,296
Unamortized deferred financing costs	(4,634)	(5,206)	(5,754)
Total debt	1,278,266	1,130,481	1,353,342
Less: current maturities	(1,823)	(1,638)	(1,512)
Long term debt, net of current maturities	$1,276,443	$1,128,843	$1,351,830

Term Loan Facility

At July 29, 2017 and July 30, 2016, the Company’s borrowing rate related to its $1.2 billion senior secured term loan facility (the Term Loan Facility) was 4.0% and 3.5%, respectively.

ABL Line of Credit

At July 29, 2017, the Company had $363.1 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011, governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and six month periods ended July 29, 2017 amounted to $180.3 million for both periods. Average borrowings during the three and six month periods ended July 29, 2017 amounted to $79.0 million and $55.5 million, respectively, at average interest rates of 2.8% and 2.7%, respectively.

At July 30, 2016, the Company had $311.5 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and six month periods ended July 30, 2016 amounted to $350.0 million. Average borrowings during the three and six month periods ended July 30, 2016 amounted to $224.1 million and $224.5 million, respectively, at average interest rates of 1.8% for both periods.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.

The Company did not record any hedge ineffectiveness in its earnings during the three and six month periods ended July 29, 2017 or July 30, 2016. The Company financed the cost of the interest rate cap contracts, which will be amortized through the life of the caps. During the three and six month periods ended July 29, 2017, the Company paid $0.5 million and $1.6 million, respectively, net of $0.4 million and $1.0 million of taxes, respectively, related to the financing of these interest rate cap contracts.  During the three and six month periods ended July 30, 2016, the Company paid $0.8 million and $1.6 million, respectively, net of $0.5 million and $1.1 million of taxes, respectively, related to the financing of these interest rate cap contracts. These costs were included in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets. The Company estimates that approximately $6.2 million will be reclassified into interest expense during the next twelve months.

As of July 29, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	July 29, 2017		January 28, 2017		July 30, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$2,409	Other liabilities	$3,183	Other liabilities	$11,267

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Cap Contracts:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Unrealized (losses), before taxes	$(1,070)	$(3,569)	$(1,826)	$(5,488)
Income tax benefit	428	1,427	728	2,195
Unrealized (losses), net of taxes	$(642)	$(2,142)	$(1,098)	$(3,293)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest expense	$1,491	$434	$2,902	$696
Income tax (benefit)	(596)	(173)	(1,157)	(278)
Net income	$895	$261	$1,745	$418

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 28, 2017	$(7,191)
Unrealized losses, net of related taxes of $0.7 million	(1,098)
Amount reclassified into earnings, net of related taxes of $1.2 million	1,745
Balance at July 29, 2017	$(6,544)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of July 29, 2017, January 28, 2017 and July 30, 2016 are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 29,	January 28,	July 30,
	2017	2017	2016
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,211	$28,167	$28,139

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the six month period ended July 29, 2017, the Company recorded impairment charges of $1.0 million, primarily related to declines in revenues and operating results for one leased store and a decline in the appraised fair value of one of the Company’s owned stores.  These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income. One of the stores impaired during the six month period ended July 29, 2017 was fully impaired and therefore had zero fair value as of July 29, 2017, and would be categorized as Level 3 in the fair value hierarchy described above. The table below sets forth the aggregate impairment charges and the remaining fair value, by level within the fair value hierarchy, of the partially-impaired owned store as of July 29, 2017:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Land	$—	$—	$470	$—	$247
Buildings	—	—	417	—	227
Store fixtures and equipment	—	—	9	—	203
Leasehold improvements	—	—	—	—	108
Other assets			—		203
Total	$—	$—	$896	$—	$988

Non-financial Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	July 29, 2017		January 28, 2017		July 30, 2016
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,588	$1,119,078	$1,112,044	$1,116,678	$1,111,500	$1,113,353
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019(a)	147,400	147,400	—	—	223,300	223,300
Total debt	$1,259,988	$1,266,478	$1,112,044	$1,116,678	$1,334,800	$1,336,653

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

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	July 29,	January 28,	July 30,
	2017	2017	2016
Deferred tax asset	$7,282	$7,973	$—
Deferred tax liability	218,038	207,935	195,175
Net deferred tax liability	$210,756	$199,962	$195,175

Deferred tax assets relate to Puerto Rico deferred balances that have a net future benefit for tax purposes.  Deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of July 29, 2017, January 28, 2017 and July 30, 2016, valuation allowances amounted to $7.0 million, $7.4 million and $7.6 million, respectively, related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of these state tax net operating losses and state tax credit carry forwards will not be realized. As of July 29, 2017, the Company had $6.1 million of deferred tax assets recorded for state net operating losses, which will expire between 2017 and 2037. In addition, there was no valuation allowance required against the tax benefit associated with Puerto Rico deferred tax assets as of July 29, 2017 and January 28, 2017 compared to a full valuation allowance of $6.2 million as of July 30, 2016.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended July 29, 2017, the Company acquired 35,882 shares of common stock from employees for approximately $3.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Programs

During the six month period ended July 29, 2017, the Company repurchased 1,744,615 shares of its common stock for $160.8 million, inclusive of commissions, under the share repurchase program approved the by the Company’s Board of Directors in November 2016, which is funded using the Company’s available cash and is authorized to be executed through November 2018. The amount repurchased during the six month period ended July 29, 2017 was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets. As of July 29, 2017, the Company had $38.8 million available for purchase under this share repurchase program.

On August 16, 2017, the Company’s Board of Directors approved the repurchase of up to an additional $300 million of the Company’s common stock. This new repurchase program, which is in addition to the share repurchase program approved by the Company’s Board of Directors in November 2016, is authorized to be executed through August 2019.

The Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions under its repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase programs may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of the Company’s common stock under the programs.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Basic net income per share
Net income	$46,902	$20,394	$99,270	$57,908
Weighted average number of common shares – basic	68,807	70,757	69,070	70,962
Net income per common share – basic	$0.68	$0.29	$1.44	$0.82
Diluted net income per share
Net income	$46,902	$20,394	$99,270	$57,908
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	68,807	70,757	69,070	70,962
Assumed exercise of stock options and vesting of restricted stock	1,994	1,230	2,083	1,243
Weighted average number of common shares – diluted	70,801	71,987	71,153	72,205
Net income per common share – diluted	$0.66	$0.28	$1.40	$0.80

Approximately 170,000 and less than 100,000 shares were excluded from diluted net income per share for the three and six month periods ended July 29, 2017, respectively, since their effect was anti-dilutive.

Approximately 170,000 and 145,000 shares were excluded from diluted net income per share for the three and six month periods ended July 30, 2016, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

As of July 29, 2017, there were 5,007,307 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan). On May 17, 2017, the Company’s stockholders approved an amendment and restatement of the 2013 Plan (the Amended Plan).  Among other changes, the Amended Plan includes a new method of reducing the plan’s share reserve, commonly referred to as “fungible share” counting.  Under this method, restricted stock units, performance awards or other stock-based awards (collectively, Full Value Awards), reduce the share reserve at a ratio of 2 shares for every share subject to the full value award. Prior to the amendment, Full Value Awards reduced the share reserve on a 1-for-1 basis. Stock options and stock appreciation rights continue to reduce the share reserve on a 1-for-1 basis under the Amended Plan. A description of the terms and conditions of the Amended Plan is set forth in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2017.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
Type of Non-Cash Stock Compensation	2017	2016	2017	2016
Restricted stock grants (a)	$4,276	$2,234	$7,434	$3,992
Stock option grants (a)	3,089	1,725	4,955	3,049
Stock option modification (b)	40	134	98	335
Total (c)	$7,405	$4,093	$12,487	$7,376

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

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

(c)

The amounts presented in the table above exclude taxes. For the three and six month periods ended July 29, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.9 million and $3.5 million, respectively. For the three and six month periods ended July 30, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million and $2.8 million, respectively.

Stock Options

Stock option transactions during the six month period ended July 29, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2017	2,646,123	$22.41
Options granted	566,664	97.48
Options exercised (a)	(369,858)	15.54
Options forfeited	(58,996)	56.48
Options outstanding, July 29, 2017	2,783,933	37.88

(a)	Options exercised during the six month period ended July 29, 2017 had a total intrinsic value of $30.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of July 29, 2017:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,783,933	7.3	$37.88	$140.0

The fair value of each stock option granted during the six month period ended July 29, 2017 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
July 29,
2017
Risk-free interest rate	1.43% - 2.13%
Expected volatility	34% - 37%
Expected life (years)	6.15 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$36.54

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended July 29, 2017, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the six month period ended July 29, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 28, 2017	744,634	$54.28
Awards granted	219,361	95.46
Awards vested (a)	(110,710)	48.90
Awards forfeited	(17,393)	57.56
Non-vested awards outstanding, July 29, 2017	835,892	65.76

(a)	Restricted stock awards vested during the six month period ended July 29, 2017 had a total intrinsic value of $10.6 million.

The fair value of each share of restricted stock granted during Fiscal 2017 was based upon (a) the closing price of the Company’s common stock on the date prior to the grant date for grants before May 17, 2017 (the date on which the Company’s stockholders approved the Amended Plan) and (b) the closing price of the Company’s common stock on the date of grant made from and after May 17, 2017.

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.”

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At July 29, 2017, January 28, 2017 and July 30, 2016, deferred lease incentives were $179.6 million, $180.9 million and $171.6 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $164.7 million for the remainder of Fiscal 2017 and $357.8 million, $335.0 million, $311.7 million, $285.7 million and $1,394.0 million for the fiscal years ended February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022 and all subsequent years thereafter, respectively. Total future minimum lease payments include $313.8 million related to options to extend lease terms that are reasonably assured of being exercised and $500.5 million of minimum lease payments for 68 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $53.0 million, $53.1 million and $40.0 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively. Among these arrangements, as of July 29, 2017, January 28, 2017 and July 30, 2016, the Company had letters of credit in the amount of $43.6 million, $44.2 million and $31.9 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $9.4 million, $8.9 million and $8.1 million at July 29, 2017, January 28, 2017 and July 30, 2016, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $363.1 million, $427.8 million and $311.5 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Purchase Commitments

The Company had $976.7 million of purchase commitments related to goods that were not received as of July 29, 2017.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 600 stores as of July 29, 2017, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended July 29, 2017 compared with the three month period ended July 30, 2016 include the following:

•	We generated total revenues of $1,369.0 million compared with $1,260.7 million.
•	Net sales improved $108.2 million to $1,363.2 million (inclusive of a 3.5% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.7% compared with 39.6%. This is in addition to an approximate 10 basis point improvement in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.1% compared with 32.4%, inclusive of the 10 basis point improvement in product sourcing costs.
•	We earned net income of $46.9 million compared with net income of $20.4 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $23.0 million to $51.3 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $28.2 million to $127.3 million.
•	Adjusted Operating Margin (as subsequently defined in this Form 10-Q) improved $24.2 million to $84.5 million.

Highlights from the six month period ended July 29, 2017 compared with the six month period ended July 30, 2016 include the following:

•	We generated total revenues of $2,721.2 million compared with $2,549.6 million.
•	Net sales improved $172.0 million to $2,709.8 million (inclusive of a 2.0% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 40.8% compared with 39.9%. This is on top of an approximate 10 basis point improvement in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.7% compared with 31.9%, inclusive of an approximate 10 basis point improvement in product sourcing costs.
•	We earned net income of $99.3 million compared with net income of $57.9 million.
•	Adjusted Net Income improved $37.6 million to $107.5 million.
•	Adjusted EBITDA improved $44.1 million to $264.1 million.
•	Adjusted Operating Margin improved $37.4 million to $179.4 million.

Fiscal Year

Fiscal 2017 is defined as the 53 week year ended February 3, 2018. Fiscal 2016 is defined as the 52 week year ending January 28, 2017.

Store Openings, Closings, and Relocations

During the six month period ended July 29, 2017, we opened 11 new stores and closed three stores, bringing our store count as of July 29, 2017 to 600 stores, inclusive of an internet store.

Newly Adopted Accounting Standards

During the first quarter of Fiscal 2017, we adopted the new share based accounting standard. As a result of this standard, we now recognize excess tax benefits as a reduction to the line item “Income tax expense” in our Condensed Consolidated Statements of Income. The adoption of the new standard improved our net income per share during the three and six month periods ended July 29, 2017 by $0.09 and $0.16, respectively, driven by a lower effective tax rate of 1,140 basis points and 880 basis points, respectively. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. Our goal going forward is to open a minimum of 30 net new Burlington Stores annually.

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. By focusing on opening stores with attractive unit economics, we are able to achieve attractive returns on capital and continue to grow our margins. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

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

Competition and Margin Pressure. We believe that in order to remain competitive, we must continue to offer brand-name merchandise at a discount to prices offered by other retailers as well as an assortment of merchandise that is appealing to our customers.

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, internet retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted Operating Margin (which we may also refer to as Adjusted EBIT), comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $46.9 million during the three month period ended July 29, 2017 compared with net income of $20.4 million during the three month period ended July 30, 2016. We earned net income of $99.3 million during the six month period ended July 29, 2017 compared with net income of $57.9 million during the six month period ended July 30, 2016. These improvements were primarily driven by our improved gross margin as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard.  These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense; refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin: Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease amortization; (ii) costs related to debt amendments; (iii) stock option modification expense; (iv) loss on extinguishment of debt;

(v) impairment charges; (vi) advisory fees; (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) depreciation and amortization; (v) impairment charges; (vi) advisory fees; (vii) stock option modification expense; (viii) costs related to debt amendments; (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted Operating Margin as net income, exclusive of the following items, if applicable: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) impairment charges, (v) advisory fees, (vi) stock option modification expense, (vii) net favorable lease amortization, (viii) costs related to debt amendments, (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income does not reflect:

•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	costs related to debt amendments that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	losses on the extinguishment of debt;
•	impairment charges on long-lived assets;
•	amounts charged for certain ongoing litigation; or
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 29, 2017, Adjusted Net Income improved $23.0 million to $51.3 million and $37.6 million to $107.5 million, respectively. These improvements were primarily driven by our improved gross margin as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard, partially offset by increased selling, general and administrative expenses and depreciation expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended July 29, 2017 compared with the three and six months ended July 30, 2016:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted Net Income:
Net income	$46,902	$20,394	$99,270	$57,908
Net favorable lease amortization (a)	5,912	5,852	11,921	12,074
Costs related to debt amendments (b)	—	1,346	—	1,346
Stock option modification expense (c)	42	178	105	414
Loss on extinguishment of debt (b)	—	3,805	—	3,805
Impairment charges (d)	988	—	988	109
Litigation accrual(e)	—	1,400	—	1,400
Tax effect (f)	(2,569)	(4,731)	(4,815)	(7,200)
Adjusted Net Income	$51,275	$28,244	$107,469	$69,856

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

(b)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Represents impairment charges on long-lived assets.
(e)	Represents amounts charged for certain litigation.
(f)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (e).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	impairment charges on long-lived assets;
•	our income tax expense or the cash requirements to pay our taxes;
•	amounts charged for certain ongoing litigation; or
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements.

During the three and six months ended July 29, 2017, Adjusted EBITDA improved $28.2 million to $127.3 million and $44.1 million to $264.1 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended July 29, 2017 compared with the three and six months ended July 30, 2016:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted EBITDA:
Net income	$46,902	$20,394	$99,270	$57,908
Interest expense	14,544	15,084	28,058	30,036
Interest income	(35)	(14)	(70)	(28)
Loss on extinguishment of debt (a)	—	3,805	—	3,805
Costs related to debt amendments (a)	—	1,346	—	1,346
Stock option modification expense (b)	42	178	105	414
Depreciation and amortization	48,700	44,613	96,712	90,158
Impairment charges (c)	988	—	988	109
Litigation accrual (d)	—	1,400	—	1,400
Tax expense	16,162	12,289	39,078	34,920
Adjusted EBITDA	$127,303	$99,095	$264,141	$220,068

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016.
(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
(c)	Represents impairment charges on long-lived assets.
(d)	Represents amounts charged for certain litigation.

Adjusted Operating Margin has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Operating Margin does not reflect:

•	our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	impairment charges on long-lived assets;
•	our income tax expense or the cash requirements to pay our taxes;
•	amounts charged for certain ongoing litigation; or
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 29, 2017, Adjusted Operating Margin improved $24.2 million to $84.5 million and $37.4 million to $179.4 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Operating Margin for the three and six months ended July 29, 2017 compared with the three and six months ended July 30, 2016:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted Operating Margin:
Net income	$46,902	$20,394	$99,270	$57,908
Interest expense	14,544	15,084	28,058	30,036
Interest income	(35)	(14)	(70)	(28)
Loss on extinguishment of debt (a)	—	3,805	—	3,805
Costs related to debt amendments (a)	—	1,346	—	1,346
Stock option modification expense (b)	42	178	105	414
Net favorable lease amortization (c)	5,912	5,852	11,921	12,074
Impairment charges (d)	988	—	988	109
Litigation accrual (e)	—	1,400	—	1,400
Tax expense	16,162	12,289	39,078	34,920
Adjusted Operating Margin	$84,515	$60,334	$179,350	$141,984

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016.
(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
(c)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the acquisition of our indirect subsidiary BCFWC on April 13, 2006 by affiliates of Bain Capital Partners, LLC (along with its associated investment funds, or any successor to its investment management business, Bain Capital) in a take private transaction, and are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income.

(d)	Represents impairment charges on long-lived assets.
(e)	Represents amounts charged for certain litigation.

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

	Three Months Ended	Six Months Ended
July 29, 2017	3.5%	2.0%
July 30, 2016	5.4%	4.9%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 110 basis points to 40.7% during the three month period ended July 29, 2017, driven primarily by lower markdowns and higher initial markups. This improvement is on top of a 10 basis point improvement in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income. Gross margin as a percentage of net sales expanded approximately 90 basis points to 40.8% during the six month period ended July 29, 2017, driven primarily by lower markdowns and higher initial markups. This improvement is on top of a 10 basis point improvement in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.

Inventory. Inventory at July 29, 2017 decreased to $727.0 million compared with $745.0 million at July 30, 2016. The decrease reflects the improved freshness of our inventory, and was primarily driven by a decrease in our comparable store inventory of approximately 8%, as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover, as well as a decrease in our pack and hold inventory of approximately $14 million. These decreases were partially offset by the inventory required for our 30 net new stores opened since July 30, 2016.

Inventory at January 28, 2017 was $701.9 million. The increase in inventory from January 28, 2017 was primarily driven by an increase in our pack and hold inventory of approximately $32 million.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 16% for the second quarter of Fiscal 2017 compared with the second quarter of Fiscal 2016.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 10% during the second quarter of Fiscal 2017 compared with the second quarter of Fiscal 2016.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of the latter not including distribution center and warehouse inventory or inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and pack and hold inventory acquired opportunistically for future store release. The magnitude of pack and hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.2% and 8.9% during the three and six month periods ended July 29, 2017, respectively, compared with 9.1% and 8.8% during the three and six month periods ended July 30, 2016, respectively.  These increases were primarily driven by minimum wage increases for our stores.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $48.9 million during the six months ended July 29, 2017, compared with an increase in cash and cash equivalents of $9.6 million during the six months ended July 30, 2016. The decrease in our cash flows compared with the prior year was primarily driven by (i) an increase in share repurchases under our share repurchase program, (ii) changes in our inventories, (iii) the net change in our deferred taxes and income taxes payable, and (iv) an increase in our capital expenditures.  These decreases were partially offset by (i) an increase in the net borrowings on our ABL Line of Credit, (ii) our improved operating results and (iii) changes in our accounts payable driven by the timing of our inventory receipts.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at July 29, 2017 of $2.6 million compared with a working capital surplus of $65.3 million at July 30, 2016. We experienced increases in our accounts payable (driven by the timing of our inventory receipts) and other current liabilities (primarily sales taxes payable and accrued purchases of property and equipment), as well as a decrease in our inventories as discussed above during the six month period ended July 29, 2017 compared with the six month period ended July 30, 2016. These reductions were partially offset by increases in our accounts receivable and prepaid and other current assets during the six month period ended July 29, 2017 compared with the six month period ended July 30, 2016. We had a working capital deficit at January 28, 2017 of $96.3 million.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended July 29, 2017 and the three and six months ended July 30, 2016.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.5	0.4	0.5
Total revenue	100.4	100.5	100.4	100.5
Cost of sales	59.3	60.4	59.2	60.1
Selling, general and administrative expenses	32.1	32.4	31.7	31.9
Costs related to debt amendments	—	0.1	—	0.1
Stock option modification expense	0.0	0.0	0.0	0.0
Depreciation and amortization	3.6	3.6	3.6	3.6
Impairment charges - long-lived assets	0.1	—	0.0	0.0
Other income - net	(0.3)	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	—	0.3	—	0.2
Interest expense	1.1	1.2	1.0	1.2
Total costs and expenses	95.9	97.9	95.3	96.9
Income before income tax expense	4.5	2.6	5.1	3.6
Income tax expense	1.2	1.0	1.4	1.4
Net income	3.3%	1.6%	3.7%	2.2%

Three Month Period Ended July 29, 2017 Compared With the Three Month Period Ended July 30, 2016

Net sales

Net sales improved approximately $108.2 million, or 8.6%, to $1,363.2 million during the second quarter of Fiscal 2017, driven by the following:

•	an increase in net sales of $69.8 million from our new and non-comparable stores; and
•	an increase in comparable store sales of $43.8 million, or 3.5%, to $1,283.3 million; partially offset by
•	a $5.4 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 110 basis points to 59.3% during the second quarter of Fiscal 2017, driven primarily by lower markdowns and higher initial markups. This improvement was in addition to an approximate 10 basis point improvement in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income. On a dollar basis, cost of sales increased $50.5 million, or 6.7%, for the second quarter of Fiscal 2017, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 30 basis points for the second quarter of Fiscal 2017. The following table details selling, general and administrative expenses for the three month period ended July 29, 2017 compared with the three month period ended July 30, 2016:

	(in millions)
	Three Months Ended
	July 29,	Percentage of	July 30,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	296.5	21.7%	$276.0	22.0%	$20.5	7.4%
Product sourcing costs	68.1	5.0	63.9	5.1	4.2	6.6
Corporate costs	46.0	3.4	41.8	3.3	4.2	10.0
Marketing and strategy costs	10.6	0.8	10.2	0.8	0.4	3.9
Other selling, general and administrative expenses	16.0	1.2	15.2	1.2	0.8	5.3
Selling, general and administrative expenses	$437.2	32.1%	$407.1	32.4%	$30.1	7.4%

Store related costs as a percentage of net sales improved approximately 30 basis points during the second quarter of Fiscal 2017, driven by improved leverage in occupancy costs. The 10 basis point increase in store payroll as a percentage of net sales, resulting from the minimum wage increases for our stores, was offset by 10 basis points of leverage in store repairs and maintenance. On a dollar basis, the $20.5 million increase was primarily driven by costs associated with our new and non-comparable stores.

Product sourcing costs as a percentage of net sales improved approximately 10 basis points during the three month period ended July 29, 2017, on top of a 110 basis point improvement in cost of sales. The improvement in product sourcing costs as a percentage of net sales was driven by warehouse labor efficiencies obtained during the quarter.

Corporate costs as a percentage of net sales increased approximately 10 basis points during the second quarter of Fiscal 2017, primarily driven by a 20 basis point increase in our stock based compensation, partially offset by a 10 basis point improvement in our business insurance.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $48.7 million during the second quarter of Fiscal 2017 compared with $44.6 million during the second quarter of Fiscal 2016. The increase was primarily driven by our new and non-comparable stores.

Other income-net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) improved $2.0 million, primarily driven by the sale of New Jersey Grow tax credits during the second quarter of Fiscal 2017.  The Company sold similar tax credits during the first quarter of Fiscal 2016.

Interest expense

Interest expense improved $0.5 million to $14.5 million, primarily driven by the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and a decrease in the average outstanding balance on our ABL Line of Credit, partially offset by an increase in the amortization of the financing costs associated with our interest rate cap contracts reclassified from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the second quarter of Fiscal 2017 compared with the second quarter of Fiscal 2016, are summarized in the table below:

	Three Months Ended
	July 29,	July 30,
	2017	2016
Average interest rate – ABL Line of Credit	2.8%	1.8%
Average interest rate – Term Loan Facility	3.8%	4.2%
Average balance – ABL Line of Credit (in millions)	$79.0	$224.1
Average balance – Term Loan Facility (in millions)	$1,117.0	$1,117.0

Income tax expense

Income tax expense was $16.2 million during the second quarter of Fiscal 2017 compared with $12.3 million during the second quarter of Fiscal 2016. The effective tax rate for the second quarter of Fiscal 2017 was 25.6% compared with 37.6% during the second quarter of Fiscal 2016. The improvement in the effective tax rate was primarily the result of the adoption of the new share based accounting standard, which lowered our effective tax rate by approximately 1,140 basis points, as well as a reduction of state income taxes.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2017 resulted in an annual effective income tax rate of 37.0% (before discrete items) as our best estimate. This is consistent with the projected annual effective income tax rate for the second quarter of Fiscal 2016 of 37.1% (before discrete items).

Net income

We earned net income of $46.9 million for the second quarter of Fiscal 2017 compared with net income of $20.4 million for the second quarter of Fiscal 2016. This improvement was primarily driven by our improved gross margin, as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard. These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense.

Six Month Period Ended July 29, 2017 Compared With the Six Month Period Ended July 30, 2016

Net sales

Net sales improved approximately $172.0 million, or 6.8%, to $2,709.8 million during the six month period ended July 29, 2017, driven primarily by the following:

•	an increase in net sales of $134.9 million from our new and non-comparable stores and
•	an increase in comparable store sales of $50.0 million, or 2.0%, to $2,559.3 million; partially offset by
•	a $12.9 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 90 basis points to 59.2% during the six month period ended July 29, 2017, driven primarily by lower markdowns and higher initial markups. This improvement was in addition to an approximate 10 basis point improvement in product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income. On a dollar basis, cost of sales increased $78.2 million, or 5.1%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 20 basis points during the six month period ended July 29, 2017. The following table details selling, general and administrative expenses for the six month period ended July 29, 2017 compared with the six month period ended July 30, 2016:

	(in millions)
	Six Months Ended
	July 29,	Percentage of	July 30,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	$578.1	21.3%	$542.9	21.4%	$35.2	6.5%
Product sourcing costs	131.4	4.8	124.9	4.9	6.5	5.2
Corporate costs	88.0	3.3	80.3	3.2	7.7	9.6
Marketing and strategy costs	29.6	1.1	30.7	1.2	(1.1)	(3.6)
Other selling, general and administrative expenses	31.0	1.2	31.7	1.2	(0.7)	(2.2)
Selling, general and administrative expenses	$858.1	31.7%	$810.5	31.9%	$47.6	5.9%

Store related costs as a percentage of net sales improved approximately 10 basis points during the six month period ended July 29, 2017, driven by 10 basis point leverage in occupancy costs. The 10 basis point increase in store payroll as a percentage of net sales, resulting from the minimum wage increases for our stores, was offset by a 10 basis point improvement in incentive compensation. On a dollar basis, the $35.2 million increase was primarily driven by costs related to our new and non-comparable stores.

Product sourcing costs as a percentage of net sales improved approximately 10 basis points during the six month period ended July 29, 2017, on top of a 90 basis point improvement in cost of sales. The improvement in product sourcing costs as a percentage of net sales was driven by warehouse labor efficiencies obtained during the year.

The $7.7 million increase in corporate costs was primarily driven by an increase in our stock based compensation.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $96.7 million during the six month period ended July 29, 2017 compared with $90.2 million during the six month period ended July 30, 2016. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores.

Interest expense

Interest expense improved $2.0 million to $28.1 million, primarily driven by the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and a decrease in the average outstanding balance on our ABL Line of Credit, partially offset by an increase in the amortization of the financing costs associated with our interest rate cap contracts.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the six month period ended July 29, 2017 compared with prior year, are summarized in the table below:

	Six Months Ended
	July 29,	July 30,
	2017	2016
Average interest rate – ABL Line of Credit	2.7%	1.8%
Average interest rate – Term Loan Facility	3.7%	4.3%
Average balance – ABL Line of Credit (in millions)	$55.5	$224.5
Average balance – Term Loan Facility (in millions)	$1,117.0	$1,117.0

Income tax expense

Income tax expense was $39.1 million during the six month period ended July 29, 2017 compared with $34.9 million during the six month period ended July 30, 2016. The effective tax rate for the six month period ended July 29, 2017 was 28.2% compared with 37.6% during the six month period ended July 30, 2016. The improvement in the effective tax rate was primarily the result of the adoption of the new share based accounting standard, which lowered our effective tax rate by approximately 880 basis points, as well as a reduction of state income taxes.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the six month period ended July 29, 2017 resulted in an annual effective income tax rate of 37.0% (before discrete items) as our best estimate. This is consistent with the projected annual effective income tax rate during the six month period ended July 30, 2016 of 37.1% (before discrete items).

Net income

We earned net income of $99.3 million during the six month period ended July 29, 2017 compared with net income of $57.9 million for the six month period ended July 30, 2016. The improvement in our net income was primarily driven by our improved gross margin, as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard. These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense.

Liquidity and Capital Resources

Our ability to satisfy interest payment and future principal payment obligations on our outstanding debt will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment and future principal payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

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

Cash Flow for the Six Month Period Ended July 29, 2017 Compared With the Six Month Period Ended July 30, 2016

We used $48.9 million of cash flow during the six month period ended July 29, 2017 compared with a generation of $9.6 million during the six month period ended July 30, 2016.

Net cash provided by operating activities amounted to $72.2 million during the six month period ended July 29, 2017 compared with $109.6 million during the six month period ended July 30, 2016. The decrease in our operating cash flows was primarily driven by changes in our merchandise inventories, as well as the net change in our deferred taxes and income taxes payable.  These decreases were partially offset by our improved operating results and changes in our accounts payable driven by the timing of our inventory receipts and changes in our deferred income taxes.

Net cash used in investing activities was $106.7 million during the six month period ended July 29, 2017 compared with $75.7 million during the six month period ended July 30, 2016. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, store refreshes and remodels and other store expenditures) and our overall supply chain initiatives.

Net cash used in financing activities was $14.4 million during the six month period ended July 29, 2017 compared with a use of $24.3 million during the six month period ended July 30, 2016. This change was primarily driven by an increase in share repurchases under our share repurchase program, partially offset by an increase in the net borrowings on our ABL Line of Credit during the first half of Fiscal 2017 compared to the first half of Fiscal 2016.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at July 29, 2017 of $2.6 million compared with a working capital surplus of $65.3 million at July 30, 2016. Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital. We had a working capital deficit at January 28, 2017 of $96.3 million.

Capital Expenditures

For the six month period ended July 29, 2017, cash spend for capital expenditures, net of $10.3 million of landlord allowances, amounted to $97.5 million. We estimate that we will spend approximately $210 million to $215 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2017, including approximately $130 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $40 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

During the six month period ended July 29, 2017, we repurchased 1,744,615 shares of common stock for $160.8 million under the share repurchase program approved the by the Company’s Board of Directors in November 2016, which is authorized to be executed through November 2018. As of July 29, 2017, we had $38.8 million available for purchase under our share repurchase program.

On August 16, 2017, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in November 2016, is authorized to be executed through August 2019.

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

Operational Growth

During the six month period ended July 29, 2017, we opened 11 new stores and closed three stores, bringing our store count as of July 29, 2017 to 600 stores (inclusive of one internet store). We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. For the full year, we expect to open a total of 48 new stores, inclusive of five relocations, and close six stores, exclusive of the aforementioned relocations, resulting in the opening of a total of 37 net new stores during Fiscal 2017.

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

Debt

As of July 29, 2017, our obligations include $1,112.6 million, inclusive of original issue discount, under our Term Loan Facility and $147.4 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $22.9 million of capital lease obligations as of July 29, 2017.

Term Loan Facility

At July 29, 2017, our borrowing rate related to the Term Loan Facility was 4.0%.

ABL Line of Credit

At July 29, 2017, we had $363.1 million available under the senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the six month period ended July 29, 2017 amounted to $180.3 million. Average borrowings during the six month period ended July 29, 2017 amounted to $55.5 million at an average interest rate of 2.7%.

Certain Information Concerning Contractual Obligations

The Company had $976.7 million of purchase commitments related to goods that were not received as of July 29, 2017. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 29, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 29, 2017.

During the quarter ended July 29, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended July 29, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2017 through May 27, 2017	124,511	$98.32	107,086	$140,168,060
May 28, 2017 through July 1, 2017	888,214	$91.51	887,390	58,966,583
July 2, 2017 through July 29, 2017	232,533	$86.78	231,974	38,836,864
Total	1,245,258		1,226,450

(1)

The number of shares purchased between April 30, 2017 and May 27, 2017, between May 28, 2017 and July 1, 2017 and between July 2, 2017 and July 29, 2017 include 17,425; 824 and 5,559 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 15, 2016, our Board of Directors authorized the repurchase of up to $200 million of our common stock. This share repurchase program is authorized to be executed through November 2018. As of July 29, 2017, we had $38.8 million available for purchase under this share repurchase program. On August 16, 2017, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock. This new repurchase program, which is in addition to the share repurchase program announced in November 2016, is authorized to be executed through August 2019. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

Date: August 24, 2017

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