Form 10-Q
period 2017-10-30
Burlington Stores, Inc.
filed 2017-11-21
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

The registrant had 68,247,877 shares of common stock outstanding as of October 28, 2017.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
REVENUES:
Net sales	$1,438,167	$1,342,600	$4,147,937	$3,880,322
Other revenue	6,405	6,447	17,834	18,324
Total revenue	1,444,572	1,349,047	4,165,771	3,898,646
COSTS AND EXPENSES:
Cost of sales	831,728	789,858	2,436,250	2,316,162
Selling, general and administrative expenses	480,194	451,072	1,338,247	1,261,559
Costs related to debt amendments	—	—	—	1,346
Stock option modification expense	26	106	131	520
Depreciation and amortization	50,836	46,472	147,547	136,630
Impairment charges - long-lived assets	—	—	988	109
Other income - net	(1,362)	(1,473)	(6,948)	(7,361)
Loss on extinguishment of debt	—	—	—	3,805
Interest expense	15,351	13,159	43,409	43,196
Total costs and expenses	1,376,773	1,299,194	3,959,624	3,755,966
Income before income tax expense	67,799	49,853	206,147	142,680
Income tax expense	22,920	17,449	61,998	52,368
Net income	$44,879	$32,404	$144,149	$90,312

Net income per common share:
Common stock - basic	$0.66	$0.46	$2.10	$1.28
Common stock - diluted	$0.65	$0.45	$2.04	$1.25
Weighted average number of common shares:
Common stock - basic	67,694	70,347	68,611	70,757
Common stock - diluted	69,541	71,597	70,616	72,002

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net income	$44,879	$32,404	$144,149	$90,312
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized gains (losses) arising during the period	1,144	239	45	(3,054)
Reclassification into earnings during the period	908	442	2,654	860
Other comprehensive income (loss), net of tax:	2,052	681	2,699	(2,194)
Total comprehensive income	$46,931	$33,085	$146,848	$88,118

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 28,	January 28,	October 29,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$48,080	$81,597	$32,799
Restricted cash and cash equivalents	27,800	27,800	27,800
Accounts receivable—net	78,995	43,252	59,757
Merchandise inventories	903,663	701,891	822,469
Prepaid and other current assets	91,917	73,784	104,051
Total current assets	1,150,455	928,324	1,046,876
Property and equipment—net	1,111,949	1,049,447	1,040,297
Tradenames	238,000	238,000	238,000
Favorable leases—net	195,374	213,180	220,680
Goodwill	47,064	47,064	47,064
Deferred tax assets	7,939	7,973	—
Other assets	92,582	90,495	95,203
Total assets	$2,843,363	$2,574,483	$2,688,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$764,563	$640,326	$691,971
Other current liabilities	361,170	354,870	326,114
Current maturities of long term debt	1,942	1,638	1,574
Total current liabilities	1,127,675	996,834	1,019,659
Long term debt	1,294,300	1,128,843	1,303,001
Other liabilities	309,848	290,683	294,740
Deferred tax liabilities	222,073	207,935	206,124
Commitments and contingencies (Notes 2, 9 and 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 78,314,940 shares, 77,653,924 shares and 77,500,291 shares, respectively;
Outstanding: 68,247,877 shares, 70,180,713 shares and 70,597,057 shares, respectively	7	7	7
Additional paid-in-capital	1,448,347	1,420,581	1,413,955
Accumulated deficit	(916,367)	(1,060,099)	(1,185,660)
Accumulated other comprehensive loss	(4,492)	(7,191)	(11,186)
Treasury stock, at cost	(638,028)	(403,110)	(352,520)
Total stockholders' deficit	(110,533)	(49,812)	(135,404)
Total liabilities and stockholders' deficit	$2,843,363	$2,574,483	$2,688,120

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 28,	October 29,
	2017	2016
OPERATING ACTIVITIES
Net income	$144,149	$90,312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	147,547	136,630
Impairment charges—long-lived assets	988	109
Amortization of deferred financing costs	1,897	2,052
Accretion of long term debt instruments	816	670
Deferred income taxes	12,375	5,891
Non-cash loss on extinguishment of debt	—	3,805
Non-cash stock compensation expense	19,655	11,634
Non-cash rent	(17,940)	(22,052)
Deferred rent incentives	33,557	17,884
Changes in assets and liabilities:
Accounts receivable	(25,894)	(13,671)
Merchandise inventories	(201,772)	(39,518)
Prepaid and other current assets	(18,513)	(37,529)
Accounts payable	125,067	88,090
Other current liabilities	(7,646)	47,510
Other long term assets and long term liabilities	581	4,187
Other operating activities	6,629	2,216
Net cash provided by operating activities	221,496	298,220
INVESTING ACTIVITIES
Cash paid for property and equipment	(192,491)	(137,643)
Proceeds from insurance recoveries related to property and equipment	3,069	—
Other investing activities	990	104
Net cash (used in) investing activities	(188,432)	(137,539)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,124,300	1,286,100
Principal payments on long term debt—ABL Line of Credit	(959,100)	(1,279,200)
Proceeds from long term debt—Term B-4 Loans	—	1,114,208
Principal payments on long term debt—Term B-3 Loans	—	(1,117,000)
Purchase of treasury shares	(234,918)	(151,781)
Proceeds from stock option exercises	7,696	3,919
Other financing activities	(4,559)	(5,043)
Net cash used in financing activities	(66,581)	(148,797)
(Decrease) increase in cash and cash equivalents	(33,517)	11,884
Cash and cash equivalents at beginning of period	81,597	20,915
Cash and cash equivalents at end of period	$48,080	$32,799
Supplemental disclosure of cash flow information:
Interest paid	$36,221	$40,623
Income tax payments - net	$108,742	$62,548
Non-cash investing activities:
Accrued purchases of property and equipment	$34,466	$26,045

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2017

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 28, 2017, Burlington Stores, Inc., a Delaware Corporation, and its subsidiaries (collectively, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 631 retail stores, inclusive of an internet store, of which 12 remained closed as of October 28, 2017, primarily as a result of weather-related incidents as discussed below.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (Fiscal 2016 10-K). The balance sheet at January 28, 2017 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2016 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 28, 2017 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2016 10-K, “Summary of Significant Accounting Policies.”

Fiscal Year

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The current fiscal year ends February 3, 2018 (Fiscal 2017) and is a 53-week fiscal year. The fiscal year ended January 28, 2017 (Fiscal 2016) was 52-week fiscal year.

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

The primary impact of adoption was the prospective recognition of excess tax benefits in the income statement as an income tax benefit rather than equity, which increased net income per share during the three and nine month periods ended October 28, 2017 by $0.04 and $0.20, respectively, by lowering the Company’s effective tax rate approximately 430 basis points and 730 basis points, respectively.

The Company has applied the amendment relating to the presentation of the excess tax benefits on the Condensed Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $11.7 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the nine month period ended October 29, 2016.

The Company has elected to account for forfeitures of share-based awards as they occur, on a modified retrospective basis, resulting in a $0.4 million cumulative-effect adjustment to retained earnings as of January 29, 2017.

The presentation requirements for cash flows related to employee taxes paid upon the vesting of restricted stock awards had no impact to any of the periods presented in the Company’s Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine month periods ended October 28, 2017, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of October 28, 2017 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Weather-Related Incidents

As a result of the effects of certain weather-related incidents during the third quarter of Fiscal 2017, 80 of the Company’s stores were closed for at least one day during the quarter.  The Company incurred losses of (i) $5.9 million related to the net book values of merchandise inventories, and (ii) $9.7 million related to the net book values of property and equipment and other long-lived assets, as well as repair and maintenance costs related to the clean-up of its stores. These costs are recorded in the line items “Cost of sales” and “Selling general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income, respectively, for the three and nine months ended October 28, 2017. As of October 31, 2017, the Company received approximately $11.7 million of insurance proceeds to offset some of its losses.  The Company allocated $3.1 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Condensed Consolidated Statements of Cash Flows during the nine months ended October 28, 2017.  The Company is insured at the selling price of the inventory and at replacement costs for the property and equipment and other long-lived assets, less a deductible. The Company has recorded a $2.8 million receivable related to these losses as of October 28, 2017, as the collection is deemed probable based on the insurance contracts the Company had in place at the time of the losses, which is included in the line item “Accounts receivable” on the Company’s Condensed Consolidated Balance Sheets.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 28,	January 28,	October 29,
	2017	2017	2016
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,860	$1,112,044	$1,111,772
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019	165,200	—	174,300
Capital lease obligations	22,531	23,643	23,972
Unamortized deferred financing costs	(4,349)	(5,206)	(5,469)
Total debt	1,296,242	1,130,481	1,304,575
Less: current maturities	(1,942)	(1,638)	(1,574)
Long term debt, net of current maturities	$1,294,300	$1,128,843	$1,303,001

Term Loan Facility

At October 28, 2017 and October 29, 2016, the Company’s borrowing rate related to its senior secured term loan facility (the Term Loan Facility) was 4.0% and 3.5%, respectively.

On November 17, 2017, BCFWC entered into Amendment No. 6 (the Sixth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing its senior secured term loan facility (the Term Loan Facility). The Sixth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%. The Sixth Amendment also extended the maturity date from August 13, 2021 to November 17, 2024. The Sixth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-4 Loans with a like aggregate principal amount of Term B-5 Loans. The Company is required to make quarterly payments of $2.8 million on the Term B-5 Loans, due on the last fiscal day of each quarter, with the balance due upon maturity. As a result of this transaction, the Company will incur approximately a $3 million charge to loss on extinguishment of debt and approximately a $1 million charge to costs related to debt amendments in the fourth quarter of Fiscal 2017.

ABL Line of Credit

At October 28, 2017, the Company had $380.6 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011, governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and nine month periods ended October 28, 2017 amounted to $235.5 million for both periods. Average borrowings during the three and nine month periods ended October 28, 2017 amounted to $147.4 million and $86.1 million, respectively, at average interest rates of 2.7% for both periods.

At October 29, 2016, the Company had $383.7 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and nine month periods ended October 29, 2016 amounted to $300.0 million and $350.0 million, respectively. Average borrowings during the three and nine month periods ended October 29, 2016 amounted to $201.4 million and $216.8 million, respectively, at average interest rates of 1.8% for both periods.

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

The Company did not record any hedge ineffectiveness in its earnings during the three and nine month periods ended October 28, 2017 or October 29, 2016. The Company financed the cost of the interest rate cap contracts, which will be amortized through the life of the caps. During the three and nine month periods ended October 28, 2017, the Company paid $0.8 million and $3.4 million, respectively, exclusive of $0.3 million and $1.4 million of taxes, respectively, related to the financing of these interest rate cap contracts.  During the three and nine month periods ended October 29, 2016, the Company paid $0.9 million and $3.5 million, respectively, exclusive of $0.4 million and $1.4 million of taxes, respectively, related to the financing of these interest rate cap contracts. These costs are included in the line item “Accumulated other comprehensive loss” on the Company’s Condensed Consolidated Balance Sheets. The Company estimates that approximately $5.4 million will be reclassified into interest expense during the next twelve months.

As of October 28, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	October 28, 2017		January 28, 2017		October 29, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$340	N/A	$—	N/A	$—

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	October 28, 2017		January 28, 2017		October 29, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other liabilities	$—	Other liabilities	$3,183	Other liabilities	$9,957

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Cap Contracts:	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Unrealized gains (losses), before taxes	$1,907	$398	$77	$(5,090)
Income tax (expense) benefit	(763)	(159)	(32)	2,036
Unrealized gains (losses), net of taxes	$1,144	$239	$45	$(3,054)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest expense	$1,513	$738	$4,418	$1,434
Income tax (benefit)	(605)	(296)	(1,764)	(574)
Net income	$908	$442	$2,654	$860

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 28, 2017	$(7,191)
Unrealized gains, net of related taxes of less than $0.1 million	45
Amount reclassified into earnings, net of related taxes of $1.8 million	2,654
Balance at October 28, 2017	$(4,492)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 28, 2017, January 28, 2017 and October 29, 2016 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 28,	January 28,	October 29,
	2017	2017	2016
Assets:
Level 1
Cash equivalents (including restricted cash)	$28,247	$28,167	$28,153

Non-financial Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the nine month period ended October 28, 2017, the Company recorded impairment charges of $1.0 million, primarily related to declines in revenues and operating results for one leased store, which was fully impaired, and a decline in the appraised fair value of one of the Company’s owned stores, which was partially impaired.  These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income. The fully impaired store had zero fair value as of October 28, 2017, and would be categorized as Level 3 in the fair value hierarchy described above. The table below sets forth the aggregate impairment charges and the remaining fair value, by level within the fair value hierarchy, of the partially-impaired store as of October 28, 2017:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Land	$—	$—	$470	$—	$247
Buildings	—	—	374	—	227
Store fixtures and equipment	—	—	9	—	203
Leasehold improvements	—	—	—	—	108
Other assets			—		203
Total	$—	$—	$853	$—	$988

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 28, 2017		January 28, 2017		October 29, 2016
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	$1,112,860	$1,116,106	$1,112,044	$1,116,678	$1,111,772	$1,116,404
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019(a)	165,200	165,200	—	—	174,300	174,300
Total debt	$1,278,060	$1,281,306	$1,112,044	$1,116,678	$1,286,072	$1,290,704

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

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	October 28,	January 28,	October 29,
	2017	2017	2016
Deferred tax asset	$7,939	$7,973	$—
Deferred tax liability	222,073	207,935	206,124
Net deferred tax liability	$214,134	$199,962	$206,124

Deferred tax assets relate to Puerto Rico deferred tax balances that have a net future benefit for tax purposes.  Deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of October 28, 2017, January 28, 2017 and October 29, 2016, valuation allowances amounted to $6.8 million, $7.4 million and $7.8 million, respectively, related to state tax net operating losses and state tax credit carry forwards. The Company believes that it is more likely than not that a portion of the benefit of these state tax net operating losses and state tax credit carry forwards will not be realized. As of October 28, 2017, the Company had $6.1 million of deferred tax assets recorded for state net operating losses, which will expire between 2017 and 2037. In addition, there was no valuation allowance required against the tax benefit associated with Puerto Rico deferred tax assets as of October 28, 2017 and January 28, 2017 compared to a full valuation allowance of $5.5 million as of October 29, 2016.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended October 28, 2017, the Company acquired 44,660 shares of common stock from employees for approximately $4.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Programs

On November 15, 2016, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock, which the Company completed during the third quarter of Fiscal 2017. On August 16, 2017, the Company’s Board of Directors approved the repurchase of up to an additional $300 million of the Company’s common stock. This new repurchase program is authorized to be executed through August 2019, and is funded using the Company’s available cash and borrowings on the ABL Line of Credit.

During the nine month period ended October 28, 2017, the Company repurchased 2,549,192 shares of its common stock for $230.7 million, inclusive of commissions, under these share repurchase programs. The amount repurchased during the nine month period ended October 28, 2017 was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets. As of October 28, 2017, the Company had $269.0 million remaining under its share repurchase authorization.

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

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Basic net income per share
Net income	$44,879	$32,404	$144,149	$90,312
Weighted average number of common shares – basic	67,694	70,347	68,611	70,757
Net income per common share – basic	$0.66	$0.46	$2.10	$1.28
Diluted net income per share
Net income	$44,879	$32,404	$144,149	$90,312
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	67,694	70,347	68,611	70,757
Assumed exercise of stock options and vesting of restricted stock	1,847	1,250	2,005	1,245
Weighted average number of common shares – diluted	69,541	71,597	70,616	72,002
Net income per common share – diluted	$0.65	$0.45	$2.04	$1.25

Approximately 325,000 shares and 170,000 shares were excluded from diluted net income per share for the three and nine month periods ended October 28, 2017, respectively, since their effect was anti-dilutive.

Less than 100,000 shares and approximately 105,000 shares were excluded from diluted net income per share for the three and nine month periods ended October 29, 2016, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

As of October 28, 2017, there were 4,972,757 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan). On May 17, 2017, the Company’s stockholders approved an amendment and restatement of the 2013 Plan (the Amended Plan).  Among other changes, the Amended Plan includes a new method of reducing the plan’s share reserve, commonly referred to as “fungible share” counting.  Under this method, restricted stock units, performance awards or other stock-based awards (collectively, Full Value Awards), reduce the share reserve at a ratio of 2 shares for every share subject to the full value award. Prior to the amendment, Full Value Awards reduced the share reserve on a 1-for-1 basis. Stock options and stock appreciation rights continue to reduce the share reserve on a 1-for-1 basis under the Amended Plan. A description of the terms and conditions of the Amended Plan is set forth in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2017.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
Type of Non-Cash Stock Compensation	2017	2016	2017	2016
Restricted stock grants (a)	$4,189	$2,405	$11,622	$6,397
Stock option grants (a)	2,955	1,760	7,910	4,809
Stock option modification (b)	24	93	123	428
Total (c)	$7,168	$4,258	$19,655	$11,634

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
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

(c)

The amounts presented in the table above exclude taxes. For the three and nine month periods ended October 28, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $5.9 million, respectively. For the three and nine month periods ended October 29, 2016, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million and $4.3 million, respectively.

Stock Options

Stock option transactions during the nine month period ended October 28, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2017	2,646,123	$22.41
Options granted	590,491	96.96
Options exercised (a)	(457,892)	16.81
Options forfeited	(80,716)	56.52
Options outstanding, October 28, 2017	2,698,006	38.65

(a)	Options exercised during the nine month period ended October 28, 2017 had a total intrinsic value of $36.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of October 28, 2017:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,698,006	7.1	$38.65	$144.9

The fair value of each stock option granted during the nine month period ended October 28, 2017 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 28,
2017
Risk-free interest rate	1.43% - 2.13%
Expected volatility	34% - 37%
Expected life (years)	6.15 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$36.28

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 28, 2017, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the nine month period ended October 28, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 28, 2017	744,634	$54.28
Awards granted	229,058	94.99
Awards vested (a)	(132,533)	48.92
Awards forfeited	(25,934)	59.68
Non-vested awards outstanding, October 28, 2017	815,225	66.45

(a)	Restricted stock awards vested during the nine month period ended October 28, 2017 had a total intrinsic value of $12.6 million.

The fair value of each share of restricted stock granted during Fiscal 2017 was based upon (a) the closing price of the Company’s common stock on the date prior to the grant date for grants made before May 17, 2017 (the date on which the Company’s stockholders approved the Amended Plan) and (b) the closing price of the Company’s common stock on the grant date for grants made from and after May 17, 2017.

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.”

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At October 28, 2017, January 28, 2017 and October 29, 2016, deferred lease incentives were $200.0 million, $180.9 million and $181.3 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $83.3 million for the remainder of Fiscal 2017 and $358.9 million, $349.7 million, $327.6 million, $303.5 million and $1,533.6 million for the fiscal years ended February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022 and all subsequent years thereafter, respectively. Total future minimum lease payments include $293.7 million related to options to extend lease terms that are reasonably assured of being exercised and $443.0 million of minimum lease payments for 54 stores that the Company has committed to open or relocate.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $54.2 million, $53.1 million and $42.0 million as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively. Among these arrangements, as of October 28, 2017, January 28, 2017 and October 29, 2016, the Company had letters of credit in the amount of $43.6 million, $44.2 million and $31.9 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $10.6 million, $8.9 million and $10.1 million at October 28, 2017, January 28, 2017 and October 29, 2016, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $380.6 million, $427.8 million and $383.7 million as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively.

Purchase Commitments

The Company had $804.4 million of purchase commitments related to goods that were not received as of October 28, 2017.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 631 stores as of October 28, 2017, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

Weather-Related Incidents

As a result of the effects of certain weather-related incidents during the third quarter of Fiscal 2017, 80 of our stores were closed for at least one day during the quarter.  We incurred losses of (i) $5.9 million related to the net book values of merchandise inventories and (ii) $9.7 million related to the net book values of property and equipment and other long-lived assets, as well as repair and maintenance costs related to the clean-up of its stores. These costs are recorded in the line items “Cost of sales” and “Selling general and administrative expenses” on our Condensed Consolidated Statements of Income, respectively, for the three and nine months ended October 28, 2017.  As of October 31, 2017, we received approximately $11.7 million of insurance proceeds to offset some of its losses.  We allocated $3.1 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on our Condensed Consolidated Statements of Cash Flows during the nine months ended October 28, 2017.  We are insured at the selling price of the inventory and at replacement costs for the property and equipment and other long-lived assets, less a deductible. We have recorded a $2.8 million receivable related to these losses as of October 28, 2017, as the collection is deemed probable based on the insurance contracts we had in place at the time of the losses, which is included in the line item “Accounts receivable” on our Condensed Consolidated Balance Sheets.

Highlights from the three month period ended October 28, 2017 compared with the three month period ended October 29, 2016 include the following:

•	We generated total revenues of $1,444.6 million compared with $1,349.0 million.
•	Net sales improved $95.6 million to $1,438.2 million (inclusive of a 3.1% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 42.2% compared with 41.2%. Product sourcing costs, which are included in selling, general and administrative expenses, remained consistent with the prior year.

•	Selling, general and administrative expenses as a percentage of net sales improved to 33.4% compared with 33.6%.
•	We earned net income of $44.9 million compared with net income of $32.4 million.
•	Adjusted Net Income (as subsequently defined in this Form 10-Q) improved $12.5 million to $48.8 million.
•	Adjusted EBITDA (as subsequently defined in this Form 10-Q) improved $24.4 million to $133.9 million.
•	Adjusted Operating Margin (as subsequently defined in this Form 10-Q) improved $20.0 million to $88.9 million.

Highlights from the nine month period ended October 28, 2017 compared with the nine month period ended October 29, 2016 include the following:

•	We generated total revenues of $4,165.8 million compared with $3,898.6 million.
•	Net sales improved $267.6 million to $4,147.9 million (inclusive of a 2.4% comparable store sales increase).
•

Gross margin as a percentage of net sales improved to 41.3% compared with 40.3%. This is on top of an approximate 5 basis point improvement in product sourcing costs, which are included in selling, general and administrative expenses.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.3% compared with 32.5%.
•	We earned net income of $144.1 million compared with net income of $90.3 million.
•	Adjusted Net Income improved $50.6 million to $156.8 million.
•	Adjusted EBITDA improved $68.4 million to $398.1 million.
•	Adjusted Operating Margin improved $57.4 million to $268.3 million.

Fiscal Year

Fiscal 2017 is defined as the 53 week year ended February 3, 2018. Fiscal 2016 is defined as the 52 week year ending January 28, 2017.

Store Openings, Closings, and Relocations

During the nine month period ended October 28, 2017, we opened 47 new stores, inclusive of five relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of October 28, 2017 to 631 stores, inclusive of an internet store.

Newly Adopted Accounting Standards

During the first quarter of Fiscal 2017, we adopted the new share based accounting standard. As a result of this standard, we now recognize excess tax benefits as a reduction to the line item “Income tax expense” in our Condensed Consolidated Statements of Income. The adoption of the new standard improved our net income per share during the three and nine month periods ended October 28, 2017 by $0.04 and $0.20, respectively, driven by a lower effective tax rate of 430 basis points and 730 basis points, respectively. Refer to Note 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products, housewares and décor for the home, and beauty as we continue to de-weather our business, and maintain the flexibility to introduce new categories. We believe our gift business will help drive traffic and conversion across all categories, as well as significantly help us “de-weatherize” our business, particularly in the fourth quarter.

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

Net income. We earned net income of $44.9 million during the three month period ended October 28, 2017 compared with net income of $32.4 million during the three month period ended October 29, 2016. We earned net income of $144.1 million during the nine month period ended October 28, 2017 compared with net income of $90.3 million during the nine month period ended October 29, 2016. These improvements were primarily driven by our improved gross margin as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard.  These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense; refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin: Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease amortization; (ii) costs related to debt amendments; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) amounts related to certain litigation and (vii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) depreciation and amortization; (v) impairment charges; (vi) stock option modification expense; (vii) costs related to debt amendments; (viii) amounts related to certain litigation and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted Operating Margin as net income, exclusive of the following items, if applicable: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) impairment charges, (v) stock option modification expense, (vi) net favorable lease amortization, (vii) costs related to debt amendments, (viii) amounts related to certain litigation and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

During the three and nine months ended October 28, 2017, Adjusted Net Income improved $12.5 million to $48.8 million and $50.6 million to $156.8 million, respectively. These improvements were primarily driven by our improved gross margin as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard, partially offset by increased selling, general and administrative expenses and depreciation and amortization expense, net of the tax effect of the adjustments cited above. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended October 28, 2017 compared with the three and nine months ended October 29, 2016:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted Net Income:
Net income	$44,879	$32,404	$144,149	$90,312
Net favorable lease amortization (a)	5,830	5,852	17,751	17,926
Costs related to debt amendments (b)	—	—	—	1,346
Stock option modification expense (c)	26	106	131	520
Loss on extinguishment of debt (b)	—	—	—	3,805
Impairment charges (d)	—	—	988	109
Litigation accrual(e)	—	—	—	1,400
Tax effect (f)	(1,944)	(2,085)	(6,265)	(9,285)
Adjusted Net Income	$48,791	$36,277	$156,754	$106,133

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

During the three and nine months ended October 28, 2017, Adjusted EBITDA improved $24.4 million to $133.9 million and $68.4 million to $398.1 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended October 28, 2017 compared with the three and nine months ended October 29, 2016:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted EBITDA:
Net income	$44,879	$32,404	$144,149	$90,312
Interest expense	15,351	13,159	43,409	43,196
Interest income	(63)	(14)	(132)	(42)
Loss on extinguishment of debt (a)	—	—	—	3,805
Costs related to debt amendments (a)	—	—	—	1,346
Stock option modification expense (b)	26	106	131	520
Depreciation and amortization	50,836	46,472	147,547	136,630
Impairment charges (c)	—	—	988	109
Litigation accrual (d)	—	—	—	1,400
Tax expense	22,920	17,449	61,998	52,368
Adjusted EBITDA	$133,949	$109,576	$398,090	$329,644

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016.
(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
(c)	Represents impairment charges on long-lived assets.
(d)	Represents amounts charged for certain litigation.

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

During the three and nine months ended October 28, 2017, Adjusted Operating Margin improved $20.0 million to $88.9 million and $57.4 million to $268.3 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Operating Margin for the three and nine months ended October 28, 2017 compared with the three and nine months ended October 29, 2016:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Reconciliation of net income to Adjusted Operating Margin:
Net income	$44,879	$32,404	$144,149	$90,312
Interest expense	15,351	13,159	43,409	43,196
Interest income	(63)	(14)	(132)	(42)
Loss on extinguishment of debt (a)	—	—	—	3,805
Costs related to debt amendments (a)	—	—	—	1,346
Stock option modification expense (b)	26	106	131	520
Net favorable lease amortization (c)	5,830	5,852	17,751	17,926
Impairment charges (d)	—	—	988	109
Litigation accrual (e)	—	—	—	1,400
Tax expense	22,920	17,449	61,998	52,368
Adjusted Operating Margin	$88,943	$68,956	$268,294	$210,940

(a)	Amounts relate to the repricing of our Term Loan Facility during the second quarter of Fiscal 2016.
(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our policy is to remove stores that are closed for seven or more days within a month from our calculation of comparable stores sales for that month.  The increase in our comparable store sales was as follows:

	Three Months Ended	Nine Months Ended
October 28, 2017	3.1%	2.4%
October 29, 2016	3.7%	4.5%

During the third quarter of Fiscal 2017, there was one store in August, nineteen stores in September and twelve stores in October that were closed for seven or more days due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  In addition, we temporarily closed five stores during the third quarter of Fiscal 2017 for relocation. We have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days, as well as during the month(s) of their grand re-opening activities. Refer to the section below entitled “Results of Operations” for further explanation on the impact of the weather-related incidents on our net sales.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 100 basis points to 42.2% during the three month period ended October 28, 2017, driven primarily by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, remained consistent with the prior year. Gross margin as a percentage of net sales expanded approximately 100 basis points to 41.3% during the nine month period ended October 28, 2017, driven primarily by increased merchandise margin. This improvement is on top of a 5 basis point improvement in product sourcing costs, which are included in selling, general and administrative expenses.

Inventory. Inventory at October 28, 2017 increased to $903.7 million compared with $822.5 million at October 29, 2016. The increase was primarily driven by the inventory required for our 39 net new stores opened since October 29, 2016, as well as a $33 million increase in our pack and hold inventory.  These increases were partially offset by a 2% reduction in our comparable store inventory, as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover. Comparable store inventories were down mid-to-high single digits in both August and September. Toward the end of October, we released gift giving product to ensure our in-store presentations were set in all stores at the beginning of November, which resulted in a smaller reduction in our comparable store inventories. We believe this is a timing issue, and we continue to expect to manage reductions in our comparable store inventories in the mid-to-high single digits for the foreseeable future.

Inventory at January 28, 2017 was $701.9 million. The increase in inventory from January 28, 2017 reflects the seasonality of our business, as well as the inventory required for our 39 net new stores opened since January 28, 2017.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 12% for the third quarter of Fiscal 2017 compared with the third quarter of Fiscal 2016.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 10% during the third quarter of Fiscal 2017 compared with the third quarter of Fiscal 2016.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.0% and 8.9% during the three and nine month periods ended October 28, 2017, respectively, compared with 9.1% and 8.9% during the three and nine month periods ended October 29, 2016, respectively. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset (i) minimum wage increases at our stores, as well as (ii) store payroll for our Puerto Rico stores with no related sales at the stores that were closed during the third quarter of Fiscal 2017 as a result of the weather-related incidents.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $33.5 million during the nine months ended October 28, 2017, compared with an increase in cash and cash equivalents of $11.9 million during the nine months ended October 29, 2016. The decrease in our cash flows compared with the prior year was primarily driven by (i) changes in our inventories, (ii) an increase in share repurchases under our share repurchase program, (iii) an increase in our capital expenditures, (iv) the net changes in our deferred taxes, prepaid taxes and income taxes payable, and (v) changes in our incentive compensation accruals.  These decreases were partially offset by (i) an increase in the net borrowings on our existing senior secured asset-based revolving credit facility (the ABL Line of Credit), (ii) our improved operating results (iii) changes in our accounts payable driven by the timing of our inventory receipts, as well as (iv) an increase in deferred rent incentives.  Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at October 28, 2017 of $5.0 million compared with $0.6 million at October 29, 2016. We experienced increases in our accounts payable (driven by the timing of our inventory receipts) and other current liabilities (primarily accrued purchases of property and equipment and sales taxes payable) during the nine month period ended October 28, 2017 compared with the nine month period ended October 29, 2016.  These increases to working capital were partially offset by increases in our merchandise inventories, accounts receivable and cash and cash equivalents during the nine month period ended October 28, 2017 compared with the nine month period ended October 29, 2016. We had a working capital deficit at January 28, 2017 of $96.3 million.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended October 28, 2017 and the three and nine months ended October 29, 2016.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.5	0.4	0.5
Total revenue	100.4	100.5	100.4	100.5
Cost of sales	57.8	58.8	58.7	59.7
Selling, general and administrative expenses	33.4	33.6	32.3	32.5
Costs related to debt amendments	—	—	—	0.0
Stock option modification expense	0.0	0.0	0.0	0.0
Depreciation and amortization	3.5	3.5	3.6	3.6
Impairment charges - long-lived assets	—	—	0.0	0.0
Other income - net	(0.1)	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	—	—	—	0.1
Interest expense	1.1	1.0	1.0	1.1
Total costs and expenses	95.7	96.8	95.4	96.8
Income before income tax expense	4.7	3.7	5.0	3.7
Income tax expense	1.6	1.3	1.5	1.4
Net income	3.1%	2.4%	3.5%	2.3%

Three Month Period Ended October 28, 2017 Compared With the Three Month Period Ended October 29, 2016

Net sales

Net sales improved approximately $95.6 million, or 7.1%, to $1,438.2 million during the third quarter of Fiscal 2017, driven by the following:

•	an increase in net sales of $60.0 million from our new and non-comparable stores, net of the approximate $17 million related to weather-related store closures as discussed below; and
•	an increase in comparable store sales of $40.0 million, or 3.1%, to $1,313.7 million; partially offset by
•	a $4.4 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model. During the third quarter of Fiscal 2017, there was one store in August, nineteen stores in September and twelve stores in October that were closed for seven or more days due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  The impact of these store closures are reflected in the total sales results for the third quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $17 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 100 basis points to 57.8% during the third quarter of Fiscal 2017, driven primarily by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, remained consistent with the prior year. On a dollar basis, cost of sales increased $41.9 million, or 5.3%, for the third quarter of Fiscal 2017, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 20 basis points for the third quarter of Fiscal 2017. The following table details selling, general and administrative expenses for the three month period ended October 28, 2017 compared with the three month period ended October 29, 2016:

	(in millions)
	Three Months Ended
	October 28,	Percentage of	October 29,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	314.6	21.9%	$293.6	21.9%	$21.0	7.2%
Product sourcing costs	73.1	5.1	68.1	5.1	5.0	7.3
Corporate costs	46.8	3.3	45.3	3.4	1.5	3.3
Marketing and strategy costs	27.1	1.9	27.1	2.0	-	0.0
Other selling, general and administrative expenses	18.6	1.2	17.0	1.2	1.6	9.4
Selling, general and administrative expenses	$480.2	33.4%	$451.1	33.6%	$29.1	6.5%

Store related costs as a percentage of net sales remained consistent during the third quarter of Fiscal 2017.  We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to more than offset (i) minimum wage increases at our stores, as well as (ii) store payroll for our Puerto Rico stores with no related sales at the stores that were closed during the third quarter of Fiscal 2017 as a result of the hurricanes. On a dollar basis, the $21.0 million increase was primarily driven by costs associated with our new and non-comparable stores.

Product sourcing costs remained consistent with the prior year, as we continue to benefit from warehouse labor efficiencies obtained during the year.

Corporate costs as a percentage of net sales improved approximately 10 basis points during the third quarter of Fiscal 2017, primarily driven by an improvement in incentive compensation and our business insurance, partially offset by an increase in our stock based compensation.

Marketing and strategy costs improved 10 basis points during the third quarter of Fiscal 2017, primarily driven by our increased leverage from our national television advertising.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $50.8 million during the third quarter of Fiscal 2017 compared with $46.5 million during the third quarter of Fiscal 2016. The increase was primarily driven by our new and non-comparable stores.

Interest expense

Interest expense increased $2.2 million to $15.4 million, primarily driven by an increase in the average interest rate on our Term Loan Facility, as well as the amortization of the financing costs associated with our interest rate cap contracts being reclassified from accumulated other comprehensive income into interest expense.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2017 compared with the third quarter of Fiscal 2016, are summarized in the table below:

	Three Months Ended
	October 28,	October 29,
	2017	2016
Average interest rate – ABL Line of Credit	2.7%	1.8%
Average interest rate – Term Loan Facility	4.0%	3.5%
Average balance – ABL Line of Credit (in millions)	$147.4	$201.4
Average balance – Term Loan Facility (in millions)	$1,117.0	$1,117.0

Income tax expense

Income tax expense was $22.9 million during the third quarter of Fiscal 2017 compared with $17.4 million during the third quarter of Fiscal 2016. The effective tax rate for the third quarter of Fiscal 2017 was 33.8% compared with 35.0% during the third quarter of Fiscal 2016. The improvement in the effective tax rate was primarily the result of the adoption of the new share based accounting standard, which lowered our effective tax rate by approximately 430 basis points. This improvement from the prior year was partially offset by favorability from federal hiring credits in the prior year.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2017 resulted in an annual effective income tax rate of 37.0% (before discrete items) as our best estimate. This is consistent with the projected annual effective income tax rate for the third quarter of Fiscal 2016 of 37.0% (before discrete items).

Net income

We earned net income of $44.9 million for the third quarter of Fiscal 2017 compared with net income of $32.4 million for the third quarter of Fiscal 2016. This improvement was primarily driven by our improved gross margin, as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard. These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense.

Nine Month Period Ended October 28, 2017 Compared With the Nine Month Period Ended October 29, 2016

Net sales

Net sales improved approximately $267.6 million, or 6.9%, to $4,147.9 million during the nine month period ended October 28, 2017, driven primarily by the following:

•	an increase in net sales of $194.8 million from our new and non-comparable stores, net of the approximate $17 million related to weather-related store closures as discussed below, and
•	an increase in comparable store sales of $89.9 million, or 2.4%, to $3,873.0 million; partially offset by
•	a $17.1 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model. During the third quarter of Fiscal 2017, there was one store in August, nineteen stores in September and twelve stores in October that were closed for seven or more days due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  The impact of these store closures are reflected in the total sales results for the third quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $17 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 100 basis points to 58.7% during the nine month period ended October 28, 2017, driven primarily by increased merchandise margin. This improvement is in addition to the 5 basis point improvement in product sourcing costs, which are included in selling, general and administrative expenses. On a dollar basis, cost of sales increased $120.1 million, or 5.2%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 20 basis points during the nine month period ended October 28, 2017. The following table details selling, general and administrative expenses for the nine month period ended October 28, 2017 compared with the nine month period ended October 29, 2016:

	(in millions)
	Nine Months Ended
	October 28,	Percentage of	October 29,	Percentage of
	2017	Net Sales	2016	Net Sales	$ Variance	% Change
Store related costs	$892.8	21.5%	$836.6	21.6%	$56.2	6.7%
Product sourcing costs	204.4	4.9	193.0	5.0	11.4	5.9
Corporate costs	134.8	3.3	125.6	3.2	9.2	7.3
Marketing and strategy costs	56.7	1.4	57.8	1.5	(1.1)	(1.9)
Other selling, general and administrative expenses	49.5	1.2	48.6	1.2	0.9	1.9
Selling, general and administrative expenses	$1,338.2	32.3%	$1,261.6	32.5%	$76.6	6.1%

Store related costs as a percentage of net sales improved approximately 5 basis points during the nine month period ended October 28, 2017, driven by leverage in occupancy costs. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset (i) minimum wage increases at our stores, as well as (ii) store payroll for our Puerto Rico stores with no related sales at the stores that were closed during the third quarter of Fiscal 2017 as a result of the hurricanes. On a dollar basis, the $56.2 million increase was primarily driven by costs related to our new and non-comparable stores.

Product sourcing costs as a percentage of net sales improved approximately 5 basis points during the nine month period ended October 28, 2017, on top of a 100 basis point improvement in cost of sales. The improvement in product sourcing costs as a percentage of net sales was driven primarily by warehouse labor efficiencies obtained during the year.

The increase in corporate costs was primarily driven by an increase in our stock based compensation.

Marketing and strategy costs improved 10 basis points during the nine month period ended October 28, 2017, primarily driven by our increased leverage from our national television advertising.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $147.5 million during the nine month period ended October 28, 2017 compared with $136.6 million during the nine month period ended October 29, 2016. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores.

Interest expense

Interest expense increased $0.2 million to $43.4 million, primarily driven an increase in the amortization of the financing costs associated with our interest rate cap contracts, partially offset by the repricing of our Term Loan Facility during the second quarter of Fiscal 2016 and a decrease in the average outstanding balance on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine month period ended October 28, 2017 compared with prior year, are summarized in the table below:

	Nine Months Ended
	October 28,	October 29,
	2017	2016
Average interest rate – ABL Line of Credit	2.7%	1.8%
Average interest rate – Term Loan Facility	3.8%	4.0%
Average balance – ABL Line of Credit (in millions)	$86.1	$216.8
Average balance – Term Loan Facility (in millions)	$1,117.0	$1,117.0

Income tax expense

Income tax expense was $62.0 million during the nine month period ended October 28, 2017 compared with $52.4 million during the nine month period ended October 29, 2016. The effective tax rate for the nine month period ended October 28, 2017 was 30.1% compared with 36.7% during the nine month period ended October 29, 2016. The improvement in the effective tax rate was primarily the result of the adoption of the new share based accounting standard, which lowered our effective tax rate by approximately 730 basis points.  This improvement was partially offset by favorability from federal hiring credits in the prior year.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine month period ended October 28, 2017 resulted in an annual effective income tax rate of 37.0% (before discrete items) as our best estimate. This is consistent with the projected annual effective income tax rate during the nine month period ended October 29, 2016 of 37.0% (before discrete items).

Net income

We earned net income of $144.1 million during the nine month period ended October 28, 2017 compared with net income of $90.3 million for the nine month period ended October 29, 2016. The improvement in our net income was primarily driven by our improved gross margin, as well as an improvement in our income tax expense driven by the adoption of the new share based accounting standard. These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense.

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

Cash Flow for the Nine Month Period Ended October 28, 2017 Compared With the Nine Month Period Ended October 29, 2016

We used $33.5 million of cash flow during the nine month period ended October 28, 2017 compared with a generation of $11.9 million during the nine month period ended October 29, 2016.

Net cash provided by operating activities amounted to $221.5 million during the nine month period ended October 28, 2017 compared with $298.2 million during the nine month period ended October 29, 2016. The decrease in our operating cash flows was primarily driven by changes in our merchandise inventories, the net changes in our deferred taxes, prepaid taxes and income taxes payable, as well as changes in our incentive compensation accruals.  These decreases were partially offset by our improved operating results and changes in our accounts payable driven by the timing of our inventory receipts as well as increases in our deferred rent incentives.

Net cash used in investing activities was $188.4 million during the nine month period ended October 28, 2017 compared with $137.5 million during the nine month period ended October 29, 2016. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, store refreshes and remodels and other store expenditures) and our overall supply chain initiatives.

Net cash used in financing activities was $66.6 million during the nine month period ended October 28, 2017 compared with a use of $148.8 million during the nine month period ended October 29, 2016. This change was primarily driven by an increase in the net borrowings on our ABL Line of Credit during the first nine months of Fiscal 2017 compared to the first nine months of Fiscal 2016, partially offset by an increase in share repurchases under our share repurchase program.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at October 28, 2017 of $5.0 million compared with a working capital deficit of $0.6 million at October 29, 2016. Refer to the previous section entitled “Key Performance Measures” for explanation of the changes in our working capital. We had a working capital deficit at January 28, 2017 of $96.3 million.

Capital Expenditures

For the nine month period ended October 28, 2017, cash spend for capital expenditures, net of $33.6 million of landlord allowances and $3.1 million of proceeds from insurance recoveries related to property and equipment, amounted to $155.9 million. We estimate that we will spend approximately $215 million, net of approximately $55 million of landlord allowances and proceeds from insurance recoveries, in capital expenditures during Fiscal 2017, including approximately $120 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $50 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On November 15, 2016, our Board of Directors authorized the repurchase of up to $200 million of our common stock, which we completed during the third quarter of Fiscal 2017. On August 16, 2017, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock. This new repurchase program is authorized to be executed through August 2019, and is funded using our available cash and borrowings on our ABL Line of Credit.

During the nine month period ended October 28, 2017, we repurchased 2,549,192 shares of our common stock for $230.7 million, inclusive of commissions, under these share repurchase programs. As of October 28, 2017, we had $269.0 million remaining under our share repurchase authorization.

We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions under its repurchase programs. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase programs may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs.

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

Operational Growth

During the nine month period ended October 28, 2017, we opened 47 new stores, inclusive of five relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of October 28, 2017 to 631 stores (inclusive of one internet store). We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. For the full year, we expect to open a total of 48 new stores, inclusive of five relocations, and close six stores, exclusive of the aforementioned relocations, resulting in the opening of a total of 37 net new stores during Fiscal 2017, ending the year at 629 stores.

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

Debt

As of October 28, 2017, our obligations include $1,112.9 million, inclusive of original issue discount, under our Term Loan Facility and $165.2 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $22.5 million of capital lease obligations as of October 28, 2017.

Term Loan Facility

At October 28, 2017, our borrowing rate related to the Term Loan Facility was 4.0%.

On November 17, 2017, we entered into Amendment No. 6 (the Sixth Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing our Term Loan Facility. The Sixth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%.  The Sixth Amendment also extended the maturity date from August 13, 2021 to November 17, 2024. The Sixth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of term B-4 loans with a like aggregate principal amount of term B-5 loans. We are required to make quarterly payments of $2.8 million on the Term B-5 Loans, due on the last fiscal day of each quarter, with the balance due upon maturity. As a result of this transaction, we will incur approximately a $3 million charge to loss on extinguishment of debt and approximately a $1 million charge to costs related to debt amendments in the fourth quarter of Fiscal 2017.

ABL Line of Credit

At October 28, 2017, we had $380.6 million available under the ABL Line of Credit. The maximum borrowings under the facility during the nine month period ended October 28, 2017 amounted to $235.5 million. Average borrowings during the nine month period ended October 28, 2017 amounted to $86.1 million at an average interest rate of 2.7%.

Certain Information Concerning Contractual Obligations

The Company had $804.4 million of purchase commitments related to goods that were not received as of October 28, 2017. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 28, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 28, 2017.

During the quarter ended October 28, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 28, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 30, 2017 through August 26, 2017	343,145	$84.62	342,468	$309,857
August 27, 2017 through September 30, 2017	354,915	$87.54	354,600	278,817
October 1, 2017 through October 28, 2017	115,295	$91.72	107,509	268,979
Total	813,355		804,577

(1)

The number of shares purchased between July 30, 2017 and August 26, 2017, between August 27, 2017 and September 30, 2017 and between October 1, 2017 and October 28, 2017 include 677; 315 and 7,786 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On November 15, 2016, our Board of Directors authorized the repurchase of up to $200 million of our common stock, which we completed during the third quarter of Fiscal 2017. On August 16, 2017, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock. This new repurchase program is authorized to be executed through August 2019.  As of October 28, 2017, we had $269.0 million available for purchase under this share repurchase program. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

Date: November 21, 2017