Form 10-K
period 2018-02-03
Burlington Stores, Inc.
filed 2018-03-20
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant on July 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,887,925,990. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of March 2, 2018, there were 67,728,992 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2017 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 629 stores as of February 3, 2018, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. We sell a broad selection of merchandise acquired directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended February 3, 2018, we generated net sales of $6,084.8 million, and earned net income, Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT (as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Measures) of $384.9 million, $405.8 million, $696.1 million and $518.3 million, respectively.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect wholly-owned subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware and currently exists as a Delaware corporation. We completed an initial public offering of our common stock in October 2013.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This is an annual report for the 53-week fiscal year ended February 3, 2018 (Fiscal 2017). The fiscal years ended January 28, 2017 (Fiscal 2016) and January 30, 2016 (Fiscal 2015) consisted of 52 weeks.

Our Stores

As of February 3, 2018, we operated 629 stores, inclusive of an internet store. Over 99% of our net sales are derived from stores we operate as Burlington stores (Burlington Stores). We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality, current, brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. We continue to emphasize our rich heritage of coats and outerwear, and we believe that we are viewed as the destination for coat shoppers. Our broad selection provides a wide range of apparel, accessories and furnishings for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe Burlington Stores’ substantial selection of staple, destination products attracts customers from beyond our local trade areas. We believe these products drive incremental store traffic and differentiate us from our competitors.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, primarily designer handbags. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represent a competitive advantage. Our average store size is approximately 74,000 square feet. We believe that, as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment. As a result, we believe major landlords seek us as a tenant because the appeal of our merchandise profile attracts a desired customer base.

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	41
AL	6	MA	14	OH	24
AR	5	MD	16	OK	3
AZ	12	ME	2	OR	4
CA	66	MI	18	PA	33
CO	7	MN	8	PR	11
CT	11	MO	9	RI	5
DE	3	MS	3	SC	8
FL	46	NC	15	SD	1
GA	19	ND	1	TN	8
IA	3	NE	3	TX	67
ID	2	NH	3	UT	5
IL	34	NJ	31	VA	18
IN	12	NM	3	WA	12
KS	5	NV	7	WI	10
KY	5

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

Our store managers are accountable for the sales and profitability of their stores. The store leadership team is comprised of a store manager and one or more assistant managers. The stores are led by their regional team, consisting of a regional vice president and regional managers in operations, human resources and loss prevention. The regional vice president sets the priorities for the team and ensures the stores are supported in their overall mission to grow sales and profitability.

Store Expansion and Real Estate Strategy

We continue to explore expansion opportunities both within our current market areas and in other regions. We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 629 stores, inclusive of an internet store, as of February 3, 2018. If we identify appropriate locations, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term.  The table below shows our store openings and closings each of the last three fiscal years, exclusive of relocations.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Stores (beginning of period)	592	567	542
Stores opened	43	30	28
Stores closed	(6)	(5)	(3)
Stores (end of period)	629	592	567

Distribution and Warehousing

We have four distribution centers that shipped approximately 96% of merchandise units to our stores in Fiscal 2017. The remaining 4% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California and Redlands, California. These four distribution centers occupy an aggregate of 2,786,000 square feet, and each includes processing, shipping and storage capabilities.

We also operate three warehousing facilities to support our distribution centers. The east coast has two supporting warehouses in Burlington, New Jersey. The west coast has one supporting warehouse in Redlands, California. These three warehousing facilities occupy an aggregate of 1,456,000 square feet and primarily serve as storage facilities.

In addition, we occupy approximately 180,000 square feet of space at a third-party logistics center in Plainfield, Indiana to support our e-commerce business.

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

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have streamlined processes and will continue to strive to create opportunities for fast and friendly customer interactions. Our goal for our stores is to reflect clean, organized merchandise presentations that highlight the brands, value and diversity of selection within our assortments.

Our Off-Price Sourcing and Merchandising Model

Our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers focused on improving comparable store inventory turnover, inventory age and freshness of merchandise. We purchase merchandise from many suppliers, none of which accounted for more than 4% of our net purchases during Fiscal 2017, Fiscal 2016 or Fiscal 2015. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Women’s ready-to-wear apparel	23%	24%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	21%
Youth apparel/baby	16%	16%	16%
Home	14%	12%	11%
Coats	5%	6%	6%

E-Commerce

We employ an e-commerce strategy currently focused on increasing awareness of the breadth of our merchandise selection, great brands and values, as well as driving traffic to our stores and selling merchandise directly from our website. We execute our strategy through our website and through social media platforms such as Facebook, Twitter and Pinterest. In recent years, we have focused on improving our online assortment, optimizing the user experience across devices, and improving our shipping and fulfillment capabilities in order to elevate the digital experience with our company for both new and existing customers.

Customer Demographic

Our core customer is the 25-49 year old woman, with an average annual household income of $25,000-$100,000. The core customer is educated, resides in mid- to large-sized metropolitan areas and is a brand conscious fashion enthusiast. This customer shops for herself, her family, and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise.

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

Competition

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-pricing concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our stores.

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

Employees

As of February 3, 2018, we employed approximately 40,000 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of February 3, 2018, employees at one of our stores were subject to a collective bargaining agreement.

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

You can access financial and other information about us in the Investor Relations section of our website, which can be accessed at www.burlington.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The information contained on, or accessible through, our website is not part of this Annual Report and is therefore not incorporated by reference. The reference to our website address is intended to be an inactive textual reference only.

Item 1A.	Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Such statements may include proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements and tax reform on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; our ability to successfully implement one or more of our strategic initiatives; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices by customers; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; regulatory and tax changes; our relationships with employees; the impact of current and future laws and the interpretation of such laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation; and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations, financial condition or cash flow and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations, financial condition or cash flow. More detailed information regarding certain risk factors described below is contained in other sections of this Annual Report.

Risks Related to Our Business and Our Substantial Indebtedness

A downturn in general economic conditions or consumer spending could adversely affect our business.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas, including taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

We may not be able to sustain our growth plans or successfully implement our long-range strategic goals.

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth.  We intend to open 35 to 40 net new stores each year, while refreshing, remodeling or relocating a portion of our existing store base annually. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

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

 We may not be able to execute our growth strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, or if these strategies do not yield the desire outcomes, our financial condition and results of operations would be adversely affected.

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

Many of our stores are strategically located in off-mall shopping areas known as “power centers.”  Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants.  Due to many of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located.  Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center.  Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.  We may respond by increasing markdowns, initiating marketing promotions or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Failure to execute our opportunistic buying and inventory management process could adversely affect our business.

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, which subjects us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

 In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and our e-commerce platform, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so.  In addition, as we implement inventory localization initiatives, there could be disruptions in inventory flow and placement.  Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our reputation.

  In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues, including strikes or threats of strikes, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our reputation.

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

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, if our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, or if we cannot optimize our existing stores, our growth strategy and profitability could be negatively impacted.

We lease substantially all of our store locations.  Most of our current leases expire at various dates after ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods.  While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to close a particular store. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and performing any of these obligations may be expensive. When we assign leases or sublease space to third parties, we may remain liable on the lease obligations, which could lead to significant expense if the assignee or sublessee does not perform. In addition, when the lease term for the stores in our ongoing operations expire, our ability to renew such expiring leases on commercially acceptable terms or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will each depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective lessors.  As we renew and replace our store leases, we also strive to optimize the size of our existing stores to ensure maximum space utilization, which frequently means adjusting operations to accommodate smaller space through increased store product density and inventory turn optimization.

In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund some of our expansion through cash flow from operations, lease payment credits from our lessors, and, if necessary, by borrowings under our line of credit.  If we experience a decline in performance or lease payment allowances from our lessors become unavailable, we may slow or discontinue store openings, relocations, refreshes and/or remodels.

If we are unable to effectively manage our existing portfolio of real estate leases, renew existing leases or lease suitable alternative locations, enter into leases for new stores on favorable terms, or optimize our existing stores, our growth and profitability may be negatively impacted.

Extreme and/or unseasonable weather conditions, or catastrophic events could have a significant adverse effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores or distribution centers are located – especially in areas with a high concentration of our stores – could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or employees to travel to our stores. In addition, unforeseen public health issues such as pandemics or epidemics, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances also could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores. As a result, our business could be adversely affected.

 Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter seasons or cool weather during the spring or summer seasons could render a portion of our inventory incompatible with those unseasonable conditions, particularly in light of our historical product mix. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because a significant portion of our net sales historically have occurred during the second half of the year, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

Since we do not have long-term contracts with our vendors, if we are unable to purchase attractive brand name merchandise in sufficient quantities at competitive prices, we may be unable to offer an appealing merchandise mix and our sales may be harmed.

Our ability to purchase merchandise opportunistically from third party vendors depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers in order to achieve the value proposition we strive to provide to our customers.  Some of our key vendors may limit the number of retail channels they use to sell their merchandise, which may result in intense competition among retailers to obtain and sell these goods. In addition, most of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long-term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time.  Finally, if our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced.

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

The loss of executives or other key personnel may disrupt our business and adversely affect our financial results.

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

We have a large workforce, and our ability to meet our labor needs while controlling costs, including costs of providing health, retirement and other associate benefits, is subject to various factors such as unemployment levels; prevailing wage rates and minimum wage requirements; participant benefit levels; economic conditions; interest rate changes; health and other insurance costs; and the regulatory environment, including health care legislation, and governmental labor and employment and associate benefits programs and requirements.  When wage rates or benefit levels increase in the market, increasing our wages or benefits to compete for employees may cause our earnings to decrease, while failing to increase our wages or benefits competitively or reducing our wages or benefits could result in a decline in our ability to attract or retain employees or in the quality of our workforce, causing our customer service or performance to suffer, which could negatively impact our results.

Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to us.

We are a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit and other vital matters. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress of such third parties.

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

Many vendors produce merchandise overseas, and our business is exposed to the risk of foreign and domestic operations.

We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from vendors, many of which produce merchandise overseas. Factors which affect overseas production could affect our vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales and gross margins in the retail industry.

Such factors include:

•

political or labor instability in countries where vendors are located or at foreign ports which could result in lengthy shipment delays, which, if timed ahead of the Fall and Winter peak selling periods, could materially and adversely affect our ability to stock inventory on a timely basis;

•

disruptions in the operations of domestic ports through which we import our merchandise, including labor disputes involving work slowdowns, lockouts or strikes, which could require us and/or our vendors to ship merchandise to alternative ports in the United States or through the use of more expensive means, and shipping to alternative ports in the United States could result in increased lead times and transportation costs; disruptions at ports through which we import our goods could also result in unanticipated inventory shortages;

•	political or military conflict, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

•

heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•

disease epidemics, outbreaks and other health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

Recently, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries, which in turn could have a material adverse effect on our business, results of operations and liquidity.

  Our business would be disrupted severely if one of our primary distribution centers were to shut down.

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise, and a strong, efficient and flexible distribution network is critical to our ability to grow and to maintain a low-cost operating structure. A disruption within our distribution network, including the shutdown of or loss of significant capacity by one of our current primary distribution centers, could adversely affect our ability to deliver inventory in a timely manner and significantly disrupt our business. In addition, any failure to continue to add capacity to our existing distribution centers and build out planned additional distribution centers timely and cost effectively could adversely affect our business.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely extensively on various information systems, including data centers, hardware and software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. In addition, some aspects of our business, like that of most retailers, involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our employees, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of confidential information.

Like most major corporations, however, the Company’s information systems are a target of attacks. Electronic security attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving. Computer hackers or other unauthorized third parties may attempt to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit and, if successful, misappropriate personal information, payment card or check information or confidential business information. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Further, our computer systems and the third-party systems of our vendors we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses or malware; security breaches; cyber-attacks; acts of war or terrorism; and design or usage errors by our employees or contractors.

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents, including the loss of individually identifiable customer or other sensitive data, we may incur substantial costs and suffer other negative consequences, which may include:

•

remediation costs, such as liability for stolen assets or information, repairs of system damage or replacement of systems, and incentives to customers or business partners in an effort to maintain relationships after an attack;

•	increased cybersecurity protection costs, which may include the costs to continue to make organizational changes, deploy additional personnel and protection technologies, train employees, and engage third party consultants;
•	lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;
•	litigation and legal risks, including regulatory actions by state and federal governmental authorities;
•	increased cybersecurity and other insurance premiums;
•	reputational damage that adversely affects customer or investor confidence; and
•	damage to our competitiveness, stock price, and long-term stockholder value.

Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time, and there is no guarantee that the proactive measures we put in place will be adequate to safeguard against all data security breaches or misuses of data. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Although we believe we are diligent in selecting systems and vendors, and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are additional inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption.

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

Difficulty complying with existing laws, rules, regulations, and local codes, or changes in existing laws, rules, regulations, and local codes could negatively affect our growth strategy, business operations and financial performance.

We are subject to federal, state and local laws, rules and regulations in the operation of our business.  In addition to complying with current laws, rules and regulations, we must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business.  Complying with local zoning codes, real estate land use restrictions, employment-related laws, and other local laws across numerous jurisdictions is particularly challenging as we grow the number of our stores in new municipalities and need to stay abreast of changes in such local laws.  The increasing proliferation of local laws, some of which may be conflicting, further complicates our efforts to comply with all of the various laws, rules and regulations that apply to our business.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as inventories and self-insurance reserves, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely on advertising to increase consumer awareness of our product offerings and pricing to drive store traffic and traffic to our e-commerce site. In addition, we rely and will increasingly rely on other forms of media advertising, including digital, social media and e-marketing. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Our advertising and marketing programs may not be successful if we do not:

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

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. We have increasingly utilized social media in our marketing and employment recruiting efforts in order to reach as many current and potential new customers and potential employment candidates as efficiently and cost effectively as possible, and have also retained third parties with expertise and distinction in the social media realm to bolster our social media efforts.  As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.

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

Our business could be impacted as a result of actions by activist stockholders or others.

From time to time, we may be subject to legal and business challenges in the operation of our Company due to stockholder proposals, media campaigns, proxy contests, and other such actions instituted by activist stockholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability, and may make it more difficult to attract and retain qualified personnel and business partners.

Circumstances limiting our ability, or the ability of our vendors, to access capital markets could adversely affect our business or financial condition.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to our short- and long-term debt may also negatively impact our access to the debt capital markets and increase our cost of borrowing. These circumstances may negatively impact our access to capital markets, which could have a materially adverse impact on our business or financial condition.

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

As of February 3, 2018, our total indebtedness was $1,127.0 million, including $1,108.9 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility). We had no outstanding borrowings under our $600.0 million asset-based lending facility (ABL Line of Credit) as of February 3, 2018. Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to approximately $55.0 million for the fiscal year ended February 3, 2018.

Our ability to make payments and to refinance our debt, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which is to some extent subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the Term Loan Facility and the ABL Line of Credit, may restrict us from affecting any of these alternatives.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2017, our stock price fluctuated from a high of $128.93 to a low of $79.07. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to alter or repeal our amended and restated bylaws;

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

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

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock in the near term. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our ABL Line of Credit and Term Loan Facility, any potential future indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if stockholders purchase shares of our common stock, realization of a gain on investment will depend on the appreciation of the price of our common stock, which may never occur.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We own the land and/or buildings for 38 of our stores and have leases for 590 of our stores. Our new stores are generally leased for an initial term of ten to fifteen years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are located in regional power centers, strip shopping centers, are freestanding or located in malls.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California	2006	660,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Redlands, California (Palmetto Ave)(b)	2015	446,000	Leased
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased

(a)	Inclusive of corporate offices.
(b)	Warehousing activities in this facility ceased during Fiscal 2017.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey distribution center and an office facility. We lease approximately 35,000 square feet of office space in New York City (east coast buying office), as well as 10,000 square feet of office space in Los Angeles, California (west coast buying office).

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

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.” The following table sets forth the quarterly high and low sales prices per share of our common stock during Fiscal 2017 and Fiscal 2016.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First quarter	$99.34	$79.80	$58.94	$48.55
Second quarter	$104.07	$80.87	$76.91	$51.19
Third quarter	$96.63	$79.07	$87.23	$72.45
Fourth quarter	$128.93	$88.64	$91.67	$68.94

Holders

As of March 2, 2018, we had 291 holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

Dividends

During the past two fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness as described in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our ABL Line of Credit and Term Loan Facility, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Stock Performance Graph

The performance graph below and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock from the closing prices on October 2, 2013 (the date our common stock commenced trading on the New York Stock Exchange) and as of the end of each fiscal year through February 3, 2018, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	October 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018
Burlington Stores, Inc.	$100.00	$102.28	$199.48	$214.83	$323.51	$462.81
S&P 500 Index	$100.00	$105.24	$117.78	$114.54	$135.47	$163.07
S&P Retailing Index	$100.00	$100.62	$119.48	$138.07	$161.95	$226.55

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended February 3, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 29, 2017 through November 25, 2017	102,240	$97.60	95,748	$259,638
November 26, 2017 through December 30, 2017	190,565	$111.53	190,380	$238,405
December 31, 2017 through February 3, 2018	190,354	$124.12	171,400	$217,173
Total	483,159		457,528

(1)

The number of shares purchased between October 29, 2017 and November 25, 2017, between November 26, 2017 and December 30, 2017 and between December 31, 2017 and February 3, 2017 include 6,492, 185 and 18,954, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock. This share repurchase program will be funded using the Company’s available cash and is authorized to be executed through August 2019. As of February 3, 2018, we had $217.2 million available for purchase under this share repurchase program.  For a further discussion of our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2017, Fiscal 2016 and Fiscal 2015 and for the fiscal years ended January 31, 2015 (Fiscal 2014) and February 1, 2014 (Fiscal 2013) have been derived from our historical audited Consolidated Financial Statements.

The historical consolidated financial data presented below should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Annual Report. Our historical consolidated financial data may not be indicative of our future performance.

	Fiscal Year Ended(1)
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$6,084,766	$5,566,038	$5,098,932	$4,814,504	$4,427,503
Net income	$384,852	$215,873	$150,482	$65,955	$16,150
Net (loss) income per share—basic:
Class L stockholders	$—	$—	$—	$—	$31.93
Common stockholders	$5.64	$3.06	$2.03	$0.89	$(0.26)
Net (loss) income per share—diluted:
Class L stockholders	$—	$—	$—	$—	$31.93
Common stockholders	$5.48	$3.01	$1.99	$0.87	$(0.39)
Consolidated Balance Sheet Data (end of the period):
Inventory	752,562	701,891	783,528	788,708	720,052
Total assets	2,812,829	2,574,483	2,571,813	2,614,285	2,596,712
Long term debt	1,113,808	1,128,843	1,295,163	1,238,992	1,344,779
Stockholders’ equity (deficit) (2)	86,774	(49,812)	(99,022)	(65,951)	(150,468)
Other Financial Data:
Adjusted Net Income(3)	405,753	232,268	174,555	138,577	70,239
Adjusted EBITDA(4)	696,066	584,562	484,029	448,066	383,697
Comparable store sales growth(5)	3.4%	4.5%	2.1%	4.9%	4.7%
Gross margin rate	41.5%	40.8%	40.0%	39.7%	39.1%
Store payroll as a percentage of net sales	8.5%	8.5%	8.6%	8.8%	9.1%
Cash flow increase (decrease)	51,689	60,682	(4,434)	(107,635)	89,648
Working capital (deficit)(6)	(46,998)	(96,310)	18,594	26,566	80,604
Gross square footage (in thousands)	45,693	44,736	43,468	42,212	41,010
Selling square footage (in thousands)	33,305	34,234	33,230	33,597	32,601

(1)	Fiscal 2017 consisted of 53 weeks. Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013 consisted of 52 weeks.
(2)

In February 2013, we declared a special cash dividend of approximately $336.0 million ($5.89/unit) to our stockholders from the proceeds of the offering of $350.0 million aggregate principal amount of Senior Notes, payable to Class A and Class L stockholders on a pro rata basis.

(3)

We define Adjusted Net Income as net income, exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments, secondary offerings, termination of Advisory Agreement and other; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income. For further discussion of Adjusted Net Income, including a reconciliation of Adjusted Net Income to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(4)

We define Adjusted EBITDA as net income, exclusive of the following items: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments, secondary offerings, termination of our Advisory Agreement and other, (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains. For further discussion of Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(5)

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our comparable store sales are based on a 52-week basis.

(6)	We define working capital as current assets (excluding restricted cash) minus current liabilities.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context requires otherwise, references to “the Company,” “we,” “our,” or “us” refer to Burlington Stores, Inc. and its consolidated subsidiaries.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Selected Financial Data” section and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth under the caption entitled “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this Annual Report.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 629 stores as of February 3, 2018, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Overview of Fiscal 2017 Operating Results

Highlights from Fiscal 2017 (53 weeks) compared with Fiscal 2016 (52 weeks) include the following:

•	We generated total revenues of $6,110.0 million compared with $5,591.0 million.
•	Net sales improved $518.7 million to $6,084.8 million (inclusive of a 3.4% comparable store sales increase).
•	Gross margin as a percentage of net sales improved to 41.5% compared with 40.8%. Product sourcing costs, which are included in selling, general and administrative expenses, remained flat.
•	Selling, general and administrative expenses as a percentage of net sales improved to 30.6% compared with 31.0%.
•	We earned net income of $384.9 million compared with $215.9 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $173.5 million to $405.8 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $111.5 million to $696.1 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $93.5 million to $518.3 million.

Weather-Related Incidents

As a result of the effects of certain weather-related incidents during Fiscal 2017, 82 of our stores were closed for at least one day.  We incurred losses of $23.1 million related to these closures, as well as repair and maintenance costs related to the clean-up of these stores. As of February 3, 2018, we received approximately $11.7 million of insurance proceeds to offset some of the losses.  In addition, we have recorded an $8.9 million receivable related to these losses as of February 3, 2018, as the collection is deemed probable based on the insurance contracts we had in place at the time of the losses.

Term Loan Repricing and Extension

On November 17, 2017, we completed the repricing and extension of our senior secured term loan facility (the Term Loan Facility), which, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%. We also extended the maturity date from August 13, 2021 to November 17, 2024. As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $2.9 million. Also in connection with the transaction, we incurred fees of $2.3 million. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for further explanation.

Store Openings, Closings and Relocations

During Fiscal 2017, we opened 48 new stores, inclusive of five relocations, and closed six stores, exclusive of the aforementioned relocations, bringing our store count as of February 3, 2018 to 629 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending February 2, 2019 (Fiscal 2018), we plan to open 35-40 net new stores, which includes 60 gross new stores, along with 20 to 25 store relocations and closings.

Federal Tax Reform

The 2017 U.S. Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%.  The change reduced our effective tax rate by 21.1% for Fiscal 2017, primarily due to a one-time incremental benefit of approximately $93 million related to the re-measurement of net deferred tax positions to reflect the reduced corporate tax rate.

Newly Adopted Accounting Standards

During the first quarter of Fiscal 2017, we adopted the new share based accounting standard. The primary impact of adoption was the prospective recognition of excess tax benefits in the income statement as an income tax benefit rather than equity, which lowered our effective tax rate by 440 basis points and improved our net income per share during the year ended February 3, 2018 by $0.23. Refer to Note 2 to our Consolidated Financial Statements, “Recent Accounting Pronouncements,” for a discussion of recent accounting pronouncements and their impact on our Consolidated Financial Statements.

Ongoing Initiatives for Fiscal 2018

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include:

•	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories, which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program, which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•

Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer, a brand-conscious fashion enthusiast, aged 25-49, with an average annual household income of $25,000-$100,000, by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

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

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products, bath and cosmetic merchandise, housewares, décor for the home and beauty as we continue to de-weather our business, and maintain the flexibility to introduce new categories.

•	Expanding, Modernizing and Optimizing Our Store Fleet.

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. Our goal is to open 35-40 net new stores during Fiscal 2018, and to open a minimum of 30 net new Burlington Stores annually going forward.

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that more than 98% of our existing stores had positive Adjusted EBITDA for Fiscal 2017. By focusing on opening stores with attractive unit economics, we are able to achieve attractive returns on capital and continue to grow our margins. We believe that, as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

•

Enhancing the Store Experience Through Store Remodels. We continue to invest in store remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience. During Fiscal 2017, we remodeled 34 of our stores. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space, added new departments such as home and accessories and made various other improvements as appropriate by location.

•	Increasing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•

Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

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

A slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that, if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If we were to experience adverse economic trends and our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

Competition and Margin Pressure. We believe that, in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount to prices offered by other retailers as well as an assortment of merchandise that is appealing to our customers.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $384.9 million during Fiscal 2017 compared with net income of $215.9 million during Fiscal 2016. This improvement was primarily driven by our improved gross margin and a one-time incremental tax benefit from the Tax Act, partially offset by an increase in our selling, general and administrative expenses and depreciation and amortization. We earned net income of $215.9 million during Fiscal 2016 compared with net income of $150.5 million for Fiscal 2015. This improvement was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and income tax expense.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease amortization; (ii) costs related to debt amendments and secondary offering; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) amounts related to certain litigation; (vii) advisory fees and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) depreciation and amortization; (v) impairment charges; (vi) stock option modification expense; (vii) costs related to debt amendments and secondary offering; (viii) amounts related to certain litigation; (ix) advisory fees and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) impairment charges; (v) stock option modification expense; (vi) net favorable lease amortization; (vii) costs related to debt amendments and secondary offering; (viii) amounts related to certain litigation; (ix) advisory fees and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT, because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income does not reflect:

•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	costs related to debt amendments or our secondary offering that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	losses on the extinguishment of debt;
•	impairment charges on long-lived assets;
•

reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the advisory agreement in connection with our initial public offering (the Advisory Agreement) that were expensed during the fiscal periods;

•	amounts charged for certain litigation; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

For Fiscal 2017, Adjusted Net Income improved $173.5 million to $405.8 million. This improvement was the result of our improved gross margin and a one-time incremental tax benefit from the Tax Act, partially offset by increased selling, general and administrative expenses, as well as increased depreciation and amortization. For Fiscal 2016, Adjusted Net Income improved $57.7 million to $232.3 million. This improvement was the result of our improved gross margin and a reduction in our interest expense, partially offset by increased costs, primarily selling, general and administrative expenses and income tax expense, net of the tax effect of the adjustments cited above (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
Reconciliation of net income to Adjusted Net Income:
Net income	$384,852	$215,873	$150,482
Net favorable lease amortization (a)	23,325	23,828	24,130
Costs related to debt amendments and secondary offering (b)	2,262	1,346	247
Stock option modification expense (c)	142	601	1,368
Loss on extinguishment of debt (d)	2,881	3,805	649
Impairment charges (e)	2,127	2,450	6,111
Advisory fees (f)	—	—	105
Litigation accrual(g)	—	3,457	5,600
Tax effect (h)	(9,836)	(19,092)	(14,137)
Adjusted Net Income	$405,753	$232,268	$174,555

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction, and are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income.

(b)

For Fiscal 2017, costs are related to the repricing and extension of our Term Loan Facility. For Fiscal 2016, costs are related to the repricing of our Term Loan Facility. For Fiscal 2015, costs are related to our secondary offering.

(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility. For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility.

(e)	Represents impairment charges on long-lived assets.
(f)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

(g)	Represents amounts charged for certain litigation.
(h)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, for the tax impact of items (a) through (g). In addition, during Fiscal 2016, the tax effect also includes the benefit of the one-time release of certain valuation allowances related to Puerto Rico deferred tax assets.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments or our secondary offering that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	impairment charges on long-lived assets;
•	our income tax expense or the cash requirements to pay our taxes;
•	amounts charged for certain litigation; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

For Fiscal 2017, Adjusted EBITDA improved $111.5 million to $696.1 million. For Fiscal 2016, Adjusted EBITDA improved $100.5 million to $584.6 million. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
Reconciliation of net income to Adjusted EBITDA:
Net income	$384,852	$215,873	$150,482
Interest expense	58,777	56,161	58,999
Interest income	(206)	(56)	(25)
Loss on extinguishment of debt (a)	2,881	3,805	649
Costs related to debt amendments and secondary offering (b)	2,262	1,346	247
Stock option modification expense (c)	142	601	1,368
Advisory fees (d)	—	—	105
Depreciation and amortization	201,103	183,586	172,099
Impairment charges (e)	2,127	2,450	6,111
Litigation accrual (f)	—	3,457	5,600
Income tax expense	44,128	117,339	88,394
Adjusted EBITDA	$696,066	$584,562	$484,029

(a)

For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility. For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility.

(b)

For Fiscal 2017, costs are related to the repricing and extension of our Term Loan Facility. For Fiscal 2016, costs are primarily related to the repricing of our Term Loan Facility. For Fiscal 2015, costs are primarily related to our secondary offering.

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

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments or our secondary offering that were expensed during the fiscal periods;
•	expenses related to our May 2013 stock option modification;
•	reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement;

•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	impairment charges on long-lived assets;
•	our income tax expense or the cash requirements to pay our taxes;
•	amounts charged for certain litigation; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

For Fiscal 2017, Adjusted EBIT improved $93.5 million to $518.3 million. For Fiscal 2016, Adjusted EBIT improved $88.7 million to $424.8 million. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBIT for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
Reconciliation of net income to Adjusted EBIT:
Net income	$384,852	$215,873	$150,482
Interest expense	58,777	56,161	58,999
Interest income	(206)	(56)	(25)
Loss on extinguishment of debt (a)	2,881	3,805	649
Costs related to debt amendments and secondary offering (b)	2,262	1,346	247
Stock option modification expense (c)	142	601	1,368
Net favorable lease amortization (d)	23,325	23,828	24,130
Advisory fees (e)	—	—	105
Impairment charges (f)	2,127	2,450	6,111
Litigation accrual (g)	—	3,457	5,600
Income tax expense	44,128	117,339	88,394
Adjusted EBIT	$518,288	$424,804	$336,060

(a)

For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility. For Fiscal 2015, amounts relate to the May 2015 prepayment on our Term Loan Facility.

(b)

For Fiscal 2017, costs are related to the repricing and extension of our Term Loan Facility. For Fiscal 2016, costs are primarily related to the repricing of our Term Loan Facility. For Fiscal 2015, costs are primarily related to our secondary offering.

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

(e)

Amounts represent reimbursement for out-of-pocket expenses that were paid to Bain Capital pursuant to the Advisory Agreement. Amounts are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

(f)	Represents impairment charges on long-lived assets.
(g)	Represents amounts charged for certain litigation.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities.  The table below depicts our comparable store sales during Fiscal 2017, Fiscal 2016 and Fiscal 2015, all of which are calculated on a 52 week basis.

Comparable Store Sales
Fiscal 2017	3.4%
Fiscal 2016	4.5%
Fiscal 2015	2.1%

During Fiscal 2017, there were 19 stores that were temporarily closed for seven or more days due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  In addition, we temporarily closed five stores during Fiscal 2017 for relocation, and one during Fiscal 2016. We have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days, as well as during the month(s) of their grand re-opening activities. Refer to the section below entitled “Results of Operations” for further explanation on the impact of the weather-related incidents on our net sales.

Various factors affect comparable store sales, including weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 70 basis points to 41.5% during Fiscal 2017, compared with 40.8% during Fiscal 2016. The improvement was driven by strong merchandise margins. In addition, product sourcing costs remained flat, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income. Gross margin as a percentage of net sales during Fiscal 2015 was 40.0%.

Inventory. Inventory at February 3, 2018 increased to $752.6 million from $701.9 million at January 28, 2017. This increase was primarily driven by the inventory required for our 37 net new stores opened since January 28, 2017, as well as an increase in our pack-and-hold inventory, which was 25% of total inventory at the end of Fiscal 2017 compared to 23% at the end of Fiscal 2016.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. Comparable store inventory, which is calculated on a 52 weeks basis, decreased approximately 7% as of February 3, 2018 as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover.

Inventory turnover and comparable store inventory turnover are performance metrics that indicate how efficiently inventory is bought and sold. They each measure the length of time that we own our inventory.

 Inventory turnover is calculated by dividing cost of goods sold by the 13-month average cost value of our inventory for the period being measured. Our inventory turnover rate improved to 4.6 turns per year during Fiscal 2017, compared with 4.2 turns per year during Fiscal 2016.

Comparable store inventory turnover, which is determined on a 52-week basis, is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 9% during Fiscal 2017.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of not including distribution center and warehouse inventory as well as inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and “pack-and-hold” inventory acquired opportunistically for future store release. The magnitude of pack-and-hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of benefits and payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.5% during both Fiscal 2017 and Fiscal 2016. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset (i) minimum wage increases at our stores, as well as (ii) store payroll for our Puerto Rico stores with no related sales at the stores that were closed during Fiscal 2017 as a result of the weather-related incidents. Store payroll as a percentage of net sales was 8.6% during Fiscal 2015.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $51.7 million during Fiscal 2017, resulting in a cash and cash equivalent balance of $133.3 million as of February 3, 2018, compared with an increase in cash and cash equivalents of $60.7 million during Fiscal 2016. The decrease in our cash flow was primarily driven by increased purchases of treasury stock and increased purchases of property and equipment. These increased cash outflows were partially offset by changes in the net borrowings on our ABL Line of Credit (no net change during Fiscal 2017 compared with $167.4 million net repayments during Fiscal 2016). Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at February 3, 2018 of $47.0 million compared with a working capital deficit of $96.3 million at January 28, 2017. The improved working capital was primarily related to the increases in our cash and cash equivalents and inventories. Prepaid rent also increased from January 28, 2017, due to the timing of our fiscal calendar. These increases were partially offset by an increase in our accounts payable from January 28, 2017 as a result of our 37 net new stores opened during Fiscal 2017 and the timing of our inventory purchases.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.6
Total revenue	100.4	100.4	100.6
Cost of sales	58.5	59.2	60.0
Selling, general and administrative expenses	30.6	31.0	31.3
Costs related to debt amendments and secondary offering	0.0	0.0	0.0
Stock option modification expense	0.0	0.0	0.1
Depreciation and amortization	3.3	3.3	3.4
Impairment charges - long-lived assets	0.0	0.0	0.1
Other income - net	(0.1)	(0.2)	(0.1)
Loss on extinguishment of debt	0.0	0.1	0.0
Interest expense	1.0	1.0	1.2
Total costs and expenses	93.3	94.4	96.0
Income before income tax expense	7.1	6.0	4.6
Income tax expense	0.7	2.1	1.7
Net income	6.4%	3.9%	2.9%

Performance for Fiscal Year (53 weeks) Ended February 3, 2018 (Fiscal 2017) Compared with Fiscal Year (52 weeks) Ended January 28, 2017 (Fiscal 2016)

Net sales

Net sales improved $518.7 million, or 9.3%, to $6,084.8 million, primarily attributable to the following:

•	an increase of $274.0 million from our new and non-comparable stores;
•	an increase in comparable store sales of $184.9 million, or 3.4%, to $5,581.6 million; and
•	an increase of $82.1 million from the of 53rd week of Fiscal 2017; partially offset by
•	a $22.3 million decrease related to the net impact of permanently closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model. During Fiscal 2017, we closed a total of 19 stores due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  The impact of these store closures are reflected in the total sales results for Fiscal 2017, and reduced the incremental contribution from new and non-comparable sales by approximately $47 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 70 basis points to 58.5% during Fiscal 2017, primarily driven by strong merchandise margins. Product sourcing costs were flat, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income. On a dollar basis, cost of sales increased $261.8 million, or 7.9%, primarily driven by our overall increase in sales and costs incurred during the 53rd week of Fiscal 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved 40 basis points during Fiscal 2017. The following table details selling, general and administrative expenses for Fiscal 2017 compared with Fiscal 2016:

	(in millions)
	Fiscal Year Ended
	February 3, 2018 (53 Weeks)	Percentage of Net Sales	January 28, 2017	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,236.0	20.3%	$1,133.8	20.4%	$102.2	9.0%
Product sourcing costs	283.6	4.7	261.0	4.7	22.6	8.7
Corporate costs	180.5	3.0	168.5	3.0	12.0	7.1
Marketing and strategy costs	92.2	1.5	91.8	1.6	0.4	0.4
Other selling, general and administrative expenses	71.2	1.1	68.2	1.3	3.0	4.4
Selling, general and administrative expenses	$1,863.5	30.6%	$1,723.3	31.0%	$140.2	8.1%

Store related costs as a percentage of net sales improved approximately 10 basis points during Fiscal 2017, driven by leverage in occupancy costs. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset (i) minimum wage increases at our stores, as well as (ii) store payroll for our Puerto Rico stores with no related sales at the stores that were closed during Fiscal 2017 as a result of the hurricanes. On a dollar basis, the $102.2 million increase was primarily driven by our new and non-comparable stores, as well as costs incurred during the 53rd week of Fiscal 2017.

Product sourcing costs as a percentage of net sales remained flat during Fiscal 2017.

Corporate costs increased $12.0 million during Fiscal 2017, primarily driven by an increase in our stock-based compensation.

Marketing and strategy costs as a percentage of net sales improved 10 basis points during Fiscal 2017, primarily driven by our increased leverage from our national television advertising.

Costs related to debt amendments and secondary offering

During Fiscal 2017 and Fiscal 2016, we recorded costs related to debt amendments of $2.3 million and $1.3 million, respectively, representing legal and placement fees incurred in connection with the repricing and extension of our Term Loan Facility in Fiscal 2017, and the repricing of our Term Loan Facility in Fiscal 2016. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding these transactions.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $201.1 million during Fiscal 2017 compared with $183.6 million during Fiscal 2016. The increase was primarily driven by our investments in new and non-comparable stores, as well as depreciation and amortization for the 53rd week during Fiscal 2017.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $2.1 million and $2.5 million during Fiscal 2017 and Fiscal 2016, respectively. We recorded impairment charges related to store-level assets for four stores and five stores during Fiscal 2017 and Fiscal 2016, respectively. During Fiscal 2016, we also recorded impairment charges for capital expenditures for previously impaired stores. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other income, net

Other income, net (consisting of breakage income, gains and losses on disposition of assets, investment income and other miscellaneous items) decreased $1.9 million to $8.9 million during Fiscal 2017. The decrease in other income was primarily driven by the losses recognized related to damage to our stores caused by certain weather-related incidents during Fiscal 2017, as well as a gain on the sale of one of our owned stores during Fiscal 2016 that did not repeat in Fiscal 2017.

Loss on extinguishment of debt

During Fiscal 2017 and Fiscal 2016, we recorded a loss on extinguishment of debt of $2.9 million and $3.8 million, respectively, as a result of the repricing and extension of our Term Loan Facility in Fiscal 2017 and the repricing of our Term Loan Facility in Fiscal 2016. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense increased $2.6 million to $58.8 million, primarily driven by an increase in the amortization of financing costs associated with our interest rate cap contracts from accumulated other comprehensive income into interest expense, as well as the impact of rising LIBOR rates during Fiscal 2017 on the ABL Line of Credit and the unhedged portion of the Term Loan Facility. This increase was partially offset by the lower average balance of the ABL Credit Facility in Fiscal 2017 compared to Fiscal 2016, as well as the repricing of the Term Loan Facility.

Our average interest rates and average balances related to our ABL Line of Credit and our Term Loan Facility for Fiscal 2017 compared with Fiscal 2016 are summarized in the table below:

	Fiscal Year Ended
	February 3,	January 28,
	2018	2017
Average interest rate – ABL Line of Credit	2.7%	1.8%
Average interest rate – Term Loan Facility	3.9%	3.9%
Average balance – ABL Line of Credit (in millions)	$71.0	$173.9
Average balance – Term Loan Facility (in millions)	$1,116.7	$1,117.0

Income tax expense

Income tax expense was $44.1 million for Fiscal 2017 compared with $117.3 million for Fiscal 2016. The effective tax rate was 10.3% related to pretax income of $429.0 million for Fiscal 2017, and the effective tax rate was 35.2% related to pretax income of $333.2 million for Fiscal 2016. The decrease in the effective tax rate was primarily the result of the impact of the Tax Act and the inclusion of excess tax benefits from stock compensation within the tax provision upon our adoption of Accounting Standard Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016 – 09) in the first quarter of 2017. The Tax Act was signed into law on December 22, 2017.  The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%.  The change reduced the effective tax rate by 21.1% for Fiscal 2017, primarily due to a one-time incremental benefit of approximately $93 million related to re-measurement of net deferred tax positions to reflect the reduced statutory corporate tax rate. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

Net income

We earned net income of $384.9 million during Fiscal 2017 compared with net income of $215.9 million for Fiscal 2016. The improvement in our net income was primarily driven by our improved gross margin and decreased income tax expense as a result of the Tax Act, partially offset by an increase in our selling, general and administrative expenses, as well as depreciation and amortization expense.

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

Other revenue

Other revenue (consisting of layaway, shipping and handling, alteration, dormancy and other service charges, subleased rental income and rental income from leased departments) decreased $6.0 million to $24.9 million, primarily driven by a reduction in rental income from third party fragrance sales. During Fiscal 2015, we began the conversion of our fragrance business, which was previously operated under a licensing arrangement, to an owned category which is recorded in the line item “Net sales” in our Consolidated Statements of Income. As of January 28, 2017, fragrance was exclusively an owned business.

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

Corporate costs increased $12.8 million during Fiscal 2016, primarily driven by increases in incentive compensation and stock-based compensation.

Marketing and strategy costs improved 30 basis points during Fiscal 2016, primarily driven by our increased leverage from our national television advertising.

Costs related to debt amendments and secondary offering

During Fiscal 2016, we recorded costs related to debt amendments of $1.3 million representing legal and placement fees incurred in connection with the repricing of our Term Loan Facility. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding this transaction. During Fiscal 2015, we recorded $0.2 million of secondary offering costs. Refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further details on our secondary offering.

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

Other income, net

Other income, net, improved $5.0 million to $10.8 million during Fiscal 2016. The improvement in other income was primarily driven by the sale of certain state tax credits as well as a gain on the sale of one of our owned stores.

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

Our average interest rates and average balances related to our ABL Line of Credit and our Term Loan for Fiscal 2016 compared with Fiscal 2015 are summarized in the table below:

	Fiscal Year Ended
	January 28,	January 30,
	2017	2016
Average interest rate – ABL Line of Credit	1.8%	1.6%
Average interest rate – Term Loan Facility	3.9%	4.3%
Average balance – ABL Line of Credit (in millions)	$ 173.9	$ 199.3
Average balance – Term Loan Facility (in millions)	$ 1,117.0	$ 1,129.4

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

Cash Flows

Cash Flows for Fiscal 2017 Compared with Fiscal 2016

We generated $51.7 million of cash flows during Fiscal 2017 compared with $60.7 million during Fiscal 2016.

Net cash provided by operating activities amounted to $607.3 million and $615.9 million during Fiscal 2017 and Fiscal 2016, respectively. The decrease in our operating cash flows was primarily driven by an increase in income tax payments, as well as changes in working capital, including (i) changes in our merchandise inventories, (ii) changes in other current liabilities, (iii) changes in prepaid rent due to the timing of our fiscal calendar and (iv) changes in accounts receivable. These decreases were partially offset by our improved operating results as well as changes in accounts payable.

Net cash used in investing activities was $262.2 million and $180.4 million during Fiscal 2017 and Fiscal 2016, respectively. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, store remodels and other store expenditures) and our overall supply chain initiatives.

Net cash used in financing activities was $293.4 million during Fiscal 2017 compared to $374.9 million during Fiscal 2016. This decrease was primarily related to the net change in our ABL Line of Credit (no net borrowings during Fiscal 2017 compared to $167.4 million of net repayments during Fiscal 2016), partially offset by an increase in purchases of treasury stock.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Changes in working capital also impact our cash flows. We had a working capital deficit at February 3, 2018 of $47.0 million compared with $96.3 million at January 28, 2017. Refer to the section above entitled “Key Performance Measures” for explanation of the changes in our working capital.

Cash Flows for Fiscal 2016 Compared with Fiscal 2015

We generated $60.7 million of cash flows during Fiscal 2016 compared with a use of $4.4 million during Fiscal 2015.

Net cash provided by operating activities amounted to $615.9 million and $339.4 million during Fiscal 2016 and Fiscal 2015, respectively. The improvement was primarily driven by our improved operating results, as well as a decrease in income tax and incentive compensation payments during Fiscal 2016 compared to Fiscal 2015. The improvement was also driven by changes in our inventories and accounts payable. These improvements were partially offset by changes in our deferred rent incentives and deferred income taxes.

Net cash used in investing activities was $180.4 million and $194.7 million during Fiscal 2016 and Fiscal 2015, respectively. This change was primarily the result of a reduction in capital expenditures related to our overall supply chain initiatives, partially offset by an increase in store expenditures (new stores, store remodels and other store expenditures).

Net cash used in financing activities was $374.9 million during Fiscal 2016 compared to $149.1 million during Fiscal 2015. This change was primarily related to the net change in our ABL Line of Credit ($167.4 million net repayments during Fiscal 2016 compared to $104.1 million of net borrowings during Fiscal 2015) and the $50.0 million repayment on our Term Loan Facility during Fiscal 2015 that did not repeat in Fiscal 2016.

Capital Expenditures

For Fiscal 2017, cash spend for capital expenditures, net of $48.8 million of landlord allowances and $6.0 million of insurance recoveries related to property and equipment, amounted to $213.4 million. These capital expenditures include approximately $100 million, net of the previously mentioned landlord allowances and insurance recoveries, for store expenditures (new stores, store remodels and other store expenditures). In addition, we made capital expenditures of approximately $50 million to support our supply chain initiatives, with the rest to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $155.3 million, net of approximately $32.2 million of landlord allowances, during Fiscal 2016.

We estimate that we will spend approximately $250 million, net of approximately $60 million of landlord allowances and insurance recoveries related to property and equipment, in capital expenditures during Fiscal 2018, including approximately $120 million, net of the previously mentioned landlord allowances and insurance recoveries, for store expenditures (new stores, store remodels and other store expenditures). In addition, we estimate that we will spend approximately $35 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On November 15, 2016, our Board of Directors authorized the repurchase of up to $200 million of our common stock, which we completed during the third quarter of Fiscal 2017. On August 16, 2017, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock. This new repurchase program is authorized to be executed through August 2019, and is funded using our available cash and borrowings on our ABL Line of Credit. As of February 3, 2018, we had $217.2 million available for purchase under this share repurchase program.

During Fiscal 2017, we repurchased 3,006,720 shares of common stock for $282.5 million under our share repurchase programs.

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

Debt

As of February 3, 2018, our obligations include $1,108.9 million, inclusive of original issue discount, under our Term Loan Facility. We had no outstanding balance on our ABL Line of Credit as of February 3, 2018. Our debt obligations also include $21.9 million of capital lease obligations as of February 3, 2018. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

On November 17, 2017, we entered into Amendment No. 6 (the Sixth Amendment) to the Term Loan Credit Agreement governing our Term Loan Facility. The Sixth Amendment, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%. The Sixth Amendment also extended the maturity date from August 13, 2021 to November 17, 2024. The Sixth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-4 Loans with a like aggregate principal amount of Term B-5 Loans.

As a result of the Sixth Amendment, we recognized a non-cash loss on the extinguishment of debt of $2.9 million, representing the write-off of $1.5 million and $1.4 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in our Consolidated Statements of Income. Also in connection with the Sixth Amendment, we incurred fees of $2.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in our Consolidated Statements of Income.

At February 3, 2018, our borrowing rate related to the Term Loan Facility was 4.06%.

ABL Line of Credit

At February 3, 2018, we had $455.8 million available under the ABL Line of Credit with no outstanding borrowings. The maximum borrowings under the facility during Fiscal 2017 amounted to $235.5 million. Average borrowings during Fiscal 2017 amounted to $71.0 million at an average interest rate of 2.7%.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 3, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$1,114,208	$11,170	22,340	22,340	1,058,358
Interest on debt obligations(2)	280,268	43,868	83,662	80,930	71,808
Capital lease obligations(3)	31,517	4,036	7,681	8,167	11,633
Operating lease obligations(4)	2,991,949	349,994	704,282	617,499	1,320,174
Purchase obligations(5)	854,430	854,430	—	—	—
Other(6)	957	957	—	—	—
Total	$5,273,329	$1,264,455	$817,965	$728,936	$2,461,973

(1)	Represents future principal payments on outstanding borrowings as of February 3, 2018.
(2)

Represents interest payments on (i) the outstanding balance of our Senior Secured Term Loan Facility, with an average interest rate of 3.9% during Fiscal 2017 and (ii) the average borrowings outstanding on our ABL Line of Credit during Fiscal 2017, with an average interest rate of 2.7% during Fiscal 2017.

(3)	Capital lease obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)

Represents commitments to purchase goods that have not been received as of February 3, 2018. The table above excludes statements of work for services used in our business of up to $103.2 million over the next five years.

(6)	Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

The table above excludes payments made for the financing of our interest rate cap contracts through May 31, 2019, as the amounts of these payments are not certain due to changes in LIBOR.

Our agreements with three former employees (including our former President and Chief Executive Officer) to pay their respective beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $21.2 million, inclusive of $12.1 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $60.0 million as of February 3, 2018.

As of February 3, 2018, insurance reserves amounted to $64.9 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have resulted in an increase in markdown expense of approximately $2.8 million for Fiscal 2017.

Typically, estimates are used to record inventory shortage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted annually during the second or fourth quarters to calculate actual shortage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shortage may be identified as a result of the physical inventory counts, requiring adjustments. During the fourth quarter of Fiscal 2017 and Fiscal 2016, we recorded shortage adjustment gains of $1.8 million and $5.1 million, respectively, as a result of actual shortage being less than what we had estimated. During the fourth quarter of Fiscal 2015, we recorded a shortage adjustment loss of $3.5 million, as a result of actual shortage being more than what we had estimated.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $64.9 million and $70.0 million at February 3, 2018 and January 28, 2017, respectively.

Recent Accounting Pronouncements

Refer to Note 2 to our Consolidated Financial Statements, “Recent Accounting Pronouncements,” for a discussion of recent accounting pronouncements and their impact in our Consolidated Financial Statements.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in this Annual Report.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2017, Fiscal 2016 or Fiscal 2015. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

Off-Balance Sheet Arrangements

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.”

We manage our interest rate risk through the use of interest rate cap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On April 24, 2015, we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts have an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, and mature on May 31, 2019.

On November 17, 2017, we completed the repricing and extension of our Term Loan Facility, which, among other things, reduced the interest rate margins from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%.

We had exposure to changes in interest rates on our Term Loan Facility above the 1.00% rate under our interest rate cap contracts.  In addition, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At February 3, 2018, we had $1,114.2 million of floating-rate debt, exclusive of original issue discount. Based on $1,114.2 million outstanding as floating-rate debt, a one percentage point increase as of February 3, 2018 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $3.2 million per year, resulting in $3.2 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of February 3, 2018, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at February 3, 2018	Additional Interest Expense Q1 2018	Additional Interest Expense Q2 2018	Additional Interest Expense Q3 2018	Additional Interest Expense Q4 2018
Term Loan Facility (a)	$1,114.2	$0.8	$0.8	$0.8	$0.8
ABL Line of Credit	—	—	—	—	—
	$1,114.2	$0.8	$0.8	$0.8	$0.8

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Burlington Stores, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows, for each of the three fiscal years in the period ended February 3, 2018, and the related notes and the statement schedules listed in the Index at Item 15 (a)(2). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2018 with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 20, 2018

We have served as the Company's auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
REVENUES:
Net sales	$6,084,766	$5,566,038	$5,098,932
Other revenue	25,277	24,912	30,911
Total revenue	6,110,043	5,590,950	5,129,843
COSTS AND EXPENSES:
Cost of sales	3,559,158	3,297,373	3,059,641
Selling, general and administrative expenses	1,863,501	1,723,251	1,597,718
Costs related to debt amendments and secondary offering	2,262	1,346	247
Stock option modification expense	142	601	1,368
Depreciation and amortization	201,103	183,586	172,099
Impairment charges - long-lived assets	2,127	2,450	6,111
Other income - net	(8,888)	(10,835)	(5,865)
Loss on extinguishment of debt	2,881	3,805	649
Interest expense	58,777	56,161	58,999
Total costs and expenses	5,681,063	5,257,738	4,890,967
Income before income tax expense	428,980	333,212	238,876
Income tax expense	44,128	117,339	88,394
Net income	$384,852	$215,873	$150,482

Net income per common share:
Common stock - basic	$5.64	$3.06	$2.03
Common stock - diluted	$5.48	$3.01	$1.99
Weighted average number of common shares:
Common stock - basic	68,286	70,480	74,111
Common stock - diluted	70,288	71,721	75,443

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
Net income	$384,852	$215,873	$150,482
Other comprehensive income (loss), net of tax:
Interest rate cap contracts:
Net unrealized gains (losses) arising during the period	1,742	220	(7,420)
Reclassification into earnings during the period	3,562	1,581	172
Other comprehensive income (loss), net of tax:	5,304	1,801	(7,248)
Total comprehensive income	$390,156	$217,674	$143,234

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 3,	January 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$133,286	$81,597
Restricted cash and cash equivalents	27,800	27,800
Accounts receivable—net of allowance for doubtful accounts of $99 and $262	71,649	43,252
at February 3, 2018 and January 28, 2017, respectively
Merchandise inventories	752,562	701,891
Prepaid and other current assets	115,136	73,784
Total current assets	1,100,433	928,324
Property and equipment—net	1,134,772	1,049,447
Tradenames	238,000	238,000
Favorable leases—net	188,947	213,180
Goodwill	47,064	47,064
Deferred tax assets	6,952	7,973
Other assets	96,661	90,495
Total assets	$2,812,829	$2,574,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$736,252	$640,326
Other current liabilities	370,215	354,870
Current maturities of long term debt	13,164	1,638
Total current liabilities	1,119,631	996,834
Long term debt	1,113,808	1,128,843
Other liabilities	313,130	290,683
Deferred tax liabilities	179,486	207,935
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 78,421,947 shares and 77,653,924 shares, respectively;
Outstanding: 67,871,725 shares and 70,180,713 shares, respectively	7	7
Additional paid-in-capital	1,457,205	1,420,581
Accumulated deficit	(675,664)	(1,060,099)
Accumulated other comprehensive loss	(1,887)	(7,191)
Treasury stock, at cost	(692,887)	(403,110)
Total stockholders' equity (deficit)	86,774	(49,812)
Total liabilities and stockholders' equity (deficit)	$2,812,829	$2,574,483

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
OPERATING ACTIVITIES
Net income	$384,852	$215,873	$150,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	201,103	183,586	172,099
Impairment charges—long-lived assets	2,127	2,450	6,111
Amortization of deferred financing costs	2,463	2,679	2,868
Accretion of long term debt instruments	1,048	942	809
Deferred income taxes	(30,727)	(2,919)	5,909
Non-cash loss on extinguishment of debt	2,881	3,805	649
Non-cash stock compensation expense	27,034	15,953	11,161
Non-cash rent	(24,689)	(27,910)	(24,143)
Deferred rent incentives	48,834	32,212	41,786
Changes in assets and liabilities:
Accounts receivable	(19,983)	(3,489)	1,263
Merchandise inventories	(50,671)	81,048	5,180
Prepaid and other current assets	(42,855)	(13,267)	(6,454)
Accounts payable	97,003	41,543	(23,483)
Other current liabilities	2,509	74,819	(10,642)
Other long term assets and long term liabilities	(2,109)	5,715	3,850
Other operating activities	8,430	2,876	1,957
Net cash provided by operating activities	607,250	615,916	339,402
INVESTING ACTIVITIES
Cash paid for property and equipment	(268,194)	(187,507)	(201,787)
Proceeds from sale of property and equipment and assets held for sale	(3)	7,288	4,250
Proceeds from insurance recoveries related to property and equipment	5,980	—	—
Other investing activities	9	(132)	2,805
Net cash (used in) investing activities	(262,208)	(180,351)	(194,732)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,215,500	1,392,700	1,607,400
Principal payments on long term debt—ABL Line of Credit	(1,215,500)	(1,560,100)	(1,503,300)
Proceeds from long term debt—Term B-5 Loans	1,114,207	—	—
Principal payments on long term debt—Term B-5 Loans	(2,793)	—	—
Proceeds from long term debt—Term B-4 Loans	—	1,114,208	—
Principal payments on long term debt—Term B-4 Loans	(1,117,000)	—	—
Principal payments on long term debt—Term B-3 Loans	—	(1,117,000)	(50,000)
Purchase of treasury shares	(289,777)	(202,371)	(201,670)
Proceeds from stock option exercises	9,173	4,484	2,100
Deferred financing costs	(1,188)	(655)	(168)
Other financing activities	(5,975)	(6,149)	(3,466)
Net cash (used in) financing activities	(293,353)	(374,883)	(149,104)
Increase (decrease) in cash and cash equivalents	51,689	60,682	(4,434)
Cash and cash equivalents at beginning of period	81,597	20,915	25,349
Cash and cash equivalents at end of period	$133,286	$81,597	$20,915
Supplemental disclosure of cash flow information:
Interest paid	$49,092	$51,590	$57,376
Income tax payments - net	$109,581	$68,962	$84,676
Non-cash investing activities:
Accrued purchases of property and equipment	$31,279	$24,120	$18,017
Acquisition of capital lease	$—	$—	$409

 See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at January 31, 2015	75,925,507	$7	$1,370,498	$(1,426,454)	$(1,744)	(670,825)	$(8,258)	$(65,951)
Net income	—	—	—	150,482	—	—	—	150,482
Stock options exercised and related taxes of $11.9 million	600,099	—	14,204	—	—	—	—	14,204
Shares used for tax withholding	—	—	—	—	—	(25,559)	(1,313)	(1,313)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,944,102)	(200,357)	(200,357)
Issuance of restricted shares, net of forfeitures of 40,588 restricted shares	186,057	—	—	—	—	—	—	—
Stock based compensation	—	—	11,161	—	—	—	—	11,161
Unrealized losses on interest rate cap contracts, net of related taxes of $4.9 million	—	—	—	—	(7,420)	—	—	(7,420)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	172	—	—	172
Balance at January 30, 2016	76,711,663	$7	$1,395,863	$(1,275,972)	$(8,992)	(4,640,486)	$(209,928)	$(99,022)
Net income	—	—	—	215,873	—	—	—	215,873
Stock options exercised and related taxes of $13.5 million	604,675	—	17,954	—	—	—	—	17,954
Shares used for tax withholding	—	—	—	—	—	(35,637)	(2,371)	(2,371)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(2,797,088)	(200,000)	(200,000)
Issuance of restricted shares, net of forfeitures of 17,815 restricted shares	337,586	—	—	—	—	—	—	—
Stock based compensation	—	—	15,953	—	—	—	—	15,953
Unrealized gains on interest rate cap contracts, net of related taxes of $0.1 million	—	—	—	—	220	—	—	220
Re-issuance of shares previously held within treasury	—	—	(9,189)	—	—	—	9,189	—
Amount reclassified into earnings, net of related taxes of $1.0 million	—	—	—	—	1,581	—	—	1,581
Balance at January 28, 2017	77,653,924	$7	$1,420,581	$(1,060,099)	$(7,191)	(7,473,211)	$(403,110)	$(49,812)
Net income	—	—	—	384,852	—	—	—	384,852
Stock options exercised	568,675	—	9,173	—	—	—	—	9,173
Shares used for tax withholding	—	—	—	—	—	(70,291)	(7,307)	(7,307)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,006,720)	(282,470)	(282,470)
Issuance of restricted shares, net of forfeitures of 33,263 restricted shares	199,348	—	—	—	—	—	—	—
Stock based compensation	—	—	27,034	—	—	—	—	27,034
Unrealized gains on interest rate cap contracts, net of related taxes of $1.4 million	—	—	—	—	1,742	—	—	1,742
Amount reclassified into earnings, net of related taxes of $2.4 million	—	—	—	—	3,562	—	—	3,562
Cumulative-effect adjustment	—	—	417	(417)	—	—	—	—
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 3, 2018, Burlington Stores, Inc. and its subsidiaries (collectively, the Company), a Delaware corporation, through its wholly owned indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 629 retail stores, inclusive of an internet store, in 45 states and Puerto Rico, selling in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. As of February 3, 2018, the Company operated stores under the names “Burlington Stores” (614 stores), “Cohoes Fashions” (2 stores), “Super Baby Depot” (2 stores), “MJM Designer Shoes” (10 stores) and one online store. Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range.  The Company closed its last “Burlington Shoes” store during Fiscal 2017. As of February 3, 2018, eight stores remained temporarily closed as a result of weather-related incidents as discussed below.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2018 (Fiscal 2017) consisted of 53 weeks, and the fiscal years ended January 28, 2017 (Fiscal 2016) and January 31, 2015 (Fiscal 2015) each consisted of 52 weeks.

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

Weather-Related Incidents

As a result of the effects of certain weather-related incidents during Fiscal 2017, 82 of the Company’s stores were closed for at least one day. The Company incurred losses of (i) $5.4 million related to the net book values of merchandise inventories and (ii) $17.7 million related to the net book values of property and equipment and other long-lived assets, as well as repair and maintenance costs related to the clean-up of its stores. These costs are recorded in the line items “Cost of sales” and “Selling general and administrative expenses” on the Company’s Consolidated Statement of Income for the year ended February 3, 2018.  The Company is insured at the selling price of the inventory and at replacement costs for the property and equipment and other long-lived assets, less a deductible. As of February 3, 2018, the Company received approximately $11.7 million of insurance proceeds to offset some of the losses. The Company allocated $6.0 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statements of Cash Flows during the year ended February 3, 2018.  In addition, the Company has recorded an $8.9 million receivable to offset these losses as of February 3, 2018, as the collection is deemed probable based on the insurance contracts the Company had in place at the time of the losses, which is included in the line item “Accounts receivable” on our Consolidated Balance Sheets.

Secondary Offering

During Fiscal 2015, the Company closed a secondary public offering in which an aggregate of 12,490,154 shares of its common stock were sold by certain of the Company’s stockholders. The Company did not receive any of the proceeds from the secondary offering. The Company incurred $0.2 million in offering costs related to the secondary offering during Fiscal 2015, which are included in the line item “Costs related to debt amendments and secondary offering” on the Company’s Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts payable” on the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable consist of credit card receivables, lease incentive receivables, insurance receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

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

Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $283.6 million, $261.0 million and $229.4 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $26.6 million, $22.6 million and $18.3 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $1.1 million, $0.8 million and $2.4 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $19.1 million and $28.2 million relating to these costs during Fiscal 2017 and Fiscal 2016, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. In April 2017, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2017, Fiscal 2016 or Fiscal 2015 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  The Company recorded impairment charges of $0.8 million, $1.6 million and $3.3 million related to finite-lived intangible assets during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2017, Fiscal 2016 or Fiscal 2015.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease, deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit) and purchased lease rights. Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options.  Amortization of landlord-owned assets was $14.5 million, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income. Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Both landlord-owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded impairment charges of $0.2 million, $0.1 million and $0.4 million, respectively, related to purchased lease rights and landlord-owned assets. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $34.6 million and $33.2 million as of February 3, 2018 and January 28, 2017, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of February 3, 2018 and January 28, 2017 were:

	(in thousands)
	Fiscal Years Ended
	February 3, 2018	January 28, 2017
Short-term self-insurance reserve(a)	$26,652	$28,569
Long-term self-insurance reserve(b)	38,255	41,404
Total	$64,907	$69,973

(a)

Represents the portions of the self-insurance reserve expected to be paid in the next twelve months, which were recorded in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets.

(b)

Represents the portions of the self-insurance reserve expected to be paid in excess of twelve months, which was recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term, including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. At February 3, 2018 and January 28, 2017, deferred lease incentives were $206.0 million and $180.9 million, respectively.

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

Other Revenue

Other revenue consists of service fees (layaway, shipping and handling, alteration, dormancy and other service charges), subleased rental income and rental income from leased departments as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Service fees	$16,207	$15,779	$14,782
Subleased rental income and other	8,846	8,720	8,681
Rental income from leased departments	224	413	7,448
Total	$25,277	$24,912	$30,911

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and designer handbags. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. During Fiscal 2015, the Company began the conversion of its fragrance business, which was previously operated under a licensing arrangement, to an owned category, and such sales are recorded in the line item “Net sales” in our Consolidated Statements of Income.

Advertising Costs

The Company’s advertising costs consist primarily of national television, direct mail and digital costs. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, net advertising costs were $82.3 million, $81.8 million and $84.7 million, respectively.

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

There were no barter transactions during Fiscal 2017. During Fiscal 2016 and Fiscal 2015, the Company exchanged $0.6 million and $0.1 million, respectively, of inventory for certain advertising credits. To account for the exchange, the Company recorded “Net sales” and “Cost of sales” of $0.6 million and $0.1 million in the Company’s Consolidated Statements of Income during Fiscal 2016 and Fiscal 2015, respectively. The Company has $1.2 million of unused advertising credits remaining as of February 3, 2018 that are expected to be used during the fiscal year ending February 2, 2019 (Fiscal 2018).

The following table summarizes the prepaid advertising expense which was included in the line items “Prepaid and other current assets” and “Other assets” in the Company’s Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017:

	(in thousands)
	February 3, 2018	January 28, 2017
Prepaid and other current assets	$1,183	$2,677
Other assets	—	1,024
Total prepaid advertising expense	$1,183	$3,701

The following table details barter credit usage for Fiscal 2017, Fiscal 2016 and Fiscal 2015, which are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income:

	(in thousands)
	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Barter credit usage	$2,518	$2,384	$2,551

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

Other Income, Net

Other income, net, consists of breakage income, net gains and losses from disposition of fixed assets, investment income gains and losses, and other miscellaneous income items. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recognized $3.3 million, $3.3 million and $2.9 million, respectively, of breakage income. The Company also recognized$2.5 million during both Fiscal 2017 and Fiscal 2016 related to the sale of certain state tax credits.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. As of February 3, 2018, there were 4,968,793 shares available for issuance under the Company’s 2013 Omnibus Incentive Plan. As of February 3, 2018, there were 2,579,831 options outstanding and 748,894 shares of non-vested restricted stock outstanding under the Company’s incentive plans. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recognized non-cash stock compensation expense in the amount of $27.0 million, $16.0 million and $11.2 million, respectively. Refer to Note 12, “Stock-Based Compensation,” for further details.

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

Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Women’s ready-to-wear apparel	23%	24%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	21%
Youth apparel/baby	16%	16%	16%
Home	14%	12%	11%
Coats	5%	6%	6%

2. Recent Accounting Pronouncements

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

The primary impact of adoption was the prospective recognition of excess tax benefits in the income statement as an income tax benefit rather than equity, which increased net income per share during the year ended February 3, 2018 by $0.23 and lowered the Company’s effective tax rate by approximately 440 basis points.

The Company has applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $13.5 million and $11.9 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the fiscal years ended January 28, 2017 and January 30, 2016, respectively.

The Company has elected to account for forfeitures of share-based awards as they occur, on a modified retrospective basis, resulting in a $0.4 million cumulative-effect adjustment to retained earnings as of January 29, 2017.

The presentation requirements for cash flows related to employee taxes paid upon the vesting of restricted stock awards had no impact to any of the periods presented in the Company’s Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

Pending Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2016-09), which converges revenue recognition under GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued ASU 2015-14 in August 2015, which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This ASU will be effective for the Company as of the beginning of the fiscal year ending February 2, 2019 (Fiscal 2018). The Company will adopt this guidance in the first quarter of fiscal 2018 using the modified retrospective transition method. The Company believes that there will be no change in the timing or amount of revenue recognized under the new standard as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard will require a change in the presentation of the Company’s sales return reserve on the balance sheet, which is currently recorded net. The new standard will require the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. The adoption of this guidance is not expected to have a material impact on our consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  This ASU will be effective for the Company as of the beginning of the fiscal year ending February 1, 2020 (Fiscal 2019).  Early adoption is permitted. While the Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and notes thereto, it does expect that this new guidance will result in a significant increase to the assets and liabilities presented on its consolidated balance sheets. Refer to Note 12, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.  This guidance is not expected, however, to have a significant impact on the Company's liquidity.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period. The Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”  The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows.  This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2018. Early adoption is permitted in any interim or annual period.   While the Company is still in the process of determining the impact of the adoption of this guidance on its consolidated financial statements and notes thereto, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. This ASU will be effective for the Company as of the beginning of Fiscal 2020. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during the fiscal year ended February 3, 2018, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 3, 2018 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At February 3, 2018 and January 28, 2017, restricted cash and cash equivalents consisted of $27.8 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 3, 2018	January 28, 2017
Land	N/A	$159,465	$157,272
Buildings	20 to 40 Years	465,207	452,497
Store fixtures and equipment	3 to 10 Years	831,963	762,826
Software	3 to 10 Years	235,799	205,673
Leasehold improvements	Shorter of lease term or useful life	604,470	561,371
Construction in progress	N/A	28,155	37,145
		2,325,059	2,176,784
Less: accumulated depreciation		(1,190,287)	(1,127,337)
Total property and equipment, net of accumulated depreciation and amortization		$1,134,772	$1,049,447

As of February 3, 2018 and January 28, 2017, assets, net of accumulated amortization of $21.0 million and $18.8 million, respectively, held under capital leases amounted to approximately $19.8 million and $22.0 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $163.3 million, $146.3 million and $135.7 million, respectively.

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded impairment charges related to property and equipment of $1.1 million, $0.8 million and $2.4 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Depreciation and amortization of internally developed software amounted to $18.2 million, $15.4 million and $14.6 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

5. Intangible Assets

Intangible assets at February 3, 2018 and January 28, 2017 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	February 3, 2018			January 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000
Favorable leases	$442,322	(253,375)	$188,947	$456,389	$(243,209)	$213,180

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from January 28, 2017 to February 3, 2018 reflects a reduction of $13.2 million during Fiscal 2017 from the write-off of certain favorable leases becoming fully amortized during the period, as well as $0.8 million related to the impairment of two stores. Refer to Note 6, “Impairment Charges,” for further discussion related to impairment charges of favorable leases.

Accumulated amortization of favorable leases as of February 3, 2018 reflects Fiscal 2017 amortization expense of $23.3 million, partially offset by a decrease of $13.2 million related to the write-off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 12.5 years. Amortization expense of favorable leases for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years:	(in thousands)
2018	$20,733
2019	20,255
2020	19,010
2021	18,501
2022	16,668
Thereafter	93,780
Total	$188,947

6. Impairment Charges

Impairment charges recorded during Fiscal 2017, Fiscal 2016 and Fiscal 2015 amounted to $2.1 million, $2.5 million and $6.1 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Additionally, during Fiscal 2017, a portion of the impairment related to a decline in the appraised fair value of one of the Company’s owned stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 3, 2018	January 28, 2017	January 30, 2016
Favorable leases	$836	$1,550	$3,318
Store fixtures and equipment	308	440	1,146
Leasehold improvements	306	387	1,005
Other assets	203	73	429
Software	—	—	213
Buildings	227	—	—
Land	247	—	—
Total	$2,127	$2,450	$6,111

The Company recorded impairment charges related to store-level assets for four stores during Fiscal 2017, five stores during Fiscal 2016 and five stores during Fiscal 2015. During Fiscal 2016 and Fiscal 2015, the Company also recorded impairment charges for capital expenditures for previously impaired stores.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. Two of the impaired stores were fully impaired during Fiscal 2017. They had zero fair value as of February 3, 2018. The remaining two impaired stores were partially impaired during Fiscal 2017. The table below sets forth, by level within the fair value hierarchy, the fair value of the partially-impaired stores, subsequent to impairment charges as of February 3, 2018:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Land	$—	$—	$470	$470	$247
Buildings	—	—	333	333	227
Store fixtures and equipment	—	—	23	23	308
Leasehold improvements	—	—	84	84	306
Favorable leases	—	—	48	48	836
Other assets	—	—	—	—	203
Total	$—	$—	$958	$958	$2,127

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	February 3,	January 28,
	2018	2017
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.75%) plus 2.50%, matures on November 17, 2024	$1,108,913	$—
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	—	1,112,044
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019	—	—
Capital lease obligations	21,931	23,643
Unamortized deferred financing costs	(3,872)	(5,206)
Total debt	1,126,972	1,130,481
Less: current maturities	(13,164)	(1,638)
Long term debt, net of current maturities	$1,113,808	$1,128,843

Term Loan Facility

On February 24, 2011, the Company entered into a $1.0 billion senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among BCFWC, the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

During Fiscal 2015, the Company prepaid $50.0 million on the Term Loan Facility.  In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized losses on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income.

On July 29, 2016, BCFWC entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Fifth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%.  The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans outstanding under the Term Loan Facility mature on August 13, 2021. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income. Also in connection with the Fifth Amendment, the Company incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in the Company’s Consolidated Statements of Income.

On November 17, 2017, BCFWC entered into Amendment No. 6 (the Sixth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Sixth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%. The Sixth Amendment also extended the maturity date from August 13, 2021 to November 17, 2024. The Sixth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-4 Loans with a like aggregate principal amount of Term B-5 Loans. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $2.9 million, representing the write-off of $1.5 million and $1.4 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income. Also in connection with the Sixth Amendment, the Company incurred fees of $2.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments and secondary offering” in the Company’s Consolidated Statements of Income.

The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.75% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of February 3, 2018, the Company’s borrowing rate related to the Term Loan Facility was 4.06%.

ABL Line of Credit

The ABL Line of Credit matures on August 13, 2019. The aggregate amount of commitments under the Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) is $600.0 million (subject to a borrowing base limitation) and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $900.0 million. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR is 1.25% - 1.50% (based on total commitments or borrowing base availability), and the fee on the average daily balance of unused loan commitments is 0.25%. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the Amended ABL Credit Agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year.

At February 3, 2018, the Company had $455.8 million available under the Amended ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2017 amounted to $235.5 million. Average borrowings during Fiscal 2017 amounted to $71.0 million at an average interest rate of 2.7%.

At January 28, 2017, the Company had $427.8 million available under the Amended ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during Fiscal 2016 amounted to $350.0 million. Average borrowings during Fiscal 2016 amounted to $173.9 million at an average interest rate of 1.8%.

Deferred Financing Costs

The Company had $2.1 million and $3.6 million in deferred financing costs associated with its ABL Line of Credit and interest rate cap contracts recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017, respectively. In addition, The Company had $3.9 million and $5.2 million of deferred financing costs associated with its Term Loan Facility recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017, respectively.

Amortization of deferred financing costs amounted to $2.5 million, $2.7 million and $2.9 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income. During Fiscal 2017, the Company incurred new deferred financing costs of $1.2 million and wrote-off $1.5 million of deferred financing costs as a result of the Sixth Amendment.

Amortization expense related to the deferred financing costs as of February 3, 2018 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2018	$2,004
2019	1,316
2020	574
2021	568
2022	562
Thereafter	1,003
Total	$6,027

Deferred financing costs have a weighted average amortization period of approximately 4.9 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt and capital lease obligations, as they exist as of February 3, 2018, in each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal Years:
2018	$11,170	$1,994	$13,164
2019	11,170	2,139	13,309
2020	11,170	2,179	13,349
2021	11,170	2,607	13,777
2022	11,170	3,008	14,178
Thereafter	1,058,358	10,004	1,068,362
Total	1,114,208	21,931	1,136,139
Less: unamortized discount	(5,295)	—	(5,295)
Less: unamortized deferred financing costs	(3,872)	—	(3,872)
Total	1,105,041	21,931	1,126,972
Less: current portion	(11,170)	(1,994)	(13,164)
Long term debt	$1,093,871	$19,937	$1,113,808

The capital lease obligations noted above are exclusive of interest charges of $2.0 million, $1.9 million, $1.5 million, $1.4 million, $1.1 million and $1.7 million for the fiscal years ending February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022, February 4, 2023 and thereafter, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of February 3, 2018 and January 28, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

 In April 2015, the Company terminated and sold four interest rate cap contracts, which were designated as cash flow hedges.  As a result, the Company recorded a $2.0 million unrealized loss, which was recorded in accumulated other comprehensive loss. The Company will amortize this loss from accumulated other comprehensive loss into interest expense over the original life of each respective cap through April 2019.

Also on April 24, 2015, the Company entered into two new interest rate cap contracts, which were designated as cash flow hedges. The Company financed the cost of these interest rate cap contracts, which will be amortized through the life of the caps.  During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company paid $4.3 million, $4.9 million and $3.5 million, respectively, related to the financing of these interest rate cap contracts, which was included in the line item “Other” in the financing section of the Company’s Consolidated Statements of Cash Flows.

During Fiscal 2017, the Company’s derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s interest rate cap contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of February 3, 2018, the Company estimates that approximately $2.8 million will be reclassified into interest expense during the next twelve months.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in its earnings during Fiscal 2017, Fiscal 2016 or Fiscal 2015.

As of February 3, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	February 3, 2018		January 28, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$4,543	N/A	$—

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	February 3, 2018		January 28, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	Other liabilities	$3,183

The following table presents the unrealized gains (losses) deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Cap Contracts:	February 3, 2018	January 28, 2017	January 30, 2016
Unrealized gains (losses), before taxes	$3,460	$365	$(12,367)
Income tax (expense) benefit	(1,718)	(145)	4,947
Unrealized gains (losses), net of taxes	$1,742	$220	$(7,420)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	February 3, 2018	January 28, 2017	January 30, 2016
Interest expense	$5,931	$2,622	$287
Income tax expense	(2,369)	(1,041)	(115)
Net income	$3,562	$1,581	$172

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2017 and Fiscal 2016.

(in thousands)
Derivative Instruments
Balance at January 30, 2016	$(8,992)
Unrealized losses, net of related taxes of $0.1 million	220
Amount reclassified into earnings, net of related taxes of $1.0 million	1,581
Balance at January 28, 2017	$(7,191)
Unrealized gains, net of related taxes of $1.4 million	1,742
Amount reclassified into earnings, net of related taxes of $2.4 million	3,562
Balance at February 3, 2018	$(1,887)

10. Capital Stock

Common Stock

As of February 3, 2018, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2017, the Company acquired 70,291 shares of common stock from employees for approximately $7.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Programs

On November 24, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock, which the Company completed during Fiscal 2016. On November 15, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock, which the Company completed during the third quarter of Fiscal 2017. On August 16, 2017, the Company’s Board of Directors approved the repurchase of up to an additional $300 million of the Company’s common stock. This new repurchase program is authorized to be executed through August 2019 and is funded using the Company’s available cash and borrowings on the ABL Line of Credit. During Fiscal 2017, the Company repurchased 3,006,720 shares of common stock for $282.5 million under its share repurchase programs. As of February 3, 2018, the Company had $217.2 million available for purchase under its share repurchase program.

11. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(53 Weeks)
Basic net income per share
Net income	$384,852	$215,873	$150,482
Weighted average number of common shares – basic	68,286	70,480	74,111
Net income per common share – basic	$5.64	$3.06	$2.03
Diluted net income per share
Net income	$384,852	$215,873	$150,482
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	68,286	70,480	74,111
Assumed exercise of stock options and vesting of restricted stock	2,002	1,241	1,332
Weighted average number of common shares – diluted	70,288	71,721	75,443
Net income per common share – diluted	$5.48	$3.01	$1.99

Approximately 150,000 shares, less than 100,000 shares and approximately 115,000 shares were excluded from diluted net income per share for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, since their effect was anti-dilutive.

12. Stock-Based Compensation

On May 1, 2013, the Company’s Board of Directors approved the Company’s assumption and adoption of the 2006 Management Incentive Plan (the 2006 Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. The 2006 Plan terminated on April 12, 2016. The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans), originally adopted effective prior to and in connection with the Company’s initial public offering, was amended and restated effective May 17, 2017. The 2006 Plan, prior to its termination, and the 2013 Plan provide for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of February 3, 2018, there were 4,968,793 shares of common stock available for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2017	$80.91	$110.50
Fiscal 2016	$54.11	$83.83
Fiscal 2015	$45.78	$55.75

All awards granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date. With the exception of a special one-time grant of options to purchase shares of common stock to certain members of management made during Fiscal 2013, all options awarded prior to Fiscal 2016 become immediately exercisable upon a change of control; options awarded after Fiscal 2015 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. The vesting of the special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or, in some instances, the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of the special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days.

In May 2013, the Company’s Board of Directors approved a modification to all then outstanding options. The modification, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification resulted in a total of $0.1 million, $0.6 million and $1.4 million of incremental compensation expense during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, of which less than $0.1 million, $0.1 million and $0.3 million, respectively, are payable in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.  As of February 3, 2018, the Company does not expect to recognize any additional compensation expense related to the modification.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 30,
Type of Non-Cash Stock Compensation	2018	2017	2016
Restricted stock grants (a)	$15,864	$8,816	$6,136
Stock option grants (a)	11,039	6,636	3,920
Stock option modification (b)	131	501	1,105
Total (c)	$27,034	$15,953	$11,161

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above.  Amounts are included in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.

(c)

The amounts presented in the table above exclude the effect of income taxes.  The tax benefit related to the Company’s non-cash stock compensation was $2.8 million, $5.6 million and $4.1 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

As of February 3, 2018, the Company had 2,579,831 options outstanding to purchase shares of common stock, and there was $29.0 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.8 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2017	2,646,123	$22.41
Options granted	599,975	97.11
Options exercised (a)	(568,675)	16.13
Options forfeited	(97,592)	58.62
Options outstanding, February 3, 2018	2,579,831	$39.79

(a)	Options exercised during Fiscal 2017 had a total intrinsic value of $46.3 million.

The following table summarizes information about the options outstanding and exercisable as of February 3, 2018:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at February 3, 2018	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 3, 2018	Weighted Average Remaining Contractual Life (Years)
$0.79 - $5.02	1,203,550	5.2	439,050	4.9
$26.96+	1,376,281	8.3	226,788	7.4
	2,579,831		665,838

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,579,831	6.9	$39.79	$196.0

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Company’s initial public offering and the Black Scholes option pricing model subsequent to the date of the initial public offering. The fair value of each stock option granted during Fiscal 2017 was estimated using the following assumptions:

Fiscal Year Ended
February 3,
2018
Risk-free interest rate	1.43% - 2.13%
Expected volatility	34% - 37%
Expected life (years)	6.15 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$36.33

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2017, Fiscal 2016 and Fiscal 2015, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2017 were all service-based awards. The fair value of each share of restricted stock granted during Fiscal 2017 was based upon (a) the closing price of the Company’s common stock on the date prior to the grant date for grants made before May 17, 2017 (the day on which the Company’s stockholders approved the amended plan) and (b) the closing price of the Company’s common stock on the grant date for grants made from and after May 17, 2017. As of February 3, 2018, the Company had 225,000 awards outstanding that cliff vest at the end of the service periods ranging from three years to five years from the grant date.  The remaining awards outstanding as of February 3, 2018 have graded vesting provisions that generally vest in quarters over a four-year-period, or in thirds over a three-year period (for non-employee members of the Company’s Board of Directors), starting one year after the grant date. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 3, 2018, there was approximately $36.9 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.6 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, January 28, 2017	744,634	$54.28
Awards granted	232,611	95.17
Awards vested (a)	(195,088)	52.79
Awards forfeited	(33,263)	63.53
Non-vested awards outstanding, February 3, 2018	748,894	66.99

(a)	Restricted stock awards vested during Fiscal 2017 had a total intrinsic value of $20.2 million.

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2018	$349,994	$4,036
2019	363,038	3,994
2020	341,244	3,687
2021	317,898	4,020
2022	299,601	4,147
Thereafter	1,320,174	11,632
Total minimum lease payments	2,991,949	31,516
Amount representing interest	—	(9,585)
Total future minimum lease payments	$2,991,949	$21,931

(a)

Total future minimum lease payments include $287.9 million related to options to extend lease terms that are reasonably assured of being exercised and $530.0 million of minimum lease payments for 67 stores that the Company has committed to open or relocate.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $34.2 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(in thousands)
	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Rent expense:
Minimum rental payments	$340,979	$310,332	$289,169
Contingent rental payments	4,734	4,424	3,961
Straight-line rent expense	7,543	2,172	2,987
Lease incentives amortization	(32,618)	(32,112)	(28,905)
Amortization of purchased lease rights	499	680	682
Total rent expense(a)	321,137	285,496	267,894
Less all rental income(b)	(6,846)	(7,167)	(14,589)
Total net rent expense	$314,291	$278,329	$253,305

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

14. Employee Retirement Plans

The Company maintains separate defined contribution 401(k) retirement savings and profit-sharing plans covering employees in the United States and Puerto Rico who meet specified age and service requirements. The discretionary profit sharing component (which the Company has not utilized since 2005 and has no current plans to utilize) is entirely funded by the Company, and the Company also makes additional matching contributions to the 401(k) component of the plans. Participating employees can voluntarily elect to contribute a percentage of their earnings to the 401(k) component of the plans (up to certain prescribed limits) through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan).

The Company recorded $8.4 million, $7.4 million and $7.1 million of 401(k) Plan match expense for the plan years ending December 31, 2017, December 31, 2016 and December 31, 2015, respectively, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

15. Income Taxes

Income before income taxes was as follows for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(in thousands)
	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Domestic	$429,939	$330,106	$241,112
Foreign	(959)	3,106	(2,236)
Total income before income taxes	$428,980	$333,212	$238,876

Income tax expense was as follows for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(in thousands)
	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current:
Federal	$65,824	$104,934	$71,441
State	8,824	14,957	11,044
Foreign	207	367	—
Subtotal	74,855	120,258	82,485
Deferred:
Federal	(40,839)	1,655	6,452
State	9,091	3,399	(543)
Foreign	1,021	(7,973)	—
Subtotal	(30,727)	(2,919)	5,909
Total Income Tax Expense	$44,128	$117,339	$88,394

The tax rate reconciliations were as follows for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Tax at statutory rate	33.7%	35.0%	35.0%
State income taxes, net of federal	3.0	3.0	3.0
Excess tax benefit from stock compensation	(4.4)	-	-
Tax credits	(1.4)	(1.7)	(2.1)
Impact of federal tax reform	(21.1)	-	-
Other	0.5	(1.1)	1.1
Effective tax rate	10.3%	35.2%	37.0%

The decrease in the effective tax rate was primarily the result of the impact of federal tax reform and the inclusion of excess tax benefits from stock compensation within the tax provision upon our adoption of ASU 2016-09 in the first quarter of 2017.

The 2017 U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law on December 22, 2017.  The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%, eliminating or limiting certain deductions, and enhancing and extending through 2026 the option to claim accelerated depreciation on qualified property.  The change reduced the Company’s effective tax rate by 21.1% for Fiscal 2017, primarily due to a one-time incremental benefit of approximately $93 million from remeasurement of net deferred tax positions to reflect the reduction in corporate tax rate from 35% to 21%. The provisional remeasurement amount may change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities, primarily related to depreciable assets, inventory and occupancy costs.

Additionally on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As such, the Company is reporting the impacts of the Tax Act provisionally based upon reasonable estimates. The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, depreciation, additional effect of the rate change on the ending deferred balances and the issuance of additional guidance, as well as our ongoing analysis of the Tax Act.

Our Fiscal 2016 effective tax rate was lower than Fiscal 2015 primarily due to a one-time benefit recorded from release of valuation allowance on foreign deferred tax assets.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 3, 2018		January 28, 2017
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$132,793	$—	$178,017
Deferred rent	18,926	—	36,529	—
Intangibles—long-lived	—	48,397	—	83,499
Intangibles—indefinite-lived	—	65,748	—	94,624
Incidental supplies	—	10,207	—	13,744
Employee benefit compensation	13,071	—	26,665	—
State net operating losses (net of federal benefit)	12,760	—	9,096	—
Inventory costs and reserves capitalized for tax purposes	7,069	—	11,869	—
Landlord allowances	30,057	—	40,699	—
Reserves	7,407	—	34,267	—
Tax credits	5,126	—	4,480	—
Other	—	1,429	13,705	—
Valuation allowance	(8,376)	—	(7,388)	—
Total non-current deferred tax assets and liabilities	$86,040	$258,574	$169,922	$369,884
Net deferred tax liability		$172,534		$199,962

The reduction in deferred tax liability is primarily driven by the remeasurement of deferred balances based on the reduction of the federal statutory corporate tax rate from 35% to 21% due to the Tax Act.

As of February 3, 2018, the Company has a deferred tax asset related to net operating losses of $12.8 million, inclusive of $10.8 million of state net operating losses which will expire at various dates between 2018 and 2037 and $2.0 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will begin to expire in 2025.  As of February 3, 2018, the Company had tax credit carry-forwards of $5.1 million, inclusive of state tax credit carry-forwards of $3.5 million that will begin to expire in 2022 and $1.6 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of January 28, 2017, the Company had a deferred tax asset related to net operating losses of $9.1 million, inclusive of $7.0 million of state net operating losses and $2.1 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of January 28, 2017, the Company had tax credit carry-forwards of $4.5 million, inclusive of state tax credit carry-forwards of $3.2 million and $1.3 million of Puerto Rico alternative minimum tax (AMT) credits.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a total valuation allowance of $8.4 million inclusive of $6.0 million of valuation allowance related to state net operating losses and $2.4 million related to tax credit carry-forwards, for the fiscal year ended February 3, 2018. If our assumptions change and we determine we will be able to realize these net operating losses or the credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of February 3, 2018 will be recorded to the Company’s Consolidated Statement of Income. The total valuation allowance increased by $1.0 million from the prior year which was primarily due to the decrease in federal benefit of state tax expense driven by the Tax Act. For the fiscal year ended January 28, 2017, we provided a total valuation allowance of $7.4 million inclusive of $5.3 million of valuation allowance related to state net operating losses, and $2.1 million related to tax credit carry-forwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 31, 2015	$11,730
Additions for tax positions of the current year	122
Additions for tax positions of prior years	250
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	—
Balance at January 30, 2016	$10,578
Additions for tax positions of the current year	117
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,270)
Settlements	—
Lapse of statute of limitations	(232)
Balance at January 28, 2017	$9,193
Additions for tax positions of the current year	72
Additions for tax positions of prior years	882
Reduction for tax positions of prior years	(973)
Settlements	—
Lapse of statute of limitations	(101)
Balance at February 3, 2018	$9,073

As of February 3, 2018, the Company reported total unrecognized benefits of $9.1 million, of which $7.2 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $0.1 million of interest and penalties during Fiscal 2017 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $12.1 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 3, 2018. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

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

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2014 through 2017. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2012 through 2017, with a few exceptions, under the applicable statutes of limitations. There are ongoing federal and state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of February 3, 2018 and January 28, 2017 are summarized below:

	(in thousands)
	Fair Value Measurements at
	February 3,	January 28,
	2018	2017
Level 1
Cash equivalents (including restricted cash)	$28,283	$28,167

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 3, 2018		January 28, 2017
	Carrying Amount (a)	Fair Value (a)	Carrying Amount (a)	Fair Value (a)
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.75%) plus 2.50%, matures on November 17, 2024	$1,108,913	$1,108,913	$—	$—
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, matures on August 13, 2021	—	—	1,112,044	$1,116,678
Total debt	$1,108,913	$1,108,913	$1,112,044	$1,116,678

 (a)Capital lease obligations are excluded from the table above.

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $60.0 million and $53.1 million as of February 3, 2018 and January 28, 2017, respectively.

Letters of credit outstanding as of February 3, 2018 and January 28, 2017 amounted to $51.9 million and $44.2 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $8.1 million and $8.9 million at February 3, 2018 and January 28, 2017, respectively, related to certain merchandising agreements. Based on the terms of the Amended ABL Credit Agreement relating to the ABL Line of Credit, the Company had available letters of credit of $455.8 million and $427.8 million as of February 3, 2018 and January 28, 2017, respectively.

Inventory Purchase Commitments

The Company had $854.4 million of purchase commitments related to goods that were not received as of February 3, 2018.

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

	(in thousands, except share data)
Year ended February 3, 2018:	Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018 (1)
Net sales	$1,346,546	$1,363,224	$1,438,167	$1,936,829
Gross margin(2)(3)	$550,150	$555,098	$606,439	$813,921
Net income (4)	$52,368	$46,902	$44,879	$240,703
Net income per share—basic(5):
Common stockholders	$0.76	$0.68	$0.66	$3.58
Net income per share—diluted(5):
Common stockholders	$0.73	$0.66	$0.65	$3.47

	(in thousands, except share data)
Year ended January 28, 2017:	Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	$1,282,670	$1,255,053	$1,342,600	$1,685,715
Gross margin(1)(2)	$513,989	$497,431	$552,742	$704,503
Net income (3)	$37,514	$20,394	$32,404	$125,561
Net income per share—basic(4):
Common stockholders	$0.53	$0.29	$0.46	$1.80
Net income per share—diluted(4):
Common stockholders	$0.52	$0.28	$0.45	$1.77

(1)	The fiscal quarter ended February 3, 2018 consisted of 14 weeks. All other fiscal quarters presented in the table above consisted of 13 weeks.
(2)	Gross margin is equal to net sales less cost of sales.
(3)

Gross margin for the quarterly periods ended February 3, 2018 and January 28, 2017 is inclusive of gains related to inventory shortage adjustments of $1.7 million and $5.1 million, respectively, as a result of actual shortage being less than what the Company had estimated.

(4)	Net income for the quarters ended January 28, 2017 and July 30, 2016 includes $2.1 million and $1.4 million, respectively, of charges related to certain litigation matters.
(5)	Quarterly net income per share results may not equal full year amounts due to rounding.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	February 3, 2018	January 28, 2017
	(in thousands)
ASSETS:
Current assets	$144	$47
Investment in subsidiaries	86,630	—
Total assets	$86,774	$47
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities	$—	$—
Negative investment in subsidiaries	—	49,859
Commitments and contingencies	—	—
Total stockholders’ equity (deficit)	86,774	(49,812)
Total liabilities and stockholders’ equity (deficit)	$86,774	$47

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Income

	Fiscal Years Ended
	February 3, 2018 (53 Weeks)	January 28, 2017	January 30, 2016
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$384,852	$215,873	$150,482
Net income	$384,852	$215,873	$150,482
Total comprehensive income	$384,852	$215,873	$150,482

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Fiscal Years Ended
	February 3, 2018 (53 Weeks)	January 28, 2017	January 30, 2016
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Receipt of dividends	—	—	—
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	—
Offering costs	—	—	—
Receipt of dividends	—	—	—
Payment of dividends	—	—	—
Purchase of treasury shares	(289,777)	(202,371)	(201,670)
Intercompany financing transactions	280,701	197,910	198,090
Proceeds from stock option exercises	9,173	4,484	2,100
Net cash (used in) provided by financing activities	97	23	(1,480)
(Decrease) increase in cash and cash equivalents	97	23	(1,480)
Cash and cash equivalents at beginning of period	47	24	1,504
Cash and cash equivalents at end of period	$144	$47	$24

See Notes to Condensed Financial Statements

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

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its consolidated subsidiaries and affiliates. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Burlington Stores, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

Note 2. Dividends

As discussed above, payment of dividends is prohibited under the credit agreements of Parent Company’s subsidiaries, except in limited circumstances.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $27.0 million, $16.0 million and $11.2 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended February 3, 2018
Allowance for doubtful accounts	$262	$411	$—	$574	$99
Sales reserves	$3,419	$(524)	$335,675	$334,802	$3,768
Valuation allowances on deferred tax assets	$7,388	$—	$988	$—	$8,376
Year ended January 28, 2017
Allowance for doubtful accounts	$272	$508	$—	$518	$262
Sales reserves	$3,264	$(230)	$318,214	$317,829	$3,419
Valuation allowances on deferred tax assets	$12,858	$—	$(5,470)	$—	$7,388
Year ended January 30, 2016
Allowance for doubtful accounts	$111	$740	$—	$579	$272
Sales reserves	$3,052	$(317)	$313,737	$313,208	$3,264
Valuation allowances on deferred tax assets	$10,653	$—	$2,205	$—	$12,858

Notes:

(1)	Amounts related to sales reserves are charged to net sales and cost of sales, and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, February 3, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2018.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 3, 2018, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 3, 2018, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of

Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows, as of and for the fiscal year ended February 3, 2018, of the Company and our report dated March 20, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 20, 2018

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2017 fiscal year.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 45 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is set forth on pages 80-83. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 84 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A (File No. 333-189632)	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Current Report on Form 8-K (File No. 001-36107)	February 27, 2018
10.1

Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, as borrower, the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, Goldman Sachs Lending Partners LLC, the lenders party thereto, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

		Current Report on Form 8-K (File No. 333-137916-110)	February 24, 2011
10.1.1

Amendment No. 1, dated May 16, 2012, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto.

		Current Report on Form 8-K (File No. 333-137916-110)	May 17, 2012
10.1.2

Amendment No. 2, dated February 15, 2013, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto.

		Current Report on Form 8-K (File No. 333-137916-110)	February 21, 2013
10.1.3

Amendment No. 3, dated May 17, 2013, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K (File No. 333-137916-110)	May 22, 2013
10.1.4

Amendment No. 4, dated August 13, 2014, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	August 18, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.1.5

Amendment No. 5, dated July 29, 2016, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	July 29, 2016
10.1.6

Amendment No. 6 to the Credit Agreement, dated November 17, 2017, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	November 21, 2017
10.2

Second Amended and Restated Credit Agreement, dated September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as lead borrower, the borrowers named therein and the facility guarantors party thereto, Bank of America, N.A., as administrative agent and as collateral agent, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents, the lenders named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as joint bookrunners.

		Current Report on Form 8-K (File No. 333-137916-110)	September 9, 2011
10.2.1

First Amendment to Second Amended and Restated Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	August 18, 2014
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.11	Form of Swingline Note.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.14

Intellectual Property Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.

		Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.15

Pledge Agreement, dated April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the pledgors, and Bank of America, N.A., as collateral agent.

		Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.16+	Employment Agreement, dated October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.16.1+	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.16.2+	Amendment No. 2 to Employment Agreement, dated October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Quarterly Report on Form 10-Q (File No. 333-137916-110)	December 11, 2012
10.17+	Employment Agreement, dated December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.	Quarterly Report on Form 10-Q (File No. 333-137916-110)	April 14, 2009
10.17.1+	Amendment No. 1 to Employment Agreement, dated October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.	Quarterly Report on Form 10-Q (File No. 333-137916-110)	December 11, 2012
10.17.2+

Amendment No. 2 to Employment Agreement, dated December 8, 2014, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K (File No. 001-36107)	December 9, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.17.3+

Amendment No. 3 to Employment Agreement, dated May 18, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Quarterly Report on Form 10-Q (File No. 001-36107)	August 31, 2015
10.17.4+

Amendment No. 4 to Employment Agreement, dated May 29, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K (File No. 001-36107)	June 1, 2015
10.17.5+

Amendment No. 5 to Employment Agreement, dated July 7, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K (File No. 001-36107)	July 7, 2015
10.17.6+

Amendment No. 6 to Employment Agreement, dated January 20, 2017, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K (File No. 001-36107)	January 20, 2017
10.18+	Employment Agreement, dated January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Quarterly Report on Form 10-Q (File No. 333-137916-110)	April 15, 2008
10.18.1+	Amendment No. 1 to Employment Agreement, dated October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.19+	Employment Agreement, dated June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.	Current Report on Form 8-K (File No. 333-137916-110)	June 27, 2008
10.19.1+	Amendment No. 1 to Employment Agreement, dated October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.	Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.20+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K (File No. 333-137916-110)	April 30, 2009
10.21+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K (File No. 333-137916-110)	April 30, 2009
10.22+

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K (File No. 333-137916-110)	April 30, 2009
10.23+

Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K (File No. 333-137916-110)	April 30, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.24+	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).	Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.25+	Form of Directors and Officers Indemnification Agreement.	Registration Statement on Form S-1/A (File No. 333-189632)	September 10, 2013
10.26+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan.	Registration Statement on Form S-1/A (File No. 333-189632)	September 19, 2013
10.26.1+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan (as amended and restated May 17, 2017).	Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.27+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

		Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.28+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

		Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.29+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), dated June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

		Registration Statement on Form S-1/A (File No. 333-189632)	September 6, 2013
10.30+	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury, dated December 15, 2014.	Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015
10.31+	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan.	Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015
10.32+	Form of Restricted Stock Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made prior to May 2017).	Quarterly Report on Form 10-Q (File No. 001-36107)	May 26, 2016
10.33+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan.

		Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015
10.34+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan.

		Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015
10.35+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements (for grants made after 2013 and before December 2015) pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan.

		Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.36+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements (for grants made after 2013 and before December 2015) pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan.

		Annual Report on Form 10-K (File No. 001-36107)	March 25, 2015
10.37+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q (File No. 001-36107)	August 31, 2015
10.37.1+	Amendment to Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.38+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (for grants made after from and after December 2015).

		Annual Report on Form 10-K (File No. 001-36107)	March 15, 2016
10.39+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (for grants made after from and after December 2015).

		Annual Report on Form 10-K (File No. 001-36107)	March 15, 2016
10.40+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (for grants made after from and after December 2015).

		Annual Report on Form 10-K (File No. 001-36107)	March 15, 2016
10.41+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (for grants made after from and after December 2015).

		Annual Report on Form 10-K (File No. 001-36107)	March 15, 2016
10.42+	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-36107)	November 23, 2016
10.43+	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-36107)	November 23, 2016
10.44+	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-36107)	November 23, 2016
10.45+	Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-36107)	November 23, 2016
10.46+	Burlington Stores, Inc. Executive Severance Plan	Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.47+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

		Current Report on Form 8-K (File No. 001-36107)	May 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.48+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

		Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.49+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

		Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.50+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.

		Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.51+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to March 2018).

		Current Report on Form 8-K (File No. 001-36107)	May 22, 2017
10.52+†

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after March 2018).

21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer

Date: March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 2018.

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