Form 10-Q
period 2018-05-05
Burlington Stores, Inc.
filed 2018-05-31
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

The registrant had 67,612,407 shares of common stock outstanding as of May 5, 2018.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 5,	April 29,
	2018	2017
REVENUES:
Net sales	$1,518,446	$1,346,546
Other revenue	6,262	5,673
Total revenue	1,524,708	1,352,219
COSTS AND EXPENSES:
Cost of sales	892,682	796,396
Selling, general and administrative expenses	468,348	420,856
Stock option modification expense	—	63
Depreciation and amortization	50,509	48,012
Other income - net	(1,351)	(1,906)
Interest expense	14,521	13,514
Total costs and expenses	1,424,709	1,276,935
Income before income tax expense	99,999	75,284
Income tax expense	17,411	22,916
Net income	$82,588	$52,368

Net income per common share:
Common stock - basic	$1.23	$0.76
Common stock - diluted	$1.20	$0.73
Weighted average number of common shares:
Common stock - basic	66,983	69,333
Common stock - diluted	68,970	71,505

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Net income	$82,588	$52,368
Other comprehensive income, net of tax:
Interest rate cap contracts:
Net unrealized gains (losses) arising during the period	986	(456)
Reclassification into earnings during the period	657	850
Other comprehensive income, net of tax:	1,643	394
Total comprehensive income	$84,231	$52,762

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 5,	February 3,	April 29,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$83,008	$133,286	$29,588
Restricted cash and cash equivalents	21,882	27,800	27,800
Accounts receivable—net	82,758	71,649	52,980
Merchandise inventories	786,559	752,562	725,537
Prepaid and other current assets	126,694	115,136	78,819
Total current assets	1,100,901	1,100,433	914,724
Property and equipment—net	1,148,257	1,134,772	1,055,171
Tradenames	238,000	238,000	238,000
Favorable leases—net	183,605	188,947	207,150
Goodwill	47,064	47,064	47,064
Deferred tax assets	6,724	6,952	7,678
Other assets	100,895	96,661	89,071
Total assets	$2,825,446	$2,812,829	$2,558,858

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$726,635	$736,252	$608,919
Other current liabilities	351,974	370,215	336,705
Current maturities of long term debt	13,040	13,164	1,696
Total current liabilities	1,091,649	1,119,631	947,320
Long term debt	1,122,552	1,113,808	1,152,186
Other liabilities	318,367	313,130	287,760
Deferred tax liabilities	181,607	179,486	212,500
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 78,698,229 shares, 78,421,947 shares and 77,830,140 shares, respectively;
Outstanding: 67,612,407 shares, 67,871,725 shares and 69,821,637 shares, respectively	7	7	7
Additional paid-in-capital	1,467,726	1,457,205	1,427,676
Accumulated deficit	(593,077)	(675,664)	(1,008,148)
Accumulated other comprehensive loss	(244)	(1,887)	(6,797)
Treasury stock, at cost	(763,141)	(692,887)	(453,646)
Total stockholders' equity (deficit)	111,271	86,774	(40,908)
Total liabilities and stockholders' equity (deficit)	$2,825,446	$2,812,829	$2,558,858

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 5,	April 29,
	2018	2017
OPERATING ACTIVITIES
Net income	$82,588	$52,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,509	48,012
Amortization of deferred financing costs	499	630
Accretion of long term debt instruments	201	272
Deferred income taxes	1,721	4,600
Non-cash stock compensation expense	7,023	5,083
Non-cash rent	(6,203)	(6,749)
Deferred rent incentives	8,709	5,024
Changes in assets and liabilities:
Accounts receivable	(10,377)	(10,308)
Merchandise inventories	(33,997)	(23,646)
Prepaid and other current assets	(11,559)	(5,213)
Accounts payable	(12,716)	(32,431)
Other current liabilities	(18,111)	(11,196)
Other long term assets and long term liabilities	738	541
Other operating activities	1,185	1,597
Net cash provided by operating activities	60,210	28,584
INVESTING ACTIVITIES
Cash paid for property and equipment	(60,382)	(52,913)
Proceeds from sale of property and equipment	5,441	—
Other investing activities	(3,001)	140
Net cash (used in) investing activities	(57,942)	(52,773)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	238,800	268,300
Principal payments on long term debt—ABL Line of Credit	(227,000)	(245,100)
Principal payments on long term debt—Term B-5 Loans	(2,793)	—
Purchase of treasury shares	(70,254)	(50,536)
Proceeds from stock option exercises	3,498	1,597
Other financing activities	(715)	(2,081)
Net cash (used in) financing activities	(58,464)	(27,820)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(56,196)	(52,009)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	161,086	109,397
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$104,890	$57,388
Supplemental disclosure of cash flow information:
Interest paid	$14,238	$10,900
Income tax payments - net	$343	$372
Non-cash investing activities:
Accrued purchases of property and equipment	$35,390	$18,017

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 5, 2018

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 5, 2018, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 647 retail stores, inclusive of an internet store, as of May 5, 2018.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (Fiscal 2017 10-K). The balance sheet at February 3, 2018 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2017 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 5, 2018 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2017 10-K, “Summary of Significant Accounting Policies.”

Fiscal Year

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. The current fiscal year ends February 2, 2019 (Fiscal 2018) and is a 52-week fiscal year. The fiscal year ended February 3, 2018 (Fiscal 2017) was a 53-week fiscal year.

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective February 4, 2018 on a modified retrospective basis.

Adoption of the standard did not result in any change in the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve as of May 5, 2018 were $13.2 million and $7.9 million, respectively, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Condensed Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018 and April 29, 2017, the net sales return reserve was $3.8 million and $5.2 million, respectively, and was included in the line “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Condensed Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The Company adopted this standard effective February 4, 2018. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective February 4, 2018. As a result of adoption, the Company has included $27.8 million of restricted cash and cash equivalents in both the beginning-of-period and end-of-period cash and cash equivalents balances on its Condensed Consolidated Statement of Cash Flows for the three month period ended April 29, 2017.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” This ASU eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges. As a result, changes in fair value for hedging instruments designated as a cash flow or net investment hedge will be recognized as a component of other comprehensive income, regardless of whether or not an economic mismatch exists in the hedging relationship. Additionally, the ASU eliminates the benchmark interest rate concept for variable-rate instruments in cash flow hedges. As a result, the contractually specified interest rate can now be designated as the hedged risk. The Company has elected to adopt the ASU as of February 4, 2018, using a modified retrospective transition method. Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

Pending Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU will be effective for the Company as of the beginning of the fiscal year ending February 1, 2020 (Fiscal 2019). Early adoption is permitted. While the Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, it does expect that this new guidance will result in a significant increase to the assets and liabilities presented on its consolidated balance sheets. Refer to Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2017 10-K (entitled “Lease Commitments”) for further detail of the Company’s future minimum lease payments. This guidance is not expected, however, to have a material impact on the Company's liquidity.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 5, 2018, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 5, 2018 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 5,	February 3,	April 29,
	2018	2018	2017
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.75%) plus 2.50%, matures on November 17, 2024	$1,106,321	$1,108,913	—
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, redeemed in full on November 17, 2017	—	—	$1,112,316
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on August 13, 2019	11,800	—	23,200
Capital lease obligations	21,196	21,931	23,286
Unamortized deferred financing costs	(3,725)	(3,872)	(4,920)
Total debt	1,135,592	1,126,972	1,153,882
Less: current maturities	(13,040)	(13,164)	(1,696)
Long term debt, net of current maturities	$1,122,552	$1,113,808	$1,152,186

Term Loan Facility

At May 5, 2018 and April 29, 2017, the Company’s borrowing rate related to its senior secured term loan facility (the Term Loan Facility) was 4.41% and 3.75%, respectively.

ABL Line of Credit

At May 5, 2018, the Company had $533.2 million available under the Second Amended and Restated Credit Agreement, dated September 2, 2011, governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three month period ended May 5, 2018 amounted to $90.0 million. Average borrowings during the three month period ended May 5, 2018 amounted to $28.7 million at an average interest rate of 3.3%.

At April 29, 2017, the Company had $514.4 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three month period ended April 29, 2017 amounted to $91.8 million. Average borrowings during the three month period ended April 29, 2017 amounted to $32.1 million at an average interest rate of 2.5%.

3. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. In addition, to comply with the provisions of ASC Topic No. 820, “Fair Value Measurements” (Topic No. 820), credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees. In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company’s only derivatives are interest rate cap contracts that are with separate counterparties and are under separate master netting agreements.

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

As of May 5, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	May 5, 2018		February 3, 2018		April 29, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Other assets	$5,793	Other assets	$4,543	N/A	$—

	(in thousands)
	Fair Values of Derivative Instruments
	Liability Derivatives
	May 5, 2018		February 3, 2018		April 29, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	$—	N/A	$—	Other liabilities	$2,216

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Cap Contracts:	May 5, 2018	April 29, 2017
Unrealized gains (losses), before taxes	$1,364	$(757)
Income tax (expense) benefit	(378)	301
Unrealized gains (losses), net of taxes	$986	$(456)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 5, 2018	April 29, 2017
Interest expense	$909	$1,411
Income tax expense	(252)	(561)
Net income	$657	$850

The Company estimates that approximately $0.4 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

4. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at February 3, 2018	$(1,887)
Unrealized gains, net of related taxes of $0.4 million	986
Amount reclassified into earnings, net of related taxes of $0.3 million	657
Balance at May 5, 2018	$(244)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 5, 2018, February 3, 2018 and April 29, 2017 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 5,	February 3,	April 29,
	2018	2018	2017
Level 1
Cash equivalents (including restricted cash)	$22,393	$28,283	$28,184

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 5, 2018		February 3, 2018		April 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$1,106,321	$1,111,853	$1,108,913	$1,108,913	$—	$—
Term B-4 Loans	—	—	—	$—	1,112,316	1,114,633
ABL senior secured revolving facility	11,800	11,800	—	—	23,200	23,200
Total debt	$1,118,121	$1,123,653	$1,108,913	$1,108,913	$1,135,516	$1,137,833

Capital lease obligations are excluded from the table above. To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates due to its short term nature. Borrowings are typically done in 30-day increments.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	May 5,	February 3,	April 29,
	2018	2018	2017
Deferred tax asset	$6,724	$6,952	$7,678
Deferred tax liability	181,607	179,486	212,500
Net deferred tax liability	$174,883	$172,534	$204,822

Deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes.  Deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of May 5, 2018, February 3, 2018 and April 29, 2017, valuation allowances amounted to $8.6 million, $8.4 million and $7.7 million, respectively, related to state tax net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of the benefit of these state tax net operating losses and state tax credit carry-forwards will not be realized. As of May 5, 2018, the Company has a deferred tax asset related to net operating losses of $12.0 million, inclusive of $10.2 million of state net operating losses, which will expire at various dates between 2018 and 2038, as well as $1.8 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will begin to expire in 2025.

The U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law on December 22, 2017. The Tax Act, among other things, lowered the federal statutory rate from 35% to 21%. The Company has analyzed the Tax Act and made reasonable estimates of the effects on its consolidated financial statements and tax disclosures. As the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts as allowed by Staff Accounting Bulletin No. 118. The accounting is expected to be completed during Fiscal 2018.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended May 5, 2018, the Company acquired 47,132 shares of common stock from employees for approximately $6.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.”

Share Repurchase Programs

During the three month period ended May 5, 2018, the Company repurchased 488,468 shares of its common stock for $63.9 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.” The repurchase program is authorized to be executed through August 2019 and is funded using the Company’s available cash and borrowings on the ABL Line of Credit. As of May 5, 2018, the Company had $153.3 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended
	May 5,	April 29,
	2018	2017
Basic net income per share
Net income	$82,588	$52,368
Weighted average number of common shares – basic	66,983	69,333
Net income per common share – basic	$1.23	$0.76
Diluted net income per share
Net income	$82,588	$52,368
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,983	69,333
Assumed exercise of stock options and vesting of restricted stock	1,987	2,172
Weighted average number of common shares – diluted	68,970	71,505
Net income per common share – diluted	$1.20	$0.73

Approximately 220,000 shares were excluded from diluted net income per share for the three month period ended May 5, 2018, since their effect was anti-dilutive.

Less than 100,000 shares were excluded from diluted net income per share for the three month period ended April 29, 2017, since their effect was anti-dilutive.

9. Stock-Based Compensation

As of May 5, 2018, there were 4,223,442 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan).

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 5,	April 29,
Type of Non-Cash Stock Compensation	2018	2017
Restricted stock grants (a)	$3,984	$3,158
Stock option grants (a)	3,039	1,866
Stock option modification (b)	—	59
Total (c)	$7,023	$5,083

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification, which became fully vested during Fiscal 2017. Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Income. The Company does not expect to recognize any additional compensation expense related to the modification.

(c)

The amounts presented in the table above exclude taxes. For the three month period ended May 5, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.2 million. For the three month period ended April 29, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.5 million.

Stock Options

Stock option transactions during the three month period ended May 5, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2018	2,579,831	$39.79
Options granted	491,066	135.05
Options exercised (a)	(150,502)	23.25
Options forfeited	(7,268)	68.87
Options outstanding, May 5, 2018	2,913,127	$56.63

(a)	Options exercised during the three month period ended May 5, 2018 had a total intrinsic value of $16.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of May 5, 2018:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,913,127	7.3	$56.63	$238.9

The fair value of each stock option granted during the three month period ended May 5, 2018 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
May 5,
2018
Risk-free interest rate	2.13% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.92 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$50.54

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended May 5, 2018, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the three month period ended May 5, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, February 3, 2018	748,894	$66.99
Awards granted	129,098	135.41
Awards vested (a)	(139,729)	63.13
Awards forfeited	(3,318)	70.30
Non-vested awards outstanding, May 5, 2018	734,945	79.73

(a)	Restricted stock awards vested during the three month period ended May 5, 2018 had a total intrinsic value of $18.9 million.

The fair value of each share of restricted stock granted during Fiscal 2018 was based upon the closing price of the Company’s common stock on the grant date.

10. Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.”

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At May 5, 2018, February 3, 2018 and April 29, 2017, deferred lease incentives were $207.1 million, $206.0 million and $177.7 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $260.5 million for the remainder of Fiscal 2018 and $372.2 million, $355.9 million, $334.3 million, $311.9 million and $1,433.1 million for the fiscal years ended February 1, 2020, January 30, 2021, January 29, 2022, January 28, 2023 and all subsequent years thereafter, respectively. Total future minimum lease payments include $277.2 million related to options to extend lease terms that are reasonably assured of being exercised and $487.7 million of minimum lease payments for 65 stores that the Company has committed to open or relocate in the current or future years.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $55.0 million, $60.0 million and $50.8 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively. Among these arrangements, as of May 5, 2018, February 3, 2018 and April 29, 2017, the Company had letters of credit in the amount of $44.5 million, $51.9 million and $43.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $10.5 million, $8.1 million and $7.0 million at May 5, 2018, February 3, 2018 and April 29, 2017, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $533.2 million, $455.8 million and $514.4 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively.

Purchase Commitments

The Company had $994.5 million of purchase commitments related to goods that were not received as of May 5, 2018.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 647 stores as of May 5, 2018, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended May 5, 2018 compared with the three month period ended April 29, 2017 include the following:

•	We generated total revenues of $1,524.7 million compared with $1,352.2 million.
•	Net sales improved $171.9 million to $1,518.4 million. Comparable sales increased 4.8% on a shifted basis, as further discussed below.
•

Gross margin as a percentage of net sales improved to 41.2% compared with 40.9%. Product sourcing costs, which are included in selling, general and administrative expenses, increased 5 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 30.8% compared with 31.3%.
•	We earned net income of $82.6 million compared with net income of $52.4 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $30.4 million to $87.0 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $28.1 million to $164.9 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $24.9 million to $119.8 million.

Fiscal Year

Fiscal 2018 is defined as the 52-week year ended February 2, 2019. Fiscal 2017 is defined as the 53-week year ending February 3, 2018. To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 week period ended May 5, 2018 to the 13 week period ended May 6, 2017. On this shifted basis, comparable store sales for the three months ended May 5, 2018 increased 4.8%.

Store Openings, Closings, and Relocations

During the three month period ended May 5, 2018, we opened 24 new stores, inclusive of five relocations, and closed one store, exclusive of the aforementioned relocations, bringing our store count as of May 5, 2018 to 647 stores, inclusive of an internet store.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. Our goal is to open 35-40 net new stores during Fiscal 2018 and to open a minimum of 30 net new Burlington Stores annually going forward.

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

We closely monitor our net sales, gross margin and expenses. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If we were to experience adverse economic trends and/or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT (or Adjusted Operating Margin), comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $82.6 million during the three month period ended May 5, 2018 compared with net income of $52.4 million during the three month period ended April 29, 2017. This improvement was primarily driven by our improved gross margin, partially offset by an increase in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease amortization; (ii) costs related to debt amendments; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges and (vi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense; (iv) depreciation and amortization; (v) impairment charges; (vi) stock option modification expense; (vii) costs related to debt amendments and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense; (iv) impairment charges; (v) stock option modification expense; (vi) net favorable lease amortization; (vii) costs related to debt amendments and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Margin, because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income does not reflect the following items, net of their tax effect:

•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	expenses related to our May 2013 stock option modification; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 5, 2018, Adjusted Net Income improved $30.4 million to $87.0 million. This improvement was primarily driven by our improved gross margin, partially offset by increased selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended May 5, 2018 compared with the three months ended April 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 5,	April 29,
	2018	2017
Reconciliation of net income to Adjusted Net Income:
Net income	$82,588	$52,368
Net favorable lease amortization (a)	5,325	6,009
Stock option modification expense (b)	—	63
Tax effect (c)	(927)	(1,848)
Adjusted Net Income	$86,986	$56,592

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the “Merger Transaction”), and are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income.

(b)	Represents expenses incurred as a result of our May 2013 stock option modification.
(c)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (b).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	expenses related to our May 2013 stock option modification;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements;

•	our income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 5, 2018, Adjusted EBITDA improved $28.1 million to $164.9 million. This improvement was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended May 5, 2018 compared with the three months ended April 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 5,	April 29,
	2018	2017
Reconciliation of net income to Adjusted EBITDA:
Net income	$82,588	$52,368
Interest expense	14,521	13,514
Interest income	(80)	(35)
Stock option modification expense (a)	—	63
Depreciation and amortization	50,509	48,012
Income tax expense	17,411	22,916
Adjusted EBITDA	$164,949	$136,838

(a)	Represents expenses incurred as a result of our May 2013 stock option modification.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	expenses related to our May 2013 stock option modification;
•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	our income tax expense or the cash requirements to pay our taxes; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 5, 2018, Adjusted EBIT improved $24.9 million to $119.8 million. This improvements was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three months ended May 5, 2018 compared with the three months ended April 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 5,	April 29,
	2018	2017
Reconciliation of net income to Adjusted EBIT:
Net income	$82,588	$52,368
Interest expense	14,521	13,514
Interest income	(80)	(35)
Stock option modification expense (a)	—	63
Net favorable lease amortization (b)	5,325	6,009
Income tax expense	17,411	22,916
Adjusted EBIT	$119,765	$94,835

(a)	Represents expenses incurred as a result of our May 2013 stock option modification.
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

Three Months Ended
May 5, 2018	4.8%
April 29, 2017	0.5%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 35 basis points to 41.2% during the three month period ended May 5, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased 5 basis points as a percentage of net sales.

Inventory. Inventory at May 5, 2018 increased to $786.6 million compared with $725.5 million at April 29, 2017. The increase was primarily related to 51 net new stores opened from April 29, 2017 through May 5, 2018 and an increase in pack and hold inventory, which was 27% of total inventory at the end of the first quarter of Fiscal 2018, compared to 26% at the end of the first quarter of Fiscal 2017. Comparable store inventory was down 7% at the end of the first quarter of Fiscal 2018 as a result of our ongoing initiative to reduce inventory levels and increase inventory turnover.

Inventory at February 3, 2018 was $752.6 million. The increase in inventory from February 3, 2018 reflects the seasonality of our business, as well as the inventory required for our 18 net new stores opened during the three month period ended May 5, 2018.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 8% for the first quarter of Fiscal 2018 compared with the first quarter of Fiscal 2017.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 12% during the first quarter of Fiscal 2018 compared with the first quarter of Fiscal 2017.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.5% during the three month period ended May 5, 2018, compared with 8.6% during the three month period ended April 29, 2017. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset wage increases at our stores.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $56.2 million during the three months ended May 5, 2018, compared with a decrease of $52.0 million during the three months ended April 29, 2017. The decrease in our cash flows compared with the prior year was primarily driven by (i) an increase in share repurchases under our share repurchase program, (ii) a decrease in our net borrowings on our existing senior secured asset-based revolving credit facility (the ABL Line of Credit) and (iii) an increase in our capital expenditures. These decreases were partially offset by our improved operating results, which drove an increase in our operating cash flow. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended May 5, 2018 and the three months ended April 29, 2017.

	Percentage of Net Sales
	Three Months Ended
	May 5,	April 29,
	2018	2017
Net sales	100.0%	100.0%
Other revenue	0.4	0.4
Total revenue	100.4	100.4
Cost of sales	58.8	59.1
Selling, general and administrative expenses	30.8	31.3
Stock option modification expense	—	0.0
Depreciation and amortization	3.3	3.6
Other income - net	(0.1)	(0.1)
Interest expense	1.0	1.0
Total costs and expenses	93.8	94.9
Income before income tax expense	6.6	5.5
Income tax expense	1.1	1.7
Net income	5.5%	3.8%

Three Month Period Ended May 5, 2018 Compared With the Three Month Period Ended April 29, 2017

Net sales

Net sales improved approximately $171.9 million, or 12.8%, to $1,518.4 million during the three month period ended May 5, 2018, driven primarily by the following:

•	an increase in unshifted comparable store sales of $93.2 million, to $1,405.4 million, and
•	an increase in net sales of $82.0 million from our new and non-comparable stores; partially offset by
•	a $3.3 million decrease related to the net impact of permanently closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 week period ended May 5, 2018 to the 13 week period ended May 6, 2017. On this shifted basis, comparable store sales for the three months ended May 5, 2018 increased 4.8%. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model. During the first quarter of Fiscal 2018, there were eight stores that were closed for seven or more days due to weather-related incidents that occurred during Fiscal 2017, six of which remained closed as of May 5, 2018. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days. The impact of these store closures are reflected in the total sales results for the first quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $19 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 35 basis points to 58.8% during the three month period ended May 5, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, were approximately 5 basis points higher as a percentage of net sales. On a dollar basis, cost of sales increased $96.3 million, or 12.1%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 45 basis points during the three month period ended May 5, 2018. The following table details selling, general and administrative expenses for the three month period ended May 5, 2018 compared with the three month period ended April 29, 2017. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Three Months Ended
	May 5, 2018	Percentage of Net Sales	April 29, 2017	Percentage of Net Sales	$ Variance	% Change
Store related costs	$310.7	20.5%	$281.7	20.9%	$29.0	10.3%
Product sourcing costs	72.1	4.7	63.3	4.7	8.8	13.9
Corporate costs	47.8	3.1	42.0	3.1	5.8	13.8
Marketing and strategy costs	20.7	1.4	19.0	1.4	1.7	8.9
Other selling, general and administrative expenses	17.0	1.1	14.9	1.2	2.1	14.1
Selling, general and administrative expenses	$468.3	30.8%	$420.9	31.3%	$47.4	11.3%

Store related costs as a percentage of net sales improved approximately 45 basis points during the three month period ended May 5, 2018, primarily driven by leverage in occupancy costs. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset wage increases at our stores. On a dollar basis, the $29.0 million increase was primarily driven by costs related to our new and non-comparable stores.

Product sourcing costs as a percentage of net sales were approximately 5 basis points higher during the three month period ended May 5, 2018, which was more than offset by a 35 basis point improvement in cost of sales.

Corporate costs as a percentage of net sales were approximately 5 basis points higher during the three month period ended May 5, 2018, primarily driven by an increase in our stock-based compensation.

Marketing and strategy costs as a percentage of net sales improved 5 basis points during the three month period ended May 5, 2018, primarily driven by increased leverage in our national television advertising and personalized marketing efforts.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $50.5 million during the three month period ended May 5, 2018 compared with $48.0 million during the three month period ended April 29, 2017. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores.

Interest expense

Interest expense increased $1.0 million to $14.5 million, primarily driven by the impact of higher interest rates on the unhedged portion of the Term Loan Facility, which more than offset the benefit obtained from the repricing of the Term Loan Facility during the fourth quarter of Fiscal 2017.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the three month period ended May 5, 2018 compared with prior year, are summarized in the table below:

	Three Months Ended
	May 5,	April 29,
	2018	2017
Average interest rate – ABL Line of Credit	3.3%	2.5%
Average interest rate – Term Loan Facility	4.2%	3.6%
Average balance – ABL Line of Credit (in millions)	$28.7	$32.1
Average balance – Term Loan Facility (in millions) (a)	$1,113.1	$1,117.0

(a)	Excludes original issue discount

Income tax expense

Income tax expense was $17.4 million during the three month period ended May 5, 2018 compared with $22.9 million during the three month period ended April 29, 2017. The effective tax rate for the three month period ended May 5, 2018 was 17.4% compared with 30.4% during the three month period ended April 29, 2017. The improvement in the effective tax rate was primarily the result of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which among other things, lowered the federal statutory rate from 35% to 21%.

We have analyzed the Tax Act and made reasonable estimates of the effects on our condensed consolidated financial statements and tax disclosures. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts as allowed by Staff Accounting Bulletin No. 118. The accounting is expected to be completed during Fiscal 2018.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the three month period ended May 5, 2018 resulted in an annual effective income tax rate of 25% (before discrete items) as our best estimate. This is lower than the projected annual effective income tax rate during the three month period ended April 29, 2017 of 37% (before discrete items) as a result of the Tax Act which, among other things, lowered the federal statutory rate from 35% to 21%.

Net income

We earned net income of $82.6 million during the three month period ended May 5, 2018 compared with net income of $52.4 million for the three month period ended April 29, 2017. The improvement in our net income was primarily driven by our improved gross margin and our lower effective tax rate, primarily as a result of the Tax Act, partially offset by increased selling, general and administrative expenses.

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

Cash Flow for the Three Month Period Ended May 5, 2018 Compared With the Three Month Period Ended April 29, 2017

We used $56.2 million of cash flow during the three month period ended May 5, 2018 compared with a use of $52.0 million during the three month period ended April 29, 2017.

Net cash provided by operating activities amounted to $60.2 million during the three month period ended May 5, 2018 compared with $28.6 million during the three month period ended April 29, 2017. The increase in our operating cash flows was primarily driven by our increased operating results.

Net cash used in investing activities was $57.9 million during the three month period ended May 5, 2018 compared with $52.8 million during the three month period ended April 29, 2017. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, store refreshes and remodels and other store expenditures) and our overall supply chain initiatives.

Net cash used in financing activities was $58.5 million during the three month period ended May 5, 2018 compared with $27.8 million during the three month period ended April 29, 2017. This change was primarily driven by an increase in share repurchases under our share repurchase program, as well as a decrease in the net borrowings on our ABL Line of Credit.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at May 5, 2018 of $12.6 million compared with $60.4 million at April 29, 2017. During the three month period ended May 5, 2018 compared with the three month period ended April 29, 2017, we experienced increases in our cash and cash equivalents, merchandise inventories, prepaid and other current assets (primarily driven by the timing of our prepaid rent payments) and accounts receivable (primarily increased insurance receivables and lease incentives). These increases were partially offset by an increase in our accounts payable (driven by the timing and amount of our inventory receipts), current debt maturities, and other current liabilities (primarily driven by increased accrued purchases of property and equipment, as well as accrued payroll and payroll taxes). We had a working capital deficit at February 3, 2018 of $47.0 million.

Capital Expenditures

For the three month period ended May 5, 2018, cash spend for capital expenditures, net of $8.7 million of landlord allowances, amounted to $51.7 million. We estimate that we will spend approximately $250 million, net of approximately $60 million of landlord allowances and insurance recoveries, in capital expenditures during Fiscal 2018, including approximately $120 million, net of the previously mentioned $60 million of landlord allowances, for store expenditures (new stores, store refreshes and remodels and other store expenditures). In addition, we estimate that we will spend approximately $35 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock. This repurchase program is authorized to be executed through August 2019, and is funded using our available cash and borrowings on our ABL Line of Credit.

During the three month period ended May 5, 2018, we repurchased 488,468 shares of our common stock for $63.9 million, inclusive of commissions, under the share repurchase program. As of May 5, 2018, we had $153.3 million remaining under our share repurchase authorization.

We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions under our repurchase program. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Our share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

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

Operational Growth

During the three month period ended May 5, 2018, we opened 24 new stores, inclusive of five relocations, and closed one store, exclusive of the aforementioned relocations, bringing our store count as of May 5, 2018 to 647 stores (inclusive of one internet store). We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. For the full year, we plan to open 35-40 net new stores, which includes 60 gross new stores, along with 20-25 store relocations and closings.

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

Debt and Hedging

As of May 5, 2018, our obligations include $1,106.3 million, inclusive of original issue discount, under our Term Loan Facility and $11.8 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $21.2 million of capital lease obligations as of May 5, 2018.

Of the $1,106.3 million outstanding under our Term Loan Facility, $800 million is fixed at an effective LIBOR interest rate of 1.65%, including the swap premium, through May 2019. Given the current interest rate environment, we will continue to evaluate hedging options beyond May 2019. In addition, we will continue to actively monitor the credit markets for an opportunity to reprice the Term Loan Facility, which currently is priced at LIBOR + 250 basis points. The ABL Line of Credit matures on August 13, 2019, and we anticipate extending it for 5 years. Given our continued strong performance, relatively low usage on the ABL Line of Credit and decreasing leverage ratio, we believe we have opportunities to continue to optimize our capital structure while simultaneously reducing interest expense.

Term Loan Facility

At May 5, 2018, our borrowing rate related to the Term Loan Facility was 4.41%.

ABL Line of Credit

At May 5, 2018, we had $533.2 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three month period ended May 5, 2018 amounted to $90.0 million. Average borrowings during the three month period ended May 5, 2018 amounted to $28.7 million at an average interest rate of 3.3%.

Certain Information Concerning Contractual Obligations

The Company had $994.5 million of purchase commitments related to goods that were not received as of May 5, 2018. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

Revenue Recognition

Effective February 4, 2018, we adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” which supersedes most preexisting revenue recognition guidance. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Condensed Consolidated Statements of Income. We account for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in our Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We determine an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

Other than the revenue recognition policy discussed above, our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, the Tax Act and pending interpretations related thereto, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 5, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 5, 2018.

During the quarter ended May 5, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 5, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 4, 2018 through March 3, 2018	145,815	$120.37	145,661	$199,639
March 4, 2018 through April 7, 2018	152,113	$133.25	151,632	$179,432
April 8, 2018 through May 5, 2018	237,672	$136.52	191,175	$153,294
Total	535,600		488,468

(1)

The number of shares purchased between February 4, 2018 and March 3, 2018, between March 4, 2018 and April 7, 2018 and between April 8, 2018 and May 5, 2018 include 154; 481 and 46,497 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock. This new repurchase program is authorized to be executed through August 2019. As of May 5, 2018, we had $153.3 million available for purchase under this share repurchase program. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

Date: May 31, 2018