Form 10-Q
period 2018-08-04
Burlington Stores, Inc.
filed 2018-08-30
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

The registrant had 67,550,710 shares of common stock outstanding as of August 4, 2018.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
REVENUES:
Net sales	$1,498,633	$1,363,224	$3,017,079	$2,709,769
Other revenue	6,109	5,756	12,371	11,430
Total revenue	1,504,742	1,368,980	3,029,450	2,721,199
COSTS AND EXPENSES:
Cost of sales	877,474	808,126	1,770,156	1,604,522
Selling, general and administrative expenses	479,077	437,196	947,424	858,052
Costs related to debt amendments	79	—	79	—
Stock option modification expense	—	42	—	105
Depreciation and amortization	56,923	48,700	107,432	96,712
Impairment charges - long-lived assets	—	988	—	988
Other income - net	(4,022)	(3,680)	(5,372)	(5,586)
Loss on extinguishment of debt	1,361	—	1,361	—
Interest expense	14,581	14,544	29,103	28,058
Total costs and expenses	1,425,473	1,305,916	2,850,183	2,582,851
Income before income tax expense	79,269	63,064	179,267	138,348
Income tax expense	8,312	16,162	25,723	39,078
Net income	$70,957	$46,902	$153,544	$99,270

Net income per common share:
Common stock - basic	$1.06	$0.68	$2.29	$1.44
Common stock - diluted	$1.03	$0.66	$2.23	$1.40
Weighted average number of common shares:
Common stock - basic	66,890	68,807	66,937	69,070
Common stock - diluted	68,769	70,801	68,870	71,153

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net income	$70,957	$46,902	$153,544	$99,270
Other comprehensive income, net of tax:
Interest rate cap contracts:
Net unrealized (losses) gains arising during the period	(14)	(642)	972	(1,098)
Reclassification into earnings during the period	360	895	1,017	1,745
Other comprehensive income, net of tax:	346	253	1,989	647
Total comprehensive income	$71,303	$47,155	$155,533	$99,917

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 4,	February 3,	July 29,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$89,585	$133,286	$32,648
Restricted cash and cash equivalents	21,882	27,800	27,800
Accounts receivable—net	71,026	71,649	58,941
Merchandise inventories	843,926	752,562	726,985
Prepaid and other current assets	147,574	115,136	102,089
Total current assets	1,173,993	1,100,433	948,463
Property and equipment—net	1,178,989	1,134,772	1,080,181
Tradenames	238,000	238,000	238,000
Favorable leases—net	178,448	188,947	201,221
Goodwill	47,064	47,064	47,064
Deferred tax assets	6,496	6,952	7,282
Other assets	107,631	96,661	89,557
Total assets	$2,930,621	$2,812,829	$2,611,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$761,658	$736,252	$603,960
Other current liabilities	355,676	370,215	317,513
Current maturities of long term debt	2,755	13,164	1,823
Total current liabilities	1,120,089	1,119,631	923,296
Long term debt	1,155,671	1,113,808	1,276,443
Other liabilities	320,343	313,130	289,891
Deferred tax liabilities	181,225	179,486	218,038
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 78,950,536 shares, 78,421,947 shares and 78,225,750 shares, respectively;
Outstanding: 67,550,710 shares, 67,871,725 shares and 68,972,042 shares, respectively	7	7	7
Additional paid-in-capital	1,485,418	1,457,205	1,439,231
Accumulated deficit	(522,120)	(675,664)	(961,246)
Accumulated other comprehensive income (loss)	102	(1,887)	(6,544)
Treasury stock, at cost	(810,114)	(692,887)	(567,348)
Total stockholders' equity (deficit)	153,293	86,774	(95,900)
Total liabilities and stockholders' equity (deficit)	$2,930,621	$2,812,829	$2,611,768

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 4,	July 29,
	2018	2017
OPERATING ACTIVITIES
Net income	$153,544	$99,270
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	107,432	96,712
Impairment charges—long-lived assets	—	988
Amortization of deferred financing costs	929	1,263
Accretion of long term debt instruments	383	544
Deferred income taxes	1,434	10,365
Non-cash loss on extinguishment of debt	1,361	—
Non-cash stock compensation expense	16,749	12,487
Non-cash rent	(12,663)	(13,667)
Deferred rent incentives	14,477	10,275
Changes in assets and liabilities:
Accounts receivable	(6,497)	(11,111)
Merchandise inventories	(91,363)	(25,094)
Prepaid and other current assets	(27,374)	(28,701)
Accounts payable	25,180	(35,447)
Other current liabilities	(27,417)	(48,934)
Other long term assets and long term liabilities	7,921	(1,105)
Other operating activities	2,211	4,332
Net cash provided by operating activities	166,307	72,177
INVESTING ACTIVITIES
Cash paid for property and equipment	(121,966)	(107,800)
Proceeds from insurance recoveries related to property and equipment	2,147	—
Lease acquisition costs	(8,543)	—
Other investing activities	3,178	1,100
Net cash (used in) investing activities	(125,184)	(106,700)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	694,100	680,900
Principal payments on long term debt—ABL Line of Credit	(523,800)	(533,500)
Principal payments on long term debt—Term B-5 Loans	(152,808)	—
Purchase of treasury shares	(117,227)	(164,238)
Proceeds from stock option exercises	11,464	5,748
Other financing activities	(2,471)	(3,336)
Net cash (used in) financing activities	(90,742)	(14,426)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(49,619)	(48,949)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	161,086	109,397
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$111,467	$60,448
Supplemental disclosure of cash flow information:
Interest paid	$27,380	$22,425
Income tax payments - net	$53,588	$96,648
Non-cash investing activities:
Accrued purchases of property and equipment	$43,159	$33,306
Acquisition of capital lease	$13,538	—

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 4, 2018

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 4, 2018, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 651 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (Fiscal 2017 10-K). The balance sheet at February 3, 2018 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2017 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 4, 2018 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2017 10-K, “Summary of Significant Accounting Policies.”

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ends February 2, 2019 (Fiscal 2018) and is a 52-week fiscal year. The fiscal year ended February 3, 2018 (Fiscal 2017) was a 53-week fiscal year.

Weather-Related Incidents

During the six month period ended August 4, 2018, the Company received $5.9 million of insurance proceeds related to weather-related incidents that occurred during Fiscal 2017. These proceeds resulted in a gain on insurance recovery of $1.9 million, which is included in “Other income – net” on the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended August 4, 2018. The Company allocated $2.1 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Condensed Consolidated Statement of Cash Flows for the six month period ended August 4, 2018.

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which converges revenue recognition under GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance, and provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective February 4, 2018 on a modified retrospective basis.

Adoption of the standard did not result in any material change in the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve as of August 4, 2018 were $12.9 million and $7.7 million, respectively, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Condensed Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018 and July 29, 2017, the net sales return reserve was $3.8 million and $4.7 million, respectively, and was included in the line “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Condensed Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The Company adopted this standard effective February 4, 2018. Adoption of the new guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective February 4, 2018. As a result of adoption, the Company has included $27.8 million of restricted cash and cash equivalents in both the beginning-of-period and end-of-period cash and cash equivalents balances on its Condensed Consolidated Statement of Cash Flows for the six month period ended July 29, 2017.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” This ASU eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges. As a result, changes in fair value for hedging instruments designated as a cash flow or net investment hedge will be recognized as a component of other comprehensive income, regardless of whether or not an economic mismatch exists in the hedging relationship. Additionally, the ASU eliminates the benchmark interest rate concept for variable-rate instruments in cash flow hedges. As a result, the contractually specified interest rate can now be designated as the hedged risk. The Company has elected to adopt the ASU as of February 4, 2018, using a modified retrospective transition method. Adoption of this ASU did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six month periods ended August 4, 2018, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 4, 2018 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 4,	February 3,	July 29,
	2018	2018	2017
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.75%) plus 2.50%, matures on November 17, 2024	$957,179	$1,108,913	—
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, redeemed in full on November 17, 2017	—	—	$1,112,588
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	170,300	—	147,400
Capital lease obligations	34,058	21,931	22,912
Unamortized deferred financing costs	(3,111)	(3,872)	(4,634)
Total debt	1,158,426	1,126,972	1,278,266
Less: current maturities	(2,755)	(13,164)	(1,823)
Long term debt, net of current maturities	$1,155,671	$1,113,808	$1,276,443

Term Loan Facility

At August 4, 2018 and July 29, 2017, the Company’s borrowing rate related to its senior secured term loan facility (the Term Loan Facility) was 4.6% and 4.0%, respectively.

During June 2018, the Company prepaid $150.0 million on the Term Loan Facility. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the extinguishment of debt of $1.2 million, representing the write-off of $0.7 million and $0.5 million in unamortized original issue discount and deferred financing costs, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended August 4, 2018.

ABL Line of Credit

On June 29, 2018, BCFWC entered into a Second Amendment (the Second Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement). The Second Amendment, among other things, extended the maturity date from August 13, 2019 to June 29, 2023 and adjusted the pricing grid such that the lower interest rate of 1.25% in the case of LIBOR loans and 0.25% in the case of prime rate loans is applicable so long as the Company maintains at least 40% average daily availability (as opposed to 50%). In connection with its entry into the Second Amendment, and in accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended August 4, 2018.

At August 4, 2018, the Company had $367.9 million available under the ABL Credit Agreement, governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and six month periods ended August 4, 2018 amounted to $255.0 million for both periods. Average borrowings during the three and six month periods ended August 4, 2018 amounted to $115.0 million and $71.8 million, respectively, at average interest rates of 3.3% in both periods.

At July 29, 2017, the Company had $363.1 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and six month periods ended July 29, 2017 amounted to $180.3 million for both periods. Average borrowings during the three and six month periods ended July 29, 2017 amounted to $79.0 million and $55.5 million, respectively, at average interest rates of 2.8% and 2.7%, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of August 4, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

As of August 4, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 4, 2018		February 3, 2018		July 29, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Prepaid and other current assets	$5,065	Other assets	$4,543	Other liabilities	$2,409

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Cap Contracts:	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Unrealized (losses) gains, before taxes	$(20)	$(1,070)	$1,344	$(1,826)
Income tax benefit (expense)	6	428	(372)	728
Unrealized (losses) gains, net of taxes	$(14)	$(642)	$972	$(1,098)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Interest expense	$498	$1,491	$1,406	$2,902
Income tax expense	(138)	(596)	(389)	(1,157)
Net income	$360	$895	$1,017	$1,745

The Company estimates that approximately $0.2 million will be reclassified from accumulated other comprehensive income (loss) into interest expense during the next twelve months.

4. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)
Derivative Instruments
Balance at February 3, 2018	$(1,887)
Unrealized gains, net of related taxes of $0.4 million	972
Amount reclassified into earnings, net of related taxes of $0.4 million	1,017
Balance at August 4, 2018	$102

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 4, 2018, February 3, 2018 and July 29, 2017 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 4,	February 3,	July 29,
	2018	2018	2017
Level 1
Cash equivalents (including restricted cash)	$22,437	$28,283	$28,211

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 4, 2018		February 3, 2018		July 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$957,179	$958,974	$1,108,913	$1,108,913	$—	$—
Term B-4 Loans	—	—	—	$—	1,112,588	1,119,078
ABL senior secured revolving facility	170,300	170,300	—	—	147,400	147,400
Total debt	$1,127,479	$1,129,274	$1,108,913	$1,108,913	$1,259,988	$1,266,478

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

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	August 4,	February 3,	July 29,
	2018	2018	2017
Deferred tax asset	$6,496	$6,952	$7,282
Deferred tax liability	181,225	179,486	218,038
Net deferred tax liability	$174,729	$172,534	$210,756

Deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of August 4, 2018, February 3, 2018 and July 29, 2017, valuation allowances amounted to $8.4 million, $8.4 million and $7.0 million, respectively, related to state tax net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of the benefit of these state tax net operating losses and state tax credit carry-forwards will not be realized.

As of August 4, 2018, the Company has a deferred tax asset related to net operating losses of $11.2 million, inclusive of $9.7 million of state net operating losses, which will expire at various dates between 2018 and 2038, as well as $1.5 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will begin to expire in 2025.

As of August 4, 2018, the Company has a deferred tax asset related to tax credit carry-forwards of $4.9 million, inclusive of $3.3 million of state tax credit carry-forwards, which will begin to expire in 2021, as well as $1.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

The U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law on December 22, 2017. The Tax Act, among other things, lowered the federal statutory rate from 35% to 21%. The Company has analyzed the Tax Act and made reasonable estimates of the effects on its Condensed Consolidated Financial Statements and tax disclosures. As the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts as allowed by Staff Accounting Bulletin No. 118. The accounting is expected to be completed during Fiscal 2018.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended August 4, 2018, the Company acquired 49,800 shares of common stock from employees for approximately $6.8 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Programs

During the six month period ended August 4, 2018, the Company repurchased 799,264 shares of its common stock for $110.4 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. This repurchase program, which was approved by the Company’s Board of Directors in August 2017, is authorized to be executed through August 2019 and is funded using the Company’s available cash and borrowings under the ABL Line of Credit. As of August 4, 2018, the Company had $106.7 million remaining under this share repurchase authorization.

On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by the Company’s Board of Directors in August 2017, is authorized to be executed through August 2020.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Basic net income per share
Net income	$70,957	$46,902	$153,544	$99,270
Weighted average number of common shares – basic	66,890	68,807	66,937	69,070
Net income per common share – basic	$1.06	$0.68	$2.29	$1.44
Diluted net income per share
Net income	$70,957	$46,902	$153,544	$99,270
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,890	68,807	66,937	69,070
Assumed exercise of stock options and vesting of restricted stock	1,879	1,994	1,933	2,083
Weighted average number of common shares – diluted	68,769	70,801	68,870	71,153
Net income per common share – diluted	$1.03	$0.66	$2.23	$1.40

Approximately 500,000 and 360,000 shares were excluded from diluted net income per share for the three and six month periods ended August 4, 2018, respectively, since their effect was anti-dilutive.

Approximately 170,000 and less than 100,000 shares were excluded from diluted net income per share for the three and six month periods ended July 29, 2017, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

As of August 4, 2018, there were 4,198,590 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan).

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
Type of Non-Cash Stock Compensation	2018	2017	2018	2017
Restricted stock grants (a)	$5,090	$4,276	$9,074	$7,434
Stock option grants (a)	4,636	3,089	7,675	4,955
Stock option modification (b)	—	40	—	98
Total (c)	$9,726	$7,405	$16,749	$12,487

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification, which became fully vested during Fiscal 2017. Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Income. The Company does not expect to recognize any additional compensation expense related to the modification.

(c)

The amounts presented in the table above exclude taxes. For the three and six month periods ended August 4, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $4.1 million, respectively. For the three and six month periods ended July 29, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.9 million and $3.5 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 4, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2018	2,579,831	$39.79
Options granted	500,821	135.30
Options exercised (a)	(396,356)	28.92
Options forfeited	(18,535)	49.01
Options outstanding, August 4, 2018	2,665,761	$59.29

(a)	Options exercised during the six month period ended August 4, 2018 had a total intrinsic value of $45.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 4, 2018:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,665,761	7.1	$59.29	$252.8

The fair value of each stock option granted during the six month period ended August 4, 2018 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
August 4,
2018
Risk-free interest rate	2.13% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.92 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$50.64

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended August 4, 2018, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the six month period ended August 4, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, February 3, 2018	748,894	$66.99
Awards granted	141,130	135.65
Awards vested (a)	(155,157)	62.43
Awards forfeited	(8,897)	84.08
Non-vested awards outstanding, August 4, 2018	725,970	81.10

(a)	Restricted stock awards vested during the six month period ended August 4, 2018 had a total intrinsic value of $21.2 million.

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

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At August 4, 2018, February 3, 2018 and July 29, 2017, deferred lease incentives were $199.1 million, $206.0 million and $179.6 million, respectively, and are recorded in the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $180.3 million for the remainder of Fiscal 2018 and $384.8 million, $372.0 million, $351.9 million, $331.6 million and $1,560.4 million for the fiscal years ended February 1, 2020, January 30, 2021, January 29, 2022, January 28, 2023 and all subsequent years thereafter, respectively. Total future minimum lease payments include $267.4 million related to options to extend lease terms that are reasonably assured of being exercised and $546.8 million of minimum lease payments for 75 stores that the Company has committed to open or relocate in the current or future years.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $60.0 million, $60.0 million and $53.0 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. Among these arrangements, as of August 4, 2018, February 3, 2018 and July 29, 2017, the Company had letters of credit in the amount of $44.4 million, $51.9 million and $43.6 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $15.6 million, $8.1 million and $9.4 million at August 4, 2018, February 3, 2018 and July 29, 2017, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $367.9 million, $455.8 million and $363.1 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively.

Purchase Commitments

The Company had $1,101.5 million of purchase commitments related to goods that were not received as of August 4, 2018.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 651 stores as of August 4, 2018, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended August 4, 2018 compared with the three month period ended July 29, 2017 include the following:

•	We generated total revenues of $1,504.7 million compared with $1,369.0 million.
•	Net sales improved $135.4 million to $1,498.6 million. Comparable sales increased 2.9% on a shifted basis, as further discussed below.
•

Gross margin as a percentage of net sales improved to 41.4% compared with 40.7%. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.0% compared with 32.1%.
•	We earned net income of $71.0 million compared with net income of $46.9 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $27.6 million to $78.9 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $24.8 million to $152.1 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $20.2 million to $104.7 million.

Highlights from the six month period ended August 4, 2018 compared with the six month period ended July 29, 2017 include the following:

•	We generated total revenues of $3,029.5 million compared with $2,721.2 million.
•	Net sales improved $307.3 million to $3,017.1 million. Comparable sales increased 3.8% on a shifted basis, as further discussed below.
•

Gross margin as a percentage of net sales improved to 41.3% compared with 40.8%. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 5 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.4% compared with 31.7%.
•	We earned net income of $153.5 million compared with net income of $99.3 million.

•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $58.4 million to $165.9 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $52.9 million to $317.1 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $45.1 million to $224.5 million.

Fiscal Year

Fiscal 2018 is defined as the 52-week year ending February 2, 2019. Fiscal 2017 is defined as the 53-week year ended February 3, 2018.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 and 26 week periods ended August 4, 2018 to the 13 and 26 week periods ended August 5, 2017, respectively, for the purpose of determining our comparable store sales. On this shifted basis, comparable store sales for the three and six months ended August 4, 2018 increased 2.9% and 3.8%, respectively.

Store Openings, Closings, and Relocations

During the six month period ended August 4, 2018, we opened 29 new stores, inclusive of 6 relocations, and closed one store, exclusive of the aforementioned relocations, bringing our store count as of August 4, 2018 to 651 stores, inclusive of an internet store.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We expect to open 43 net new stores during Fiscal 2018. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term.

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

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Our “open to buy” paradigm, under which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT (or Adjusted Operating Margin), comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $71.0 million during the three month period ended August 4, 2018 compared with net income of $46.9 million during the three month period ended July 29, 2017. We earned net income of $153.5 million during the six month period ended August 4, 2018 compared with net income of $99.3 million during the six month period ended July 29, 2017. These improvements were primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense; refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) impairment charges; (vii) stock option modification expense; (viii) costs related to debt amendments; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) stock option modification expense; (vii) net favorable lease amortization; (viii) costs related to debt amendments; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income does not reflect the following items, net of their tax effect:

•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	costs related to debt amendments;
•	expenses related to our May 2013 stock option modification;
•	losses on extinguishment of debt;
•	impairment charges on long-lived assets; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 4, 2018, Adjusted Net Income improved $27.6 million to $78.9 million and $58.4 million to $165.9 million, respectively. These improvements were primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended August 4, 2018 compared with the three and six months ended July 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted Net Income:
Net income	$70,957	$46,902	$153,544	$99,270
Net favorable lease amortization (a)	9,551	5,912	14,876	11,921
Costs related to debt amendments (b)	79	—	79	—
Stock option modification expense (c)	—	42	—	105
Loss on extinguishment of debt (d)	1,361	—	1,361	—
Impairment charges (e)	—	988	—	988
Tax effect (f)	(3,078)	(2,569)	(3,998)	(4,815)
Adjusted Net Income	$78,870	$51,275	$165,862	$107,469

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

(b)	Represents costs incurred in connection with review of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

Amounts relate to a $150.0 million prepayment on our senior secured term loan facility (the Term Loan Facility), as well as an amendment to our Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement).

(e)	Represents impairment charges on long-lived assets.
(f)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (e).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	expenses related to our May 2013 stock option modification;
•	cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•	impairment charges on long-lived assets;
•	our income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 4, 2018, Adjusted EBITDA improved $24.8 million to $152.1 million and $52.9 million to $317.1 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended August 4, 2018 compared with the three and six months ended July 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted EBITDA:
Net income	$70,957	$46,902	$153,544	$99,270
Interest expense	14,581	14,544	29,103	28,058
Interest income	(110)	(35)	(189)	(70)
Loss on extinguishment of debt (a)	1,361	—	1,361	—
Costs related to debt amendments (b)	79	—	79	—
Stock option modification expense (c)	—	42	—	105
Depreciation and amortization	56,923	48,700	107,432	96,712
Impairment charges (d)	—	988	—	988
Income tax expense	8,312	16,162	25,723	39,078
Adjusted EBITDA	$152,103	$127,303	$317,053	$264,141

(a)	Amounts relate to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)	Represents costs incurred in connection with review of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Represents impairment charges on long-lived assets.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	expenses related to our May 2013 stock option modification;
•	the amortization of net favorable leases, which are amortized over the life of the lease;
•	impairment charges on long-lived assets;
•	our income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 4, 2018, Adjusted EBIT improved $20.2 million to $104.7 million and $45.1 million to $224.5 million. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense; refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and six months ended August 4, 2018 compared with the three and six months ended July 29, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted EBIT:
Net income	$70,957	$46,902	$153,544	$99,270
Interest expense	14,581	14,544	29,103	28,058
Interest income	(110)	(35)	(189)	(70)
Loss on extinguishment of debt (a)	1,361	—	1,361	—
Costs related to debt amendments (b)	79	—	79	—
Stock option modification expense (c)	—	42	—	105
Net favorable lease amortization (d)	9,551	5,912	14,876	11,921
Impairment charges (e)	—	988	—	988
Income tax expense	8,312	16,162	25,723	39,078
Adjusted EBIT	$104,731	$84,515	$224,497	$179,350

(a)	Amounts relate to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)	Represents costs incurred in connection with review of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
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

	Three Months Ended	Six Months Ended
August 4, 2018	2.9%	3.8%
July 29, 2017	3.5%	2.0%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 70 basis points to 41.4% during the three month period ended August 4, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales. Gross margin as a percentage of net sales expanded approximately 50 basis points to 41.3% during the six month period ended August 4, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 5 basis points as a percentage of net sales.

Inventory. Inventory at August 4, 2018 increased to $843.9 million compared with $727.0 million at July 29, 2017. The increase was primarily related to 51 net new stores opened from July 29, 2017 through August 4, 2018. Pack and hold inventory levels were higher than last year, but slightly lower as a percentage of total inventory at 26% at the end of the second quarter of Fiscal 2018 compared to 27% at the end of the second quarter of Fiscal 2017.

Comparable store inventory was down 2% at the end of the second quarter of Fiscal 2018. During the second quarter of Fiscal 2018, we accelerated back to school inventory receipts into July due to the 53rd week calendar shift, as a significant back to school shopping week moved into the second quarter of Fiscal 2018. Excluding this back to school receipt acceleration, comparable store inventory was down 7%.

Inventory at February 3, 2018 was $752.6 million. The increase in inventory from February 3, 2018 reflects the seasonality of our business, as well as the inventory required for our 22 net new stores opened during the six month period ended August 4, 2018.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 4% for the second quarter of Fiscal 2018 compared with the second quarter of Fiscal 2017.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate improved approximately 11% during the second quarter of Fiscal 2018 compared with the second quarter of Fiscal 2017.

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

We present inventory turnover, because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.1% and 8.8% during the three and six month periods ended August 4, 2018, respectively, compared with 9.2% and 8.9% during the three and six month periods ended July 29, 2017, respectively. These improvements were driven mainly by disciplined expense management and our active profit improvement culture. We were able to utilize efficiencies realized through the continued simplification of store operating procedures and improvement of execution to offset wage increases at our stores.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $49.6 million during the six months ended August 4, 2018, compared with a decrease of $48.9 million during the six months ended July 29, 2017. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended August 4, 2018 and the three and six months ended July 29, 2017.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.4	0.4
Total revenue	100.4	100.4	100.4	100.4
Cost of sales	58.6	59.3	58.7	59.2
Selling, general and administrative expenses	32.0	32.1	31.4	31.7
Costs related to debt amendments	0.0	—	0.0	—
Stock option modification expense	—	0.0	—	0.0
Depreciation and amortization	3.8	3.6	3.6	3.6
Impairment charges - long-lived assets	—	0.1	—	0.0
Other income - net	(0.3)	(0.3)	(0.2)	(0.2)
Loss on extinguishment of debt	0.1	—	0.0	—
Interest expense	1.0	1.1	1.0	1.0
Total costs and expenses	95.2	95.9	94.5	95.3
Income before income tax expense	5.2	4.5	5.9	5.1
Income tax expense	0.6	1.2	0.9	1.4
Net income	4.6%	3.3%	5.0%	3.7%

Three Month Period Ended August 4, 2018 Compared With the Three Month Period Ended July 29, 2017

Net sales

Net sales improved approximately $135.4 million, or 9.9%, to $1,498.6 million during the second quarter of Fiscal 2018, driven by the following:

•	an increase in net sales of $93.9 million from our new and non-comparable stores, and
•	an increase in unshifted comparable store sales of $46.0 million; partially offset by
•	a $4.5 million decrease related to the net impact of closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 week period ended August 4, 2018 to the 13 week period ended August 5, 2017. On this shifted basis, comparable store sales for the three months ended August 4, 2018 increased 2.9%, to $1,373.7 million. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

During the second quarter of Fiscal 2018, there were six stores that were closed for seven or more days due to weather-related incidents that occurred during Fiscal 2017, four of which remained closed as of August 4, 2018. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days. The impact of these store closures are reflected in the total sales results for the second quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $15 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 70 basis points to 58.6% during the second quarter of Fiscal 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, were approximately 10 basis points higher as a percentage of net sales. On a dollar basis, cost of sales increased $69.3 million, or 8.6%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 10 basis points for the second quarter of Fiscal 2018. The following table details selling, general and administrative expenses for the three month period ended August 4, 2018 compared with the three month period ended July 29, 2017:

	(in millions)
	Three Months Ended
	August 4,	Percentage of	July 29,	Percentage of
	2018	Net Sales	2017	Net Sales	$ Variance	% Change
Store related costs	326.0	21.8%	$296.5	21.7%	$29.5	9.9%
Product sourcing costs	76.0	5.1	68.1	5.0	7.9	11.6
Corporate costs	49.8	3.3	46.0	3.4	3.8	8.3
Marketing and strategy costs	9.8	0.7	10.6	0.8	(0.8)	(7.5)
Other selling, general and administrative expenses	17.5	1.1	16.0	1.2	1.5	9.4
Selling, general and administrative expenses	$479.1	32.0%	$437.2	32.1%	$41.9	9.6%

The improvement in selling, general and administrative expenses was driven mainly by disciplined expense management and our active profit improvement culture, which resulted in 10 basis points of leverage in store occupancy costs, 10 basis points of leverage in our national television advertising and personal marketing efforts and a 10 basis point improvement in store payroll. These improvements were partially offset by a 10 basis point increase in stock based compensation and the 10 basis point increase in product sourcing costs.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $56.9 million during the second quarter of Fiscal 2018 compared with $48.7 million during the second quarter of Fiscal 2017. The increase was primarily driven by our new and non-comparable stores, as well as the accelerated amortization of certain favorable leases.

Other income, net

Other income, net (consisting of breakage income, gains on insurance recovery, gains and losses on disposition of assets, investment income and other miscellaneous items) amounted to $4.0 million during the second quarter of Fiscal 2018 compared with $3.7 million during the second quarter of Fiscal 2017. The increase was primarily driven by a gain on insurance recovery related to insurance proceeds received during the second quarter of Fiscal 2018 for certain weather-related incidents that occurred during Fiscal 2017 and lower losses on disposition of property and equipment, as well as increased breakage income. These increases were partially offset by the sale of certain state tax credits during the second quarter of Fiscal 2017, which did not occur during the second quarter of Fiscal 2018.

Loss on extinguishment of debt

During the second quarter of Fiscal 2018, we recorded a loss on extinguishment of debt of $1.4 million, related to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense remained flat at $14.6 million. The impact of higher interest rates offset the benefit obtained from the repricing of the Term Loan Facility during the fourth quarter of Fiscal 2017, the decrease in our average outstanding borrowings and the decrease in reclassifications from accumulated other comprehensive income (loss) to interest expense related to our derivative instruments.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the second quarter of Fiscal 2018 compared with the second quarter of Fiscal 2017, are summarized in the table below:

	Three Months Ended
	August 4,	July 29,
	2018	2017
Average interest rate – ABL Line of Credit	3.3%	2.8%
Average interest rate – Term Loan Facility	4.5%	3.8%
Average balance – ABL Line of Credit (in millions)	$115.0	$79.0
Average balance – Term Loan Facility (in millions) (a)	$1,027.3	$1,117.0

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $8.3 million during the second quarter of Fiscal 2018 compared with $16.2 million during the second quarter of Fiscal 2017. The effective tax rate for the second quarter of Fiscal 2018 was 10.5% compared with 25.6% during the second quarter of Fiscal 2017. The improvement in the effective tax rate was primarily the result of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which among other things, lowered the federal statutory rate from 35% to 21%, as well as a one-time deferred tax revaluation due to changes in New Jersey tax law enacted during the second quarter of Fiscal 2018.

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

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2018 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is lower than the projected annual effective income tax rate for the second quarter of Fiscal 2017 of approximately 37% (before discrete items), primarily as a result of the Tax Act.

Net income

We earned net income of $71.0 million for the second quarter of Fiscal 2018 compared with $46.9 million for the second quarter of Fiscal 2017. This improvement was primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense.

Six Month Period Ended August 4, 2018 Compared With the Six Month Period Ended July 29, 2017

Net sales

Net sales improved approximately $307.3 million, or 11.3%, to $3,017.1 million during the six month period ended August 4, 2018, driven primarily by the following:

•	an increase in net sales of $176.0 million from our new and non-comparable stores, and
•	an increase in unshifted comparable store sales of $139.3 million, partially offset by
•	an $8.0 million decrease related to the net impact of permanently closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 26 week period ended August 4, 2018 to the 26 week period ended August 5, 2017. On this shifted basis, comparable store sales for the six months ended August 4, 2018 increased 3.8%, to $2,779.1 million. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

During the six month period ended August 4, 2018, there were eight stores that were closed for seven or more days due to weather-related incidents that occurred during Fiscal 2017, four of which remained closed as of August 4, 2018. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days. The impact of these store closures are reflected in the total sales results for the six months ended August 4, 2018, and reduced the incremental contribution from new and non-comparable sales by approximately $34 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 50 basis points to 58.7% during the six month period ended August 4, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, were approximately 5 basis points higher as a percentage of net sales. On a dollar basis, cost of sales increased $165.6 million, or 10.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 30 basis points during the six month period ended August 4, 2018. The following table details selling, general and administrative expenses for the six month period ended August 4, 2018 compared with the six month period ended July 29, 2017:

	(in millions)
	Six Months Ended
	August 4, 2018	Percentage of Net Sales	July 29, 2017	Percentage of Net Sales	$ Variance	% Change
Store related costs	$637.1	21.1%	$578.1	21.3%	$59.0	10.2%
Product sourcing costs	147.7	4.9	131.4	4.8	16.3	12.4
Corporate costs	97.5	3.2	88.0	3.3	9.5	10.8
Marketing and strategy costs	30.5	1.0	29.6	1.1	0.9	3.0
Other selling, general and administrative expenses	34.6	1.2	31.0	1.2	3.6	11.6
Selling, general and administrative expenses	$947.4	31.4%	$858.1	31.7%	$89.3	10.4%

The improvement in selling, general and administrative expenses was driven mainly by disciplined expense management and our active profit improvement culture, which resulted in 20 basis points of leverage in store occupancy costs, 10 basis points of leverage in our national television advertising and personal marketing efforts and a 10 basis point improvement in store payroll. These improvements were partially offset by a 10 basis point increase in stock based compensation and the 5 basis point increase in product sourcing costs.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $107.4 million during the six month period ended August 4, 2018 compared with $96.7 million during the six month period ended July 29, 2017. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores, as well as the accelerated amortization of certain favorable leases.

Other income, net

Other income, net amounted to $5.4 million during the six month period ended August 4, 2018 compared with $5.6 million during the six month period ended July 29, 2017. The decrease was primarily driven by the sale of certain state tax credits during Fiscal 2017, which did not occur during Fiscal 2018. This decrease was partially offset by a gain on insurance recovery related to insurance proceeds received during Fiscal 2018 for certain weather-related incidents that occurred during Fiscal 2017 and lower losses on disposition of assets, as well as increased breakage income.

Loss on extinguishment of debt

During the six month period ended August 4, 2018, we recorded a loss on extinguishment of debt of $1.4 million, related to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement. Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense increased $1.0 million to $29.1 million, primarily driven by the impact of higher interest rates, which more than offset the benefit obtained from the repricing of the Term Loan Facility during the fourth quarter of Fiscal 2017, the decrease in our average outstanding borrowings and the decrease in reclassifications from accumulated other comprehensive income (loss) to interest expense related to our derivative instruments.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the six month period ended August 4, 2018 compared with prior year, are summarized in the table below:

	Six Months Ended
	August 4,	July 29,
	2018	2017
Average interest rate – ABL Line of Credit	3.3%	2.7%
Average interest rate – Term Loan Facility	4.3%	3.7%
Average balance – ABL Line of Credit (in millions)	$71.8	$55.5
Average balance – Term Loan Facility (in millions) (a)	$1,070.2	$1,117.0

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $25.7 million during the six month period ended August 4, 2018 compared with $39.1 million during the six month period ended July 29, 2017. The effective tax rate for the six month period ended August 4, 2018 was 14.3% compared with 28.2% during the six month period ended July 29, 2017. The improvement in the effective tax rate was primarily the result of the the Tax Act, which among other things, lowered the federal statutory rate from 35% to 21%, as well as the one-time deferred tax revaluation due to changes in New Jersey tax law enacted during the second quarter of Fiscal 2018.

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

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the six month period ended August 4, 2018 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is lower than the projected annual effective income tax rate during the six month period ended July 29, 2017 of approximately 37% (before discrete items) as a result of the Tax Act which, among other things, lowered the federal statutory rate from 35% to 21%.

Net income

We earned net income of $153.5 million during the six month period ended August 4, 2018 compared with $99.3 million for the six month period ended July 29, 2017. This improvement was primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense.

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

Cash Flow for the Six Month Period Ended August 4, 2018 Compared With the Six Month Period Ended July 29, 2017

We used $49.6 million of cash flow during the six month period ended August 4, 2018 compared with a use of $48.9 million during the six month period ended July 29, 2017.

Net cash provided by operating activities amounted to $166.3 million during the six month period ended August 4, 2018 compared with $72.2 million during the six month period ended July 29, 2017. The increase in our operating cash flows was primarily driven by our increased operating results, as well as a decrease in income tax payments as a result of the Tax Act.

Net cash used in investing activities was $125.2 million during the six month period ended August 4, 2018 compared with $106.7 million during the six month period ended July 29, 2017. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, remodels, lease acquisition costs and other store expenditures) and our overall supply chain initiatives.

Net cash used in financing activities was $90.7 million during the six month period ended August 4, 2018 compared with $14.4 million during the six month period ended July 29, 2017. This change was primarily driven by a decrease in the net borrowings on our debt, partially offset by a decrease in the value of share repurchases.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at August 4, 2018 of $32.0 million compared with a $2.6 million deficit at July 29, 2017. From July 29, 2017 to August 4, 2018, we experienced increases in our merchandise inventories, cash and cash equivalents, prepaid and other current assets (primarily driven by the timing of our rent payments) and accounts receivable. These increases were partially offset by an increase in our accounts payable (driven by the timing and amount of our inventory receipts), other current liabilities (primarily driven by increased accrued purchases of property and equipment and accrued payroll) and current debt maturities. We had a working capital deficit at February 3, 2018 of $47.0 million.

Capital Expenditures

For the six month period ended August 4, 2018, cash spend for capital expenditures, net of $14.5 million of landlord allowances and $2.1 million of insurance recoveries, amounted to $113.9 million. We estimate that we will spend approximately $275 million, net of approximately $60 million of landlord allowances and insurance recoveries, in capital expenditures during Fiscal 2018, including approximately $140 million, net of the previously mentioned $60 million of landlord allowances and insurance recoveries, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $30 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock. This repurchase program is authorized to be executed through August 2019, and is funded using our available cash and borrowings on our ABL Line of Credit. During the six month period ended August 4, 2018, we repurchased 799,264 shares of our common stock for $110.4 million, inclusive of commissions, under the share repurchase program. As of August 4, 2018, we had $106.7 million remaining under this share repurchase authorization.

On August 15, 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in August 2017, is authorized to be executed through August 2020.

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

In addition, since we are a holding company, substantially all of the assets shown on our Condensed Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Operational Growth

During the six month period ended August 4, 2018, we opened 29 new stores, inclusive of six relocations, and closed one store, exclusive of the aforementioned relocations, bringing our store count as of August 4, 2018 to 651 stores (inclusive of one internet store). We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. For the full year, we expect to open 43 net new stores, which include 67 gross new stores, along with 24 store relocations and closings.

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

Debt and Hedging

As of August 4, 2018, our obligations include $957.2 million, inclusive of original issue discount, under our Term Loan Facility and $170.3 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $34.1 million of capital lease obligations as of August 4, 2018.

Term Loan Facility

During June 2018, we prepaid $150.0 million on the Term Loan Facility. At August 4, 2018, our borrowing rate related to the Term Loan Facility was 4.6%.

Given the interest rate environment, we will continue to actively monitor the credit markets for an opportunity to reprice the Term Loan Facility, which currently is priced at LIBOR + 250 basis points.

ABL Line of Credit

During the second quarter of Fiscal 2018, we entered into an amendment to the ABL Credit Agreement, which among other things, extended the maturity date of the ABL Facility from August 13, 2019 to June 29, 2023.

At August 4, 2018, we had $367.9 million available under the ABL Line of Credit. The maximum borrowings under the facility during the six month period ended August 4, 2018 amounted to $255.0 million. Average borrowings during the six month period ended August 4, 2018 amounted to $71.8 million at an average interest rate of 3.3%.

Hedging

We are hedged on $800 million of our Term Loan Facility through May 2019. Given the current interest rate environment, we will continue to evaluate hedging options beyond May 2019.

Certain Information Concerning Contractual Obligations

The Company had $1,101.5 million of purchase commitments related to goods that were not received as of August 4, 2018. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

Revenue Recognition

Effective February 4, 2018, we adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” which supersedes most preexisting revenue recognition guidance. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Condensed Consolidated Statements of Income. We account for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in our Condensed Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, our capital allocation plans, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, the Tax Act and pending interpretations related thereto, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 4, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 4, 2018.

During the quarter ended August 4, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 4, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 6, 2018 through June 2, 2018	63,739	$138.42	62,554	$144,639
June 3, 2018 through July 7, 2018	177,525	$153.06	176,408	$117,639
July 8, 2018 through August 4, 2018	72,200	$151.84	71,834	$106,732
Total	313,464		310,796

(1)

The number of shares purchased between May 6, 2018 and June 2, 2018, between June 3, 2018 and July 7, 2018 and between July 8, 2018 and August 4, 2018 include 1,185; 1,117 and 366 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock, which is authorized to be executed through August 2019. On August 15, 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in August 2017, is authorized to be executed through August 2020. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.1

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 29, 2018, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers signatory thereto, the facility guarantors signatory thereto, each lender party thereto and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	July 2, 2018
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed or furnished herewith.

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

Date: August 30, 2018