Form 10-Q
period 2018-11-03
Burlington Stores, Inc.
filed 2018-11-28
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 67,407,897 shares of common stock outstanding as of November 3, 2018.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
REVENUES:
Net sales	$1,634,489	$1,438,167	$4,651,568	$4,147,937
Other revenue	6,469	6,405	18,840	17,834
Total revenue	1,640,958	1,444,572	4,670,408	4,165,771
COSTS AND EXPENSES:
Cost of sales	942,009	831,728	2,712,165	2,436,250
Selling, general and administrative expenses	538,120	480,194	1,485,545	1,338,247
Costs related to debt amendments	2,418	—	2,496	—
Stock option modification expense	—	26	—	131
Depreciation and amortization	53,770	50,836	161,201	147,547
Impairment charges - long-lived assets	—	—	—	988
Other income - net	(2,336)	(1,362)	(7,708)	(6,948)
Loss on extinguishment of debt	462	—	1,823	—
Interest expense	14,460	15,351	43,563	43,409
Total costs and expenses	1,548,903	1,376,773	4,399,085	3,959,624
Income before income tax expense	92,055	67,799	271,323	206,147
Income tax expense	15,206	22,920	40,929	61,998
Net income	$76,849	$44,879	$230,394	$144,149

Net income per common share:
Common stock - basic	$1.15	$0.66	$3.44	$2.10
Common stock - diluted	$1.12	$0.65	$3.35	$2.04
Weighted average number of common shares:
Common stock - basic	66,780	67,694	66,885	68,611
Common stock - diluted	68,628	69,541	68,789	70,616

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net income	$76,849	$44,879	$230,394	$144,149
Other comprehensive income, net of tax:
Interest rate cap contracts:
Net unrealized gains arising during the period	232	1,144	1,204	45
Reclassification into earnings during the period	289	908	1,307	2,654
Other comprehensive income, net of tax:	521	2,052	2,511	2,699
Total comprehensive income	$77,370	$46,931	$232,905	$146,848

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	November 3,	February 3,	October 28,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$85,377	$133,286	$48,080
Restricted cash and cash equivalents	21,882	27,800	27,800
Accounts receivable—net	86,069	71,649	78,995
Merchandise inventories	1,056,596	752,562	903,663
Prepaid and other current assets	148,703	115,136	91,917
Total current assets	1,398,627	1,100,433	1,150,455
Property and equipment—net	1,239,483	1,134,772	1,111,949
Tradenames	238,000	238,000	238,000
Favorable leases—net	173,149	188,947	195,374
Goodwill	47,064	47,064	47,064
Deferred tax assets	5,004	6,952	7,939
Other assets	105,587	96,661	92,582
Total assets	$3,206,914	$2,812,829	$2,843,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$967,236	$736,252	$764,563
Other current liabilities	433,360	370,215	361,170
Current maturities of long term debt	2,800	13,164	1,942
Total current liabilities	1,403,396	1,119,631	1,127,675
Long term debt	1,089,114	1,113,808	1,294,300
Other liabilities	340,866	313,130	309,848
Deferred tax liabilities	180,155	179,486	222,073
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,114,834 shares, 78,421,947 shares and 78,314,940 shares, respectively;
Outstanding: 67,407,897 shares, 67,871,725 shares and 68,247,877 shares, respectively	7	7	7
Additional paid-in-capital	1,497,878	1,457,205	1,448,347
Accumulated deficit	(445,270)	(675,664)	(916,367)
Accumulated other comprehensive income (loss)	624	(1,887)	(4,492)
Treasury stock, at cost	(859,856)	(692,887)	(638,028)
Total stockholders' equity (deficit)	193,383	86,774	(110,533)
Total liabilities and stockholders' equity (deficit)	$3,206,914	$2,812,829	$2,843,363

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	November 3,	October 28,
	2018	2017
OPERATING ACTIVITIES
Net income	$230,394	$144,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161,201	147,547
Impairment charges—long-lived assets	—	988
Amortization of deferred financing costs	1,262	1,897
Accretion of long term debt instruments	551	816
Deferred income taxes	1,657	12,375
Non-cash loss on extinguishment of debt	1,823	—
Non-cash stock compensation expense	26,215	19,655
Non-cash rent	(17,677)	(17,940)
Deferred rent incentives	33,612	33,557
Changes in assets and liabilities:
Accounts receivable	(14,292)	(25,894)
Merchandise inventories	(304,033)	(201,772)
Prepaid and other current assets	(29,178)	(18,513)
Accounts payable	231,325	125,067
Other current liabilities	39,237	(7,646)
Other long term assets and long term liabilities	9,042	581
Other operating activities	4,214	6,629
Net cash provided by operating activities	375,353	221,496
INVESTING ACTIVITIES
Cash paid for property and equipment	(222,501)	(192,491)
Lease acquisition costs	(8,543)	—
Proceeds from insurance recoveries related to property and equipment	2,602	3,069
Other investing activities	3,152	990
Net cash (used in) investing activities	(225,290)	(188,432)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,090,100	1,124,300
Principal payments on long term debt—ABL Line of Credit	(985,100)	(959,100)
Principal payments on long term debt—Term B-5 Loans	(152,793)	—
Purchase of treasury shares	(166,969)	(234,918)
Proceeds from stock option exercises	14,459	7,696
Other financing activities	(3,587)	(4,559)
Net cash (used in) financing activities	(203,890)	(66,581)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(53,827)	(33,517)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	161,086	109,397
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$107,259	$75,880
Supplemental disclosure of cash flow information:
Interest paid	$41,551	$36,221
Income tax payments - net	$61,369	$108,742
Non-cash investing activities:
Accrued purchases of property and equipment	$53,220	$34,466
Acquisition of capital lease	$13,538	—

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2018

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 3, 2018, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 679 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (Fiscal 2017 10-K). The balance sheet at February 3, 2018 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2017 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended November 3, 2018 are not necessarily indicative of results for the fiscal year.

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

Weather-Related Incidents

During the nine month period ended November 3, 2018, the Company received $8.3 million of insurance proceeds related to weather-related incidents that occurred during Fiscal 2017. These proceeds resulted in a gain on insurance recovery of $1.9 million, which is included in “Other income – net” on the Company’s Condensed Consolidated Statements of Income for the nine month period ended November 3, 2018. The Company allocated $2.6 million of these proceeds to property and equipment, which was included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Condensed Consolidated Statement of Cash Flows for the nine month period ended November 3, 2018.

Adopted Accounting Standards

Revenue Recognition

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

Adoption of the standard did not result in any material change in the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve as of November 3, 2018 were $15.7 million and $9.4 million, respectively, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Condensed Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018 and October 28, 2017, the net sales return reserve was $3.8 million and $5.4 million, respectively, and was included in the line “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

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

Cash Flows

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective February 4, 2018. As a result of adoption, the Company has included $27.8 million of restricted cash and cash equivalents in both the beginning-of-period and end-of-period cash and cash equivalents balances on its Condensed Consolidated Statement of Cash Flows for the nine month period ended October 28, 2017.

Hedging Activities

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

Pending Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this ASU as of the beginning of the fiscal year ending February 1, 2020 (Fiscal 2019).

The Company plans to apply the changes from the new guidance at the adoption date and recognize a cumulative effect adjustment to retained earnings in the period of adoption, as allowed under ASU 2018-11, “Leases: Targeted Improvements.” The Company intends to make an accounting policy election not to capitalize leases with a term of twelve months or less. The Company intends to elect the transition package of practical expedients, which allows the Company to carry forward for its existing leases: i) the historical lease classification as either operating or capital; ii) assessment of contracts for embedded leases; and iii) capitalization of initial direct costs. Additionally, the Company intends to elect the practical expedients to not separate lease and non-lease components, to not assess whether existing or expired land easements contain a lease, and to employ hindsight when retrospectively determining lease terms for existing leases.

The Company has established a cross-functional team, which is continuing to evaluate the impact of the adoption of this guidance on the Company’s consolidated financial statements or notes thereto. While the Company is continuing to evaluate, it expects that this new guidance will result in a significant increase to the assets and liabilities presented on its consolidated balance sheets. Refer to Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2017 10-K (entitled “Lease Commitments”) for further detail of the Company’s future minimum lease payments. This guidance is not expected, however, to have a material impact on the Company's liquidity.

Intangible Assets

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. This ASU will be effective for the Company as of the beginning of Fiscal 2020. Early adoption is permitted for annual or interim periods. While the Company is still in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine month periods ended November 3, 2018, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 3, 2018 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 3,	February 3,	October 28,
	2018	2018	2017
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024 (a)	$956,490	$1,108,913	$—
$1,200,000 senior secured term loan facility (Term B-4 Loans), LIBOR (with a floor of 0.75%) plus 2.75%, redeemed in full on November 17, 2017	—	—	1,112,860
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	105,000	—	165,200
Capital lease obligations	33,378	21,931	22,531
Unamortized deferred financing costs	(2,954)	(3,872)	(4,349)
Total debt	1,091,914	1,126,972	1,296,242
Less: current maturities	(2,800)	(13,164)	(1,942)
Long term debt, net of current maturities	$1,089,114	$1,113,808	$1,294,300

(a)	Prior to November 2, 2018, the interest rate on the Term B-5 Loans was LIBOR (with a floor of 0.75%) plus 2.50%.

Term Loan Facility

At November 3, 2018 and October 28, 2017, the Company’s borrowing rate related to its senior secured term loan facility (the Term Loan Facility) was 4.3% and 4.0%, respectively.

During June 2018, the Company prepaid $150.0 million on the Term Loan Facility, which offset the mandatory quarterly payments through November 17, 2024. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized original issue discount and deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income for the nine month period ended November 3, 2018.

On November 2, 2018, BCFWC entered into Amendment No. 7 (the Seventh Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Seventh Amendment, among other things, reduced the interest rate margins applicable to the Company’s term loan facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%.  In connection with the execution of the Seventh Amendment, the Company paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $0.5 million, representing the write-off of deferred financing costs and unamortized original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income. Also in connection with the Seventh Amendment, the Company incurred fees of $2.4 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Condensed Consolidated Statements of Income.

ABL Line of Credit

On June 29, 2018, BCFWC entered into a Second Amendment (the Second Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement), governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The Second Amendment, among other things, extended the maturity date from August 13, 2019 to June 29, 2023 and adjusted the pricing grid such that the lower interest rate of 1.25% in the case of LIBOR loans and 0.25% in the case of prime rate loans is applicable so long as the Company maintains at least 40% average daily availability (as opposed to 50%). In connection with its entry into the Second Amendment, and in accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income for the nine month period ended November 3, 2018.

At November 3, 2018, the Company had $434.1 million available under the ABL Credit Agreement. The maximum borrowings under the facility during the three and nine month periods ended November 3, 2018 amounted to $265.0 million for both periods. Average borrowings during the three and nine month periods ended November 3, 2018 amounted to $166.5 million and $103.4 million, respectively, at average interest rates of 3.4% for both periods.

At October 28, 2017, the Company had $380.6 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and nine month periods ended October 28, 2017 amounted to $235.5 million for both periods. Average borrowings during the three and nine month periods ended October 28, 2017 amounted to $147.4 million and $86.1 million, respectively, at an average interest rate of 2.7% for both periods.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of November 3, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

As of November 3, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.0%	May 31, 2019

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	November 3, 2018		February 3, 2018		October 28, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Prepaid and other current assets	$4,390	Other assets	$4,543	Other assets	$340

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Cap Contracts:	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Unrealized gains, before taxes	$321	$1,907	$1,665	$77
Income tax expense	(89)	(763)	(461)	(32)
Unrealized gains, net of taxes	$232	$1,144	$1,204	$45

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest expense	$400	$1,513	$1,807	$4,418
Income tax expense	(111)	(605)	(500)	(1,764)
Net income	$289	$908	$1,307	$2,654

The Company estimates that less than $1.0 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

4. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)
Derivative Instruments
Balance at February 3, 2018	$(1,887)
Unrealized gains, net of related taxes of $0.5 million	1,204
Amount reclassified into earnings, net of related taxes of $0.5 million	1,307
Balance at November 3, 2018	$624

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of November 3, 2018, February 3, 2018 and October 28, 2017 are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 3,	February 3,	October 28,
	2018	2018	2017
Level 1
Cash equivalents (including restricted cash)	$22,367	$28,283	$28,247

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	November 3, 2018		February 3, 2018		October 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$956,490	$955,892	$1,108,913	$1,108,913	$—	$—
Term B-4 Loans	—	—	—	$—	1,112,860	1,116,106
ABL senior secured revolving facility	105,000	105,000	—	—	165,200	165,200
Total debt	$1,061,490	$1,060,892	$1,108,913	$1,108,913	$1,278,060	$1,281,306

Capital lease obligations are excluded from the table above. To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates due to its short term nature. Borrowings are typically done in increments of 30 days or less.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy.

6. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	November 3,	February 3,	October 28,
	2018	2018	2017
Deferred tax asset	$5,004	$6,952	$7,939
Deferred tax liability	180,155	179,486	222,073
Net deferred tax liability	$175,151	$172,534	$214,134

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of November 3, 2018, February 3, 2018 and October 28, 2017, valuation allowances amounted to $9.0 million, $8.4 million and $6.8 million, respectively, related to state tax net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of the benefit of these state tax net operating losses and state tax credit carry-forwards will not be realized.

As of November 3, 2018, the Company has a deferred tax asset of $9.0 million related to state net operating losses that expire at various dates between 2018 and 2038.

As of November 3, 2018, the Company has a deferred tax asset related to tax credit carry-forwards of $5.9 million, inclusive of $4.3 million of state tax credit carry-forwards, which will begin to expire in 2021, as well as $1.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

The U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law on December 22, 2017. The Tax Act, among other things, lowered the federal statutory rate from 35% to 21%. As of February 3, 2018 the Company analyzed the Tax Act and made reasonable estimates of the effects on its Condensed Consolidated Financial Statements and tax disclosures. As of November 3, 2018 the Company completed its analysis of the Tax Act and determined there were no material changes from its initial analysis.

7. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended November 3, 2018, the Company acquired 50,699 shares of common stock from employees for approximately $6.9 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Programs

On August 16, 2017, the Company’s Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2019. On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by the Company’s Board of Directors in August 2017, is authorized to be executed through August 2020. These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the nine month period ended November 3, 2018, the Company repurchased 1,106,016 shares of its common stock for $160.0 million, inclusive of commissions, under its share repurchase programs, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of November 3, 2018, the Company had $357.1 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Basic net income per share
Net income	$76,849	$44,879	$230,394	$144,149
Weighted average number of common shares – basic	66,780	67,694	66,885	68,611
Net income per common share – basic	$1.15	$0.66	$3.44	$2.10
Diluted net income per share
Net income	$76,849	$44,879	$230,394	$144,149
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,780	67,694	66,885	68,611
Assumed exercise of stock options and vesting of restricted stock	1,848	1,847	1,904	2,005
Weighted average number of common shares – diluted	68,628	69,541	68,789	70,616
Net income per common share – diluted	$1.12	$0.65	$3.35	$2.04

Approximately 485,000 and 400,000 shares were excluded from diluted net income per share for the three and nine month periods ended November 3, 2018, respectively, since their effect was anti-dilutive.

Approximately 325,000 and 170,000 shares were excluded from diluted net income per share for the three and nine month periods ended October 28, 2017, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

As of November 3, 2018, there were 4,213,333 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan (the 2013 Plan).

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
Type of Non-Cash Stock Compensation	2018	2017	2018	2017
Restricted stock grants (a)	$5,002	$4,189	$14,076	$11,622
Stock option grants (a)	4,464	2,955	12,139	7,910
Stock option modification (b)	—	24	—	123
Total (c)	$9,466	$7,168	$26,215	$19,655

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification, which became fully expensed during Fiscal 2017. Amounts are included in the line item “Stock option modification expense” in the Company’s Condensed Consolidated Statements of Income. The Company does not expect to recognize any additional compensation expense related to the modification.

(c)

The amounts presented in the table above exclude taxes. For the three and nine month periods ended November 3, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $6.6 million, respectively. For the three and nine month periods ended October 28, 2017, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $5.9 million, respectively.

Stock Options

Stock option transactions during the nine month period ended November 3, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2018	2,579,831	$39.79
Options granted	502,209	135.36
Options exercised (a)	(567,485)	25.48
Options forfeited	(42,366)	62.47
Options outstanding, November 3, 2018	2,472,189	$62.10

(a)	Options exercised during the nine month period ended November 3, 2018 had a total intrinsic value of $70.3 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of November 3, 2018:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,472,189	7.0	$62.10	$274.6

The fair value of each stock option granted during the nine month period ended November 3, 2018 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
November 3,
2018
Risk-free interest rate	2.13% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.92 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$50.66

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended November 3, 2018, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock transactions during the nine month period ended November 3, 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, February 3, 2018	748,894	$66.99
Awards granted	142,241	135.84
Awards vested (a)	(158,262)	62.49
Awards forfeited	(16,839)	87.60
Non-vested awards outstanding, November 3, 2018	716,034	81.17

(a)	Restricted stock awards vested during the nine month period ended November 3, 2018 had a total intrinsic value of $21.7 million.

The fair value of each share of restricted stock granted during Fiscal 2018 was based upon the closing price of the Company’s common stock on the grant date.

10. Other Liabilities

The line item “Other liabilities” on the Company’s condensed Consolidated Balance Sheets primarily consists of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.”

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At November 3, 2018, February 3, 2018 and October 28, 2017, deferred lease incentives were $217.2 million, $206.0 million and $200.0 million, respectively.

11. Commitments and Contingencies

Legal

The Company establishes accruals relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business. Like many retailers, the Company has been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $92.2 million for the remainder of Fiscal 2018 and $389.3 million, $384.4 million, $363.9 million, $ 344.7 million and $1,636.8 million for the fiscal years ended February 1, 2020, January 30, 2021, January 29, 2022, January 28, 2023 and all subsequent years thereafter, respectively. Total future minimum lease payments include $281.9 million related to options to extend lease terms that are reasonably assured of being exercised and $417.2 million of minimum lease payments for 56 stores that the Company has committed to open or relocate in the current or future years.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $60.9 million, $60.0 million and $54.2 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. Among these arrangements, as of November 3, 2018, February 3, 2018 and October 28, 2017, the Company had letters of credit in the amount of $44.5 million, $51.9 million and $43.6 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $16.4 million, $8.1 million and $10.6 million at November 3, 2018, February 3, 2018 and October 28, 2017, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $434.1 million, $455.8 million and $380.6 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively.

Purchase Commitments

The Company had $1,049.2 million of purchase commitments related to goods that were not received as of November 3, 2018.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 679 stores as of November 3, 2018, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended November 3, 2018 compared with the three month period ended October 28, 2017 include the following:

•	We generated total revenues of $1,641.0 million compared with $1,444.6 million.
•	Net sales improved $196.3 million to $1,634.5 million. Comparable sales increased 4.4% on a shifted basis, as discussed further below.
•

Gross margin as a percentage of net sales improved to 42.4% compared with 42.2%. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 20 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 32.9% compared with 33.4%.
•	We earned net income of $76.8 million compared with net income of $44.9 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $34.1 million to $82.9 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $29.1 million to $163.1 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $25.6 million to $114.6 million.

Highlights from the nine month period ended November 3, 2018 compared with the nine month period ended October 28, 2017 include the following:

•	We generated total revenues of $4,670.4 million compared with $4,165.8 million.
•	Net sales improved $503.6 million to $4,651.6 million. Comparable sales increased 4.0% on a shifted basis.
•

Gross margin as a percentage of net sales improved to 41.7% compared with 41.3%. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 31.9% compared with 32.3%.
•	We earned net income of $230.4 million compared with net income of $144.1 million.
•	Adjusted Net Income improved $92.0 million to $248.8 million.

•	Adjusted EBITDA improved $82.0 million to $480.1 million.
•	Adjusted EBIT improved $70.8 million to $339.1 million.

Fiscal Year

Fiscal 2018 is defined as the 52-week year ending February 2, 2019. Fiscal 2017 is defined as the 53-week year ended February 3, 2018.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 and 39 week periods ended November 3, 2018 to the 13 and 39 week periods ended November 4, 2017, respectively, for the purpose of determining our comparable store sales. On this shifted basis, comparable store sales for the three and nine months ended November 3, 2018 increased 4.4% and 4.0%, respectively.

Store Openings, Closings, and Relocations

During the nine month period ended November 3, 2018, we opened 65 new stores, inclusive of 12 relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of November 3, 2018 to 679 stores, inclusive of an internet store.

Term Loan Repricing

On November 2, 2018, we completed the repricing of our senior secured term loan facility (the Term Loan Facility), which, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%.  In connection with this transaction, we paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement. As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $0.5 million, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statements of Income, and incurred fees of $2.4 million, primarily related to legal and placement fees which was recorded in the line item “Costs related to debt amendments” in the Company’s Condensed Consolidated Statements of Income.  Refer to Note 2 to our Condensed Consolidated Financial Statements, “Long Term Debt,” for further explanation.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term. We expect to open three stores and close seven stores during the fourth quarter of Fiscal 2018, bringing our total store count to 675 as of the end of Fiscal 2018.

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

Net income. We earned net income of $76.8 million during the three month period ended November 3, 2018 compared with net income of $44.9 million during the three month period ended October 28, 2017. We earned net income of $230.4 million during the nine month period ended November 3, 2018 compared with net income of $144.1 million during the nine month period ended October 28, 2017. These improvements were primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and nine months ended November 3, 2018, Adjusted Net Income improved $34.1 million to $82.9 million and $92.0 million to $248.8 million, respectively. These improvements were primarily driven by our improved gross margin, decreased income tax expense as a result of changes in federal and state tax laws and through disciplined expense management. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended November 3, 2018 compared with the three and nine months ended October 28, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted Net Income:
Net income	$76,849	$44,879	$230,394	$144,149
Net favorable lease amortization (a)	5,286	5,830	20,162	17,751
Costs related to debt amendments (b)	2,418	—	2,496	—
Stock option modification expense (c)	—	26	—	131
Loss on extinguishment of debt (d)	462	—	1,823	—
Impairment charges (e)	—	—	—	988
Tax effect (f)	(2,075)	(1,944)	(6,079)	(6,265)
Adjusted Net Income	$82,940	$48,791	$248,796	$156,754

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

(b)	Represents costs incurred in connection with review and execution of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)

Amounts relate to the refinancing of our senior secured term loan facility (the Term Loan Facility), the $150.0 million prepayment on the Term Loan Facility, as well as an amendment to our Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement).

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

During the three and nine months ended November 3, 2018, Adjusted EBITDA improved $29.1 million to $163.1 million and $82.0 million to $480.1 million, respectively. These improvements were primarily driven by our improved gross margin and through disciplined expense management.  These increases were partially offset by increases in our selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended November 3, 2018 compared with the three and nine months ended October 28, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted EBITDA:
Net income	$76,849	$44,879	$230,394	$144,149
Interest expense	14,460	15,351	43,563	43,409
Interest income	(113)	(63)	(302)	(132)
Loss on extinguishment of debt (a)	462	—	1,823	—
Costs related to debt amendments (b)	2,418	—	2,496	—
Stock option modification expense (c)	—	26	—	131
Depreciation and amortization	53,770	50,836	161,201	147,547
Impairment charges (d)	—	—	—	988
Income tax expense	15,206	22,920	40,929	61,998
Adjusted EBITDA	$163,052	$133,949	$480,104	$398,090

(a)	Amounts relate to the refinancing of the Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility, as well as an amendment to the ABL Credit Agreement.
(b)	Represents costs incurred in connection with review and execution of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
(d)	Represents impairment charges on long-lived assets.

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

During the three and nine months ended November 3, 2018, Adjusted EBIT improved $25.6 million to $114.6 million and $70.8 million to $339.1 million. These improvements were primarily driven by our improved gross margin and through disciplined expense management.  These improvements were partially offset by increases in our selling, general and administrative expenses and depreciation and amortization expense. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and nine months ended November 3, 2018 compared with the three and nine months ended October 28, 2017:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Reconciliation of net income to Adjusted EBIT:
Net income	$76,849	$44,879	$230,394	$144,149
Interest expense	14,460	15,351	43,563	43,409
Interest income	(113)	(63)	(302)	(132)
Loss on extinguishment of debt (a)	462	—	1,823	—
Costs related to debt amendments (b)	2,418	—	2,496	—
Stock option modification expense (c)	—	26	—	131
Net favorable lease amortization (d)	5,286	5,830	20,162	17,751
Impairment charges (e)	—	—	—	988
Income tax expense	15,206	22,920	40,929	61,998
Adjusted EBIT	$114,568	$88,943	$339,065	$268,294

(a)	Amounts relate to the refinancing of the Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility, as well as an amendment to the ABL Credit Agreement.
(b)	Represents costs incurred in connection with review and execution of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification.
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

	Three Months Ended	Nine Months Ended
November 3, 2018	4.4%	4.0%
October 28, 2017	3.1%	2.4%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 20 basis points to 42.4% during the three month period ended November 3, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 20 basis points as a percentage of net sales. Gross margin as a percentage of net sales expanded approximately 40 basis points to 41.7% during the nine month period ended November 3, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

Inventory. Inventory at November 3, 2018 increased to $1,056.6 million compared with $903.7 million at October 28, 2017. The increase was primarily related to 48 net new stores opened from October 28, 2017 through November 3, 2018. In addition, pack-and-hold inventory levels, as a percentage of total inventory, were 18% at the end of the third quarter of Fiscal 2018 compared to 15% at the end of the third quarter of Fiscal 2017.

Comparable store inventory was down approximately 1% at the end of the third quarter of Fiscal 2018. During the third quarter of Fiscal 2018, we accelerated holiday gifting product into October due to the 53rd week calendar shift, as a significant sales week in November moved into the third quarter of Fiscal 2018. Excluding this holiday gifting product acceleration, comparable store inventory was down approximately 6%.

Inventory at February 3, 2018 was $752.6 million. The increase in inventory from February 3, 2018 reflects the seasonality of our business, as well as the inventory required for our 50 net new stores opened during the nine month period ended November 3, 2018.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 2% for the third quarter of Fiscal 2018 compared with the third quarter of Fiscal 2017.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate, inclusive of the holiday gifting product acceleration, improved approximately 6% during the third quarter of Fiscal 2018 compared with the third quarter of Fiscal 2017.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of the latter not including distribution center and warehouse inventory or inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and pack-and-hold inventory acquired opportunistically for future store release. The magnitude of pack-and-hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover, because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.0% and 8.9% during the three and nine month periods ended November 3, 2018, respectively, compared with 9.0% and 8.9% during the three and nine month periods ended October 28, 2017, respectively. We were able to offset wage increases in our stores through disciplined expense management, our active profit improvement culture, as well as expense leverage from our strong sales growth.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $53.8 million during the nine months ended November 3, 2018, compared with a decrease of $33.5 million during the nine months ended October 28, 2017. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended November 3, 2018 and the three and nine months ended October 28, 2017.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.4	0.4
Total revenue	100.4	100.4	100.4	100.4
Cost of sales	57.6	57.8	58.3	58.7
Selling, general and administrative expenses	32.9	33.4	31.9	32.3
Costs related to debt amendments	0.1	—	0.1	—
Stock option modification expense	—	0.0	—	0.0
Depreciation and amortization	3.3	3.5	3.5	3.6
Impairment charges - long-lived assets	—	—	—	0.0
Other income - net	(0.1)	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	0.0	—	0.0	—
Interest expense	0.9	1.1	0.9	1.0
Total costs and expenses	94.7	95.7	94.5	95.4
Income before income tax expense	5.7	4.7	5.9	5.0
Income tax expense	0.9	1.6	0.9	1.5
Net income	4.8%	3.1%	5.0%	3.5%

Three Month Period Ended November 3, 2018 Compared With the Three Month Period Ended October 28, 2017

Net sales

Net sales improved approximately $196.3 million, or 13.7%, to $1,634.5 million during the third quarter of Fiscal 2018, driven by the following:

•	an increase in net sales of $127.7 million from our new and non-comparable stores, and
•	an increase in unshifted comparable store sales of $75.2 million; partially offset by
•	a $6.6 million decrease related to the net impact of closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 13 week period ended November 3, 2018 to the 13 week period ended November 4, 2017. On this shifted basis, comparable store sales for the three months ended November 3, 2018 increased 4.4%, to $1,444.3 million. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

There were three stores that remained closed throughout the third quarter of Fiscal 2018, as a result of weather-related incidents that occurred during Fiscal 2017. In accordance with our comparable store sales policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  The impact of these store closures are reflected in the total sales results for the third quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $5 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 20 basis points to 57.6% during the third quarter of Fiscal 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 20 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $110.3 million, or 13.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 50 basis points during the third quarter of Fiscal 2018. The following table details selling, general and administrative expenses for the three month period ended November 3, 2018 compared with the three month period ended October 28, 2017. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Three Months Ended
	November 3,	Percentage of	October 28,	Percentage of
	2018	Net Sales	2017	Net Sales	$ Variance	% Change
Store related costs	350.1	21.4%	$315.2	21.9%	$34.9	11.1%
Product sourcing costs	85.7	5.3	72.9	5.1	12.8	17.6
Corporate costs	54.1	3.3	46.4	3.2	7.7	16.6
Marketing and strategy costs	26.6	1.6	27.2	1.9	(0.6)	(2.2)
Other selling, general and administrative expenses	21.6	1.3	18.5	1.3	3.1	16.8
Selling, general and administrative expenses	$538.1	32.9%	$480.2	33.4%	$57.9	12.1%

The improvement in selling, general and administrative expenses was primarily driven by our strong sales growth, disciplined expense management and our active profit improvement culture, which resulted in 40 basis points of leverage in store occupancy costs and 30 basis points of leverage in our national television advertising and direct marketing efforts.  These improvements were partially offset by the 20 basis point increase in our product sourcing costs which was partially driven by the holiday gifting product acceleration, as well as a 10 basis point increase in stock based compensation.

Costs related to debt amendments

During the third quarter of Fiscal 2018, we recorded costs related to debt amendments of $2.4 million as a result of the repricing of our Tern Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $53.8 million during the third quarter of Fiscal 2018 compared with $50.8 million during the third quarter of Fiscal 2017. The increase was primarily driven by our new and non-comparable stores.

Other income, net

Other income, net (consisting of breakage income, gains on insurance recovery, gains and losses on disposition of assets, investment income and other miscellaneous items) amounted to $2.3 million during the third quarter of Fiscal 2018 compared with $1.4 million during the third quarter of Fiscal 2017. The increase was primarily driven by the timing of the sale of certain state tax credits, which occurred during the third quarter of Fiscal 2018, compared with the second quarter of Fiscal 2017.  This was partially offset by an increase in losses on disposition of property and equipment.

Loss on extinguishment of debt

During the third quarter of Fiscal 2018, we recorded a loss on extinguishment of debt of $0.5 million as a result of the repricing of our Tern Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense decreased $0.9 million to $14.5 million. This improvement was primarily driven by a decrease related to our derivative instruments, which was partially offset by higher interest rates and an increase in the average borrowings on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2018 compared with the third quarter of Fiscal 2017, are summarized in the table below:

	Three Months Ended
	November 3,	October 28,
	2018	2017
Average interest rate – ABL Line of Credit	3.4%	2.7%
Average interest rate – Term Loan Facility	4.6%	4.0%
Average balance – ABL Line of Credit (in millions)	$166.5	$147.4
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,117.0

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $15.2 million during the third quarter of Fiscal 2018 compared with $22.9 million during the third quarter of Fiscal 2017. The effective tax rate for the third quarter of Fiscal 2018 was 16.5% compared with 33.8% during the third quarter of Fiscal 2017. The improvement in the effective tax rate was primarily the result of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which among other things, lowered the federal statutory rate from 35% to 21%, as well as the impact of share based accounting standards.

As of February 3, 2018 we analyzed the Tax Act and made reasonable estimates of the effects on our Condensed Consolidated Financial Statements and tax disclosures. As of November 3, 2018 we completed our analysis of the Tax Act and determined there were no material changes from our initial analysis.

In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270), and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2018 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is lower than the projected annual effective income tax rate for the third quarter of Fiscal 2017 of approximately 37% (before discrete items), primarily as a result of the Tax Act.

Net income

We earned net income of $76.8 million for the third quarter of Fiscal 2018 compared with $44.9 million for the third quarter of Fiscal 2017. This improvement was primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense.

Nine Month Period Ended November 3, 2018 Compared With the Nine Month Period Ended October 28, 2017

Net sales

Net sales improved approximately $503.6 million, or 12.1%, to $4,651.6 million during the nine month period ended November 3, 2018, driven primarily by the following:

•	an increase in net sales of $303.6 million from our new and non-comparable stores, and
•	an increase in unshifted comparable store sales of $214.4 million, partially offset by
•	an $14.4 million decrease related to the net impact of permanently closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 39 week period ended November 3, 2018 to the 39 week period ended November 4, 2017. On this shifted basis, comparable store sales for the nine months ended November 3, 2018 increased 4.0%, to $4,223.3 million. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

There were three stores that remained closed during the nine month period ended November 3, 2018, as a result of weather-related incidents that occurred during Fiscal 2017.  In accordance with our comparable store sales policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days.  The impact of these store closures are reflected in the total sales results for the third quarter, and reduced the incremental contribution from new and non-comparable sales by approximately $24 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 40 basis points to 58.3% during the nine month period ended November 3, 2018, driven primarily by increased merchandise margin, which was slightly offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $275.9 million, or 11.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved approximately 40 basis points during the nine month period ended November 3, 2018. The following table details selling, general and administrative expenses for the nine month period ended November 3, 2018 compared with the nine month period ended October 28, 2017. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Nine Months Ended
	November 3, 2018	Percentage of Net Sales	October 28, 2017	Percentage of Net Sales	$ Variance	% Change
Store related costs	$987.5	21.2%	$893.4	21.5%	$94.1	10.5%
Product sourcing costs	233.0	5.0	204.2	4.9	28.8	14.1
Corporate costs	151.8	3.3	134.4	3.2	17.4	12.9
Marketing and strategy costs	57.1	1.2	56.8	1.4	0.3	0.5
Other selling, general and administrative expenses	56.1	1.2	49.4	1.3	6.7	13.6
Selling, general and administrative expenses	$1,485.5	31.9%	$1,338.2	32.3%	$147.3	11.0%

The improvement in selling, general and administrative expenses was primarily driven by our strong sales growth, disciplined expense management and our active profit improvement culture, which resulted in 30 basis points of leverage in store occupancy costs and 20 basis points of leverage in our national television advertising and direct marketing efforts. These improvements were partially offset by a 10 basis point increase in stock based compensation and the 10 basis point increase in product sourcing costs.

Costs related to debt amendments

During Fiscal 2018, we recorded costs related to debt amendments of debt of $2.5 million, primarily as a result of the repricing of our Term Loan Facility.  Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $161.2 million during the nine month period ended November 3, 2018 compared with $147.5 million during the nine month period ended October 28, 2017. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores, as well as the accelerated amortization of certain favorable leases.

Loss on extinguishment of debt

During Fiscal 2018, we recorded losses on extinguishment of debt of $1.8 million as a result of the repricing of our Term Loan Facility during the third quarter of Fiscal 2018, as well as the $150.0 million prepayment on our Term Loan Facility and an amendment to our ABL Credit Agreement during the second quarter of Fiscal 2018.   Refer to Note 2, “Long Term Debt,” to our Condensed Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense increased $0.2 million to $43.6 million.  Higher interest rates, as well as an increase in the average borrowings on our ABL Line of Credit were partially offset by a decrease related to our derivative instruments.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine month period ended November 3, 2018 compared with prior year, are summarized in the table below:

	Nine Months Ended
	November 3,	October 28,
	2018	2017
Average interest rate – ABL Line of Credit	3.4%	2.7%
Average interest rate – Term Loan Facility	4.4%	3.8%
Average balance – ABL Line of Credit (in millions)	$103.4	$86.1
Average balance – Term Loan Facility (in millions) (a)	$1,033.9	$1,117.0

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $40.9 million during the nine month period ended November 3, 2018 compared with $62.0 million during the nine month period ended October 28, 2017. The effective tax rate for the nine month period ended November 3, 2018 was 15.1% compared with 30.1% during the nine month period ended October 28, 2017. The improvement in the effective tax rate was primarily the result of the Tax Act, which among other things, lowered the federal statutory rate from 35% to 21%, as well as the one-time deferred tax revaluation due to changes in New Jersey tax law enacted during the second quarter of Fiscal 2018.

As of February 3, 2018 we analyzed the Tax Act and made reasonable estimates of the effects on our Condensed Consolidated Financial Statements and tax disclosures. As of November 3, 2018 we completed our analysis of the Tax Act and determined there were no material changes from our initial analysis.

In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine month period ended November 3, 2018 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is lower than the projected annual effective income tax rate during the nine month period ended October 28, 2017 of approximately 37% (before discrete items) as a result of the Tax Act.

Net income

We earned net income of $230.4 million during the nine month period ended November 3, 2018 compared with $144.1 million for the nine month period ended October 28, 2017. This improvement was primarily driven by our improved gross margin and decreased income tax expense as a result of changes in federal and state tax laws. These improvements were partially offset by increases in our selling, general and administrative expenses, as well as depreciation and amortization expense.

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

Cash Flow for the Nine Month Period Ended November 3, 2018 Compared With the Nine Month Period Ended October 28, 2017

We used $53.8 million of cash flow during the nine month period ended November 3, 2018 compared with a use of $33.5 million during the nine month period ended October 28, 2017.

Net cash provided by operating activities amounted to $375.4 million during the nine month period ended November 3, 2018 compared with $221.5 million during the nine month period ended October 28, 2017. The increase in our operating cash flows was primarily driven by our increased operating results, as well as a decrease in income tax payments as a result of the Tax Act.

Net cash used in investing activities was $225.3 million during the nine month period ended November 3, 2018 compared with $188.4 million during the nine month period ended October 28, 2017. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, remodels, and other store expenditures) as well as lease acquisition costs.

Net cash used in financing activities was $203.9 million during the nine month period ended November 3, 2018 compared with $66.6 million during the nine month period ended October 28, 2017. This change was primarily driven by a decrease in the net borrowings on our debt, partially offset by a decrease in the value of share repurchases.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at November 3, 2018 of $26.7 million compared with a $5.0 million deficit at October 28, 2017. From October 28, 2017 to November 3, 2018, we experienced increases in our merchandise inventories, cash and cash equivalents, prepaid and other current assets (primarily driven by the timing of our rent payments) and accounts receivable. These increases were partially offset by an increase in our accounts payable (driven by the timing and amount of our inventory receipts) and other current liabilities (primarily driven by increased accrued purchases of property and equipment and accrued payroll). We had a working capital deficit at February 3, 2018 of $47.0 million.

Capital Expenditures

For the nine month period ended November 3, 2018, cash spend for capital expenditures, net of $33.6 million of landlord allowances and $2.6 million of insurance recoveries, amounted to $197.8 million. We estimate that we will spend approximately $275 million, net of approximately $60 million of landlord allowances and insurance recoveries, in capital expenditures during Fiscal 2018, including approximately $140 million, net of the previously mentioned $60 million of landlord allowances and insurance recoveries, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $30 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 16, 2017, our Board of Directors approved the repurchase of up to $300 million of our common stock, which is authorized to be executed through August 2019. On August 15, 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in August 2017, is authorized to be executed through August 2020. These repurchase programs are funded using our available cash and borrowings on our ABL Line of Credit.

During the nine month period ended November 3, 2018, we repurchased 1,106,016 shares of our common stock for $160.0 million, inclusive of commissions, under the share repurchase programs. As of November 3, 2018, we had $357.1 million remaining under our share repurchase authorizations.

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

Operational Growth

During the nine month period ended November 3, 2018, we opened 65 new stores, inclusive of 12 relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of November 3, 2018 to 679 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We expect to open three new stores and close seven stores during the fourth quarter of Fiscal 2018, bringing our total store count to 675 as of the end of Fiscal 2018.

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

Debt and Hedging

As of November 3, 2018, our obligations include $956.5 million, inclusive of original issue discount, under our Term Loan Facility and $105.0 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $33.4 million of capital lease obligations as of November 3, 2018.

Term Loan Facility

During June 2018, we prepaid $150.0 million on the Term Loan Facility, which offset the mandatory quarterly payments through November 17, 2024. At November 3, 2018, our borrowing rate related to the Term Loan Facility was 4.3%.

On November 2, 2018, we entered into Amendment No. 7 (the Seventh Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing our Term Loan Facility. The Seventh Amendment, among other things, reduce the interest rate margins applicable to our term loan facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%.  In connection with the execution of the Seventh Amendment, we paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement.

As a result of the Seventh Amendment, we recognized a non-cash loss on the extinguishment of debt of $0.5 million, which was recorded in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Income.  Also in connection with the Seventh Amendment, we incurred fees of $2.4 million, which were recorded in the line item “Costs related to debt amendments” in our Condensed Consolidated Statements of Income.

ABL Line of Credit

During the second quarter of Fiscal 2018, we entered into an amendment to the ABL Credit Agreement, which among other things, extended the maturity date of the ABL Facility from August 13, 2019 to June 29, 2023.

At November 3, 2018, we had $434.1 million available under the ABL Line of Credit. The maximum borrowings under the facility during the nine month period ended November 3, 2018 amounted to $265.0 million. Average borrowings during the nine month period ended November 3, 2018 amounted to $103.4 million at an average interest rate of 3.4%.

Hedging

We are hedged on $800 million of our Term Loan Facility through May 2019. Given the current interest rate environment, we will continue to evaluate hedging options beyond May 2019.

Certain Information Concerning Contractual Obligations

The Company had $1,049.2 million of purchase commitments related to goods that were not received as of November 3, 2018. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, November 3, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 3, 2018.

During the quarter ended November 3, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. To determine the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended November 3, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 5, 2018 through September 1, 2018	44,935	$159.66	44,448	$399,639
September 2, 2018 through October 6, 2018	195,439	$162.90	195,136	$367,852
October 7, 2018 through November 3, 2018	67,277	$159.51	67,168	$357,138
Total	307,651		306,752

(1)

The number of shares purchased between August 5, 2018 and September 1, 2018, between September 2, 2018 and October 6, 2018 and between October 7, 2018 and November 3, 2018 include 487 shares, 303 shares and 109 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

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
10.1

Amendment No. 7, dated as of November 2, 2018, to the Credit Agreement dated as of February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		Current Report on Form 8-K (File No. 001-36107)	November 8, 2018
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed or furnished herewith.

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

Date: November 28, 2018