Form 10-K
period 2019-02-02
Burlington Stores, Inc.
filed 2019-03-20
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

The aggregate market value of the common stock held by non-affiliates of the registrant on August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,318,465,432. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of March 1, 2019, there were 67,076,918 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2018 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including each of the factors discussed in Item 1A, Risk Factors as well as risks discussed elsewhere in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report might not occur.

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 675 stores as of February 2, 2019, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of merchandise acquired directly from nationally recognized manufacturers and other suppliers. For the fiscal year ended February 2, 2019, we generated net sales of $6,643.1 million, and earned net income, Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT (as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Measures) of $414.7 million, $442.5 million, $792.2 million and $600.4 million, respectively.

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

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This is an annual report for the 52-week fiscal year ended February 2, 2019 (Fiscal 2018). The fiscal years ended February 3, 2018 (Fiscal 2017) and January 28, 2017 (Fiscal 2016) consisted of 53 weeks and 52 weeks, respectively.

Our Stores

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

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represents a competitive advantage. We believe that, as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment. As a result, we believe major landlords seek us as a tenant because the appeal of our merchandise profile attracts a desired customer base.

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	45
AL	6	MA	16	OH	23
AR	5	MD	17	OK	5
AZ	13	ME	2	OR	4
CA	75	MI	17	PA	32
CO	8	MN	9	PR	11
CT	12	MO	9	RI	5
DE	3	MS	3	SC	10
FL	52	NC	15	SD	1
GA	21	ND	1	TN	9
IA	3	NE	3	TX	73
ID	2	NH	4	UT	7
IL	35	NJ	32	VA	19
IN	14	NM	3	WA	12
KS	5	NV	8	WI	10
KY	6

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 675 stores, inclusive of an internet store, as of February 2, 2019. If we identify appropriate locations, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Stores (beginning of period)	629	592	567
Stores opened(a)(b)	56	43	30
Stores closed(a)	(10)	(6)	(5)
Stores (end of period)	675	629	592

(a)	Exclusive of relocations.
(b)	Stores opened during Fiscal 2018 had an average square footage of 43,000 square feet.

Distribution and Warehousing

We have four distribution centers that shipped approximately 98% of merchandise units to our stores in Fiscal 2018. The remaining 2% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California and Redlands, California. These four distribution centers occupy an aggregate of 2,786,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease for an additional distribution center in Riverside, California occupying approximately 900,000 square feet, which is expected to become operational during Fiscal 2020.

In addition to the distribution centers that we operate, we have arrangements with third parties for the use of pool point facilities, which we believe streamline and optimize our distribution network

We also operate three warehousing facilities to support our distribution centers. The east coast has two supporting warehouses in Burlington, New Jersey. The west coast has one supporting warehouse in Redlands, California. These three warehousing facilities occupy an aggregate of 1,456,000 square feet and primarily serve as storage facilities.

In addition, we occupy approximately 180,000 square feet of space at a third-party logistics center in Plainfield, Indiana to support our e-commerce business.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We offer our customers special services to enhance the convenience of their shopping experience, such as layaway and professional tailors (in selected stores).

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

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, excellent product availability, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 2% of our net purchases during Fiscal 2018, Fiscal 2017 or Fiscal 2016. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2018(a)	Fiscal 2017(a)	Fiscal 2016(a)
Women’s ready-to-wear apparel	23%	23%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	20%
Youth apparel/baby	16%	16%	16%
Home	15%	14%	12%
Coats	5%	5%	6%

(a)	Percentages may not foot due to rounding.

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

Marketing and Advertising

We use a variety of broad-based and targeted marketing strategies to efficiently deliver the right message to the targeted audience at the right time. These strategies include national television, direct mail, email, digital and social marketing, local radio and out-of-home communications. Our broad television broadcast communication and reach is balanced with relevant customer contacts to increase frequency of store visits.

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

Competition

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores, as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our stores.

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

Trademarks

We are the owner of certain registered and common law trademarks, service marks and tradenames (collectively referred to as the Marks) that we use in connection with our business. Our Marks include, but are not limited to, “Burlington Stores,” “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “Luxury Linens,” “MJM Designer Shoes,” “B” and “Baby Depot.” We consider these Marks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these trademarks endure for as long as they are used.

Employees

As of February 2, 2019, we employed approximately 44,000 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of February 2, 2019, employees at one of our stores were subject to a collective bargaining agreement.

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

You can access financial and other information about us in the Investor Relations page of our website at www.burlingtoninvestors.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC.

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize our website and/or various social media sites to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in the Company to review the information posted on our website, as well as the following social media channels: Facebook (https://www.facebook.com/BurlingtonStores/) and Twitter (https://twitter.com/burlington). Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at www.burlingtoninvestors.com.

The information contained on, or accessible through, our website and these social media channels is not part of this Annual Report and is therefore not incorporated by reference. The references to our website and these social media channels are intended to be inactive textual references only.

Item 1A.	Risk Factors

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations, financial condition or cash flows and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations, financial condition or cash flows.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. If we are not successful in managing these risks and uncertainties, they could have a negative impact on our results of operations, financial condition and cash flows.

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

The retail sector is highly competitive, and retailers are constantly adjusting their business models, promotional activities and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retail categories, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete with other retailers and to meet our customer expectations may also suffer if we are unable to deliver an integrated omnichannel shopping experience for our customers through our store and online shopping channels. Omnichannel retailing is rapidly evolving, and we must anticipate and meet changing customer expectations. If we are unable to continue to meet changes in the competitive environment by successfully executing our e-commerce strategy consistent with customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

We may not be able to sustain our growth plans or successfully implement our long-range strategic goals.

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth. We intend to open 50 net new stores in 2019, while refreshing, remodeling or relocating a portion of our existing store base annually. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

Our proposed expansion will place increased demands on our operational, managerial and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems, and our distribution infrastructure. These increased demands could cause us to operate our business less effectively, which in turn could have a material adverse effect on our financial performance. In addition, new stores may not achieve the same sales or profit levels as our existing stores, whether in current or new markets, and adding stores to existing markets may otherwise adversely affect our sales and profitability.

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

Our net sales and operating income fluctuate seasonally, with a higher level of our operating income typically realized during the second half of the year. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Many of our stores are strategically located in off-mall shopping areas known as “power centers.” Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. Due to many of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows. We may respond by increasing markdowns or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Failure to execute our opportunistic buying and inventory management process could adversely affect our business.

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion with our buyers, which subjects us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

 In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and our e-commerce platform, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we execute inventory localization initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our reputation.

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather and natural disasters or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues (including strikes or threats of strikes and scarcity of labor) or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our reputation.

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

We lease substantially all of our store locations. Most of our current leases expire at various dates after ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to close a particular store. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and performing any of these obligations may be expensive. When we assign leases or sublease space to third parties, we may remain liable on the lease obligations, which could lead to significant expense if the assignee or sublessee does not perform. In addition, when the lease terms for the stores in our ongoing operations expire, our ability to renew such expiring leases on commercially acceptable terms or, if such leases cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will each depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective lessors. As we renew and replace our store leases, we also strive to optimize the size of our existing stores to ensure maximum space utilization, which frequently means adjusting operations to accommodate smaller space through increased store product density and inventory turn optimization.

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

 Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the Fall or Winter seasons or cool weather during the Spring or Summer seasons could render a portion of our inventory incompatible with those unseasonable conditions, particularly in light of our historical product mix. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because higher net sales historically have occurred during the second half of the year, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

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

If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire high quality merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales. In addition, events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ businesses, finances, labor, importation of products, costs, production, insurance and reputation.

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

Our failure to attract, train and retain quality employees and temporary personnel in appropriate numbers could adversely affect our business.

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

We are also dependent upon temporary personnel to adequately staff our stores and distribution facilities, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases or enhanced health care requirements. In addition, there can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in associate turnover rates could have a material adverse effect on our business or results of operations. Further, any negative publicity regarding the agencies from which we source temporary personnel, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business.

Labor costs, including healthcare costs, and other challenges from our large workforce may adversely affect our results and profitability.

We have a large workforce, and our ability to meet our labor needs while controlling costs, including costs of providing health, retirement and other associate benefits, is subject to various factors such as unemployment levels; prevailing wage rates and minimum wage requirements; participant benefit levels; economic conditions; interest rate changes; health and other insurance costs; and the regulatory environment, including health care legislation, and with respect to governmental labor and employment and associate benefits programs and requirements. When wage rates or benefit levels increase in the market or the unemployment rate is otherwise low, increasing our wages or benefits to compete for employees may cause our earnings to decrease, while failing to increase our wages or benefits competitively or reducing our wages or benefits could result in a decline in our ability to attract or retain employees or in the quality of our workforce, causing our customer service or performance to suffer, which could negatively impact our results.

Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to us.

We are a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit, hedging instruments and other vital matters. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress of such third parties.

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

Many of our vendors produce merchandise overseas, and our business is exposed to the risk of foreign and domestic operations and international tax policies and trade relations.

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

Recently, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we continue to evaluate the impact of the effective and any additional proposed tariffs on our supply chain, costs, sales and profitability. Given the uncertainty regarding the scope and duration of the tariffs on Chinese goods, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain, and we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

In addition, other major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of additional unilateral tariffs on imported products could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries, which in turn could have a material adverse effect on our business, results of operations and liquidity.

Any disruption to our distribution network, including the shutdown of one of our primary distribution centers or complications with any third-party vendors that support our network, or increases in the cost of their services, could cause disruptions in our business, a loss of sales and profits, increases in our expenses, and other material adverse effects.

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

In addition to the distribution centers that we operate, we have arrangements with third parties for the use of pool point facilities, which we believe streamline and optimize our distribution network. If complications arise with a pool point facility or its operator, or if any such facility is severely damaged or destroyed, it may cause delays in the delivery of our merchandise to our stores. We also may be affected by disruptions in the global transportation network such as port strikes, weather conditions, work stoppages or other labor unrest, which may also adversely affect our ability to deliver inventory on a timely basis. We also depend upon third-party carriers for shipment of merchandise; any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects. Recently, fuel and trucking costs have increased amid tight capacity and a shortage of truck drivers, all of which could increase our freight costs, which in turn could have a material adverse effect on our business, results of operations and liquidity.

If we are unable to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely extensively on various information systems, including data centers, hardware, software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. In addition, some aspects of our business, like that of most retailers, involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our employees, our vendors and our Company, some of which is entrusted to third-party service providers and vendors. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and the protection of such confidential information.

Like most major corporations, however, we, our customers and our third-party services providers face an evolving, increasing threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access personal and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information or become subject to various other cyber-crimes. Further, our computer systems and the third-party systems of our vendors are also subject to damage or interruption from a number of non-criminal causes, including power outages; computer and telecommunications failures; computer viruses; and design or usage errors by our employees or contractors.

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

•

increased cybersecurity protection costs, which may include the costs to continuing to make organizational changes, deploy additional personnel and protection technologies, train employees, and engage third party consultants;

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

Although we endeavor to protect consumer identity and payment information through the implementation and modification of security technologies, processes and procedures, including training programs for employees to raise awareness about phishing, malware and other cyber risks and certification of our major technology suppliers and any outsourced services through accepted security certification measures, we could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. In addition, there are additional inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites, particularly our e-commerce site, could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption.

Compliance with increasingly rigorous privacy and data security regulations could be costly, affect or limit our business opportunities and how we collect and/or use data, and potentially subject us to fines and lawsuits.

As described above, the protection of customer, employee, vendor and Company data is critical to our business. As the regulatory environment relating to retailers’ and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and evolving requirements applicable to our business, compliance with those requirements could result in additional costs; could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans; and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. Notably, on June 28, 2018, California Governor Jerry Brown signed into law the comprehensive California Consumer Privacy Act of 2018 (the “CCPA”), which will go into effect on January 1, 2020.

The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. Failure to comply with the CCPA requirements could result in civil penalties, and it additionally provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business’s failure to implement and maintain required reasonable security procedures. New legislation or regulation such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

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

Issues with merchandise safety could damage our reputation, sales and financial results.

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores and through e-commerce. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results.

We rely on our vendors to provide quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the safety of merchandise, and issues with the authenticity of merchandise, or customer concerns about such issues, regardless of our fault, could cause damage to our reputation and could result in lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results.

Difficulty complying with existing laws, rules, regulations and local codes, or changes in existing laws, rules, regulations and local codes could negatively affect our business operations and financial performance.

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

All of the above legal, regulatory and administrative requirements collectively affect multiple aspects of our business, including those involving labor and employment benefits; health, welfare and finance; real estate management; consumer protection and product safety; climate change, supply chain, energy and waste; e-commerce, electronic communications, data protection and privacy; and protection of third party intellectual property rights.  Changes to these laws and regulations could increase our costs of compliance or of doing business, and could adversely affect our operating results.  In addition, if we fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our business operations and financial performance.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as inventories, leases, and self-insurance reserves, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely on advertising to increase consumer awareness of our product offerings and pricing to drive traffic to our stores and e-commerce site. In addition, we rely and will increasingly rely on other forms of media advertising, including digital, social media and e-marketing. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Our advertising and marketing programs may not be successful if we do not:

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

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to our short- and long-term debt may also negatively impact our access to the debt financing markets and increase our cost of borrowing. These circumstances may negatively impact our access to capital markets, which could have a materially adverse impact on our business or financial condition.

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

As of February 2, 2019, our obligations include $956.7 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility). We had no outstanding balance on our $600.0 million asset-based lending facility (ABL Line of Credit) as of February 2, 2019. Our debt obligations also include $32.7 million of capital lease obligations as of February 2, 2019. Estimated cash required to make interest payments for these debt obligations amounts to approximately $44.5 million for the fiscal year ended February 1, 2020.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which is to some extent subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the Term Loan Facility and the ABL Line of Credit, may restrict us from affecting any of these alternatives.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If an event of default under any of the agreements relating to our outstanding indebtedness occurred, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness through foreclosure proceedings and/or by forcing us into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the financial obligations owed by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

In the recent past, concerns have been publicized that some of the member banks surveyed by British Bankers’ Association, or the BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. To address a potential transition away from LIBOR, the Term Loan and ABL credit agreements each provide for an agreed upon methodology to amend such agreements to substitute LIBOR with an agreed replacement rate, subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period. However, there is no guarantee that any such replacement rate would be agreed by the applicable agents and lenders or that such consents would be obtained, and in such event we would be required to pay a rate of interest higher than expected on the amount owed under such agreements where the interest rate is subject to LIBOR. We have also entered into LIBOR‑based interest rate cap and swap agreements to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. Any replacement of LIBOR as the basis on which interest on our floating-rate debt and/or under our interest rate caps and interest rate swaps is calculated may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2018, our stock price fluctuated from a high of $180.27 to a low of $109.62. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

We own the land and/or buildings for 37 of our stores and have leases for 637 of our stores. Our new stores are generally leased for an initial term of ten to fifteen years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California	2006	660,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)(b)	2020	900,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased

(a)	Inclusive of corporate offices.
(b)	The lease for this distribution center was signed during Fiscal 2018.

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

Holders

As of March 1, 2019, we had 307 holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

Stock Performance Graph

The performance graph below and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from February 1, 2014 through February 2, 2019, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019
Burlington Stores, Inc.	$100.00	$195.04	$210.05	$316.30	$452.50	$671.89
S&P 500 Index	$100.00	$111.92	$108.84	$128.73	$154.95	$151.83
S&P Retailing Index	$100.00	$118.75	$137.22	$160.95	$225.15	$241.71

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended February 2, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 4, 2018 through December 1, 2018	51,111	$169.30	44,396	$349,639
December 2, 2018 through January 5, 2019	220,392	$165.13	220,179	$313,279
January 6, 2019 through February 2, 2019	101,132	$166.69	89,270	$298,426
Total	372,635		353,845

(1)

The number of shares purchased between November 4, 2018 and December 1, 2018, between December 2, 2018 and January 5, 2019 and between January 6, 2019 and February 2, 2019 include 6,715; 213 and 11,862, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 16, 2017, our Board of Directors authorized the repurchase of up to $300 million of common stock, which completed during the fourth quarter of Fiscal 2018. On August 15, 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in August 2017, is authorized to be executed through August 2020. For a further discussion of our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2018, Fiscal 2017 and Fiscal 2016 and for the fiscal years ended January 30, 2016 (Fiscal 2015) and January 31, 2015 (Fiscal 2014) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended (1)
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$6,643,051	$6,084,766	$5,566,038	$5,098,932	$4,814,504
Net income	$414,745	$384,852	$215,873	$150,482	$65,955
Net income per common share—basic:	$6.21	$5.64	$3.06	$2.03	$0.89
Net income per common share—diluted:	$6.04	$5.48	$3.01	$1.99	$0.87
Consolidated Balance Sheet Data (end of the period):
Inventory	$954,183	$752,562	$701,891	$783,528	$788,708
Total assets	$3,079,172	$2,812,829	$2,574,483	$2,571,813	$2,614,285
Long term debt	$983,643	$1,113,808	$1,128,843	$1,295,163	$1,238,992
Stockholders’ equity (deficit)	$322,710	$86,774	$(49,812)	$(99,022)	$(65,951)
Other Financial Data:
Adjusted Net Income(2)	$442,540	$405,753	$232,268	$174,555	$138,577
Adjusted EBITDA(3)	$792,215	$696,066	$584,562	$484,029	$448,066
Comparable store sales growth(4)	3.2%	3.4%	4.5%	2.1%	4.9%
Gross margin rate	41.8%	41.5%	40.8%	40.0%	39.7%
Store payroll as a percentage of net sales	8.5%	8.5%	8.5%	8.6%	8.8%
Cash flow (decrease) increase	$(26,930)	$51,689	$60,682	$(4,434)	$(107,635)
Working capital (deficit)(5)	$2,276	$(46,998)	$(96,310)	$18,594	$26,566
Number of stores	675	629	592	567	542
Gross square footage (in thousands)	46,773	45,693	44,736	43,468	42,212
Selling square footage (in thousands)	32,898	33,305	34,234	33,230	33,597

(1)	Fiscal 2018, Fiscal 2016, Fiscal 2015 and Fiscal 2014 consisted of 52 weeks. Fiscal 2017 consisted of 53 weeks.
(2)

We define Adjusted Net Income as net income, exclusive of the following items: (i) net favorable lease amortization; (ii) costs related to debt amendments and secondary offerings; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; (vi) advisory fees; (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income. For further discussion of Adjusted Net Income, including a reconciliation of Adjusted Net Income to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(3)

We define Adjusted EBITDA as net income, exclusive of the following items: (i) interest expense, net, (ii) loss on extinguishment of debt, (iii) income tax expense (benefit), (iv) depreciation and amortization, (v) impairment charges, (vi) advisory fees, (vii) stock option modification expense, (viii) costs related to debt amendments and secondary offerings, (ix) amounts related to certain litigation and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains. For further discussion of Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(4)

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our comparable store sales are based on a 52-week basis.

(5)	We define working capital as current assets (excluding restricted cash) minus current liabilities.

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

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth under the caption above entitled “Cautionary Statement Regarding Forward-Looking Statements.”. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this Annual Report.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 675 stores as of February 2, 2019, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Overview of Fiscal 2018 Operating Results

Highlights from Fiscal 2018 (52 weeks) compared with Fiscal 2017 (53 weeks) include the following:

•	We generated total revenues of $6,668.5 million compared with $6,110.0 million.
•	Net sales improved $558.3 million to $6,643.1 million. Comparable store sales increased 3.2% on a shifted basis, as discussed further below.
•

Gross margin as a percentage of net sales improved to 41.8% compared with 41.5%. Product sourcing costs, which are included in selling, general and administrative expenses remained flat as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales improved to 30.4% compared with 30.6%.
•	We earned net income of $414.7 million compared with $384.9 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $36.8 million to $442.5 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $96.1 million to $792.2 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $82.1 million to $600.4 million.

Term Loan Repricing

On November 2, 2018, we completed the repricing of our senior secured term loan facility (the Term Loan Facility), which, among other things, reduced the interest rate margins applicable under the Term Loan Facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%. In connection with this transaction, we paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement. As a result of this transaction, we recognized a non-cash loss on the extinguishment of debt of $0.5 million, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income, and incurred fees of $2.4 million, primarily related to legal and placement fees which was recorded in the line item “Costs related to debt amendments” in the Company’s Consolidated Statements of Income. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for further explanation.

ABL Amendment

During the second quarter of Fiscal 2018, we entered into an amendment to the ABL Credit Agreement, which among other things, (i) extended the maturity date of the ABL Facility from August 13, 2019 to June 29, 2023; (ii) adjusted the pricing grid such that the lower interest rate of 1.25% in the case of LIBOR loans and 0.25% in the case of prime rate loans is applicable so long as BCFWC maintains at least 40% average daily availability (as opposed to 50%), (iii) discharged any mortgages and liens with respect to any owned or leased real property of BCFWC, the other borrowers and facility guarantors, and (iv) gave BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments and repayments of other debt and otherwise comply with the ABL Credit Agreement

Store Openings, Closings and Relocations

During Fiscal 2018, we opened 68 new stores, inclusive of 12 relocations, and closed 10 stores, exclusive of the aforementioned relocations, bringing our store count as of February 3, 2018 to 675 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending February 1, 2020 (Fiscal 2019), we plan to open approximately 50 net new stores, which includes approximately 75 gross new stores, along with approximately 25 store relocations and closings.

Ongoing Initiatives for Fiscal 2019

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include:

•	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories, which we believe will result in faster comparable store inventory turnover. We maintain our ability to leverage our pack-and-hold program, which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

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

•

Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we continue to improve our store associate training and have reorganized and strengthened our field management organization. Our much improved store experience continues to resonate with our customers. We continue to refine our online customer survey to provide more actionable customer feedback to stores. Stores develop action plans to address clearly identified areas of focus. Store managers have the ability to review immediate feedback from their customers, and react accordingly.

•

Increasing Our Sales through e-Commerce. We have been selling to our customers online for more than a decade. We plan to leverage this heritage and continue to utilize e-commerce strategies offering merchandise to our customers while driving incremental traffic to our stores.

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, home, beauty, baby (including Baby Depot) and toys as we continue to de-weather our business, and maintain the flexibility to introduce new categories.

•	Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We have identified numerous market opportunities that we believe will allow us to reach 1,000 stores over the long-term. Our goal is to open approximately 50 net new stores during Fiscal 2019.

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that more than 98% of our existing stores had positive Adjusted EBIT for Fiscal 2018. By focusing on opening stores with attractive unit economics, we are able to achieve attractive returns on capital and continue to grow our margins. We believe that, as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

•

Enhancing the Store Experience Through Store Remodels and Relocations. We continue to invest in store remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience. During Fiscal 2018, we remodeled 39 of our stores, including 5 stores that were closed in 2017 due to weather-related issues, and relocated 12 stores. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space, added new departments such as home and accessories and made various other improvements as appropriate by location.

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

Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Net income. We earned net income of $414.7 million during Fiscal 2018 compared with net income of $384.9 million during Fiscal 2017. This improvement was primarily driven by our improved gross margin, partially offset by an increase in our selling, general and administrative expenses, our income tax expense, as well as our depreciation and amortization expense. We earned net income of $384.9 million during Fiscal 2017 compared with net income of $215.9 million for Fiscal 2016. This improvement was primarily driven by our improved gross margin and a one-time incremental tax benefit from the Tax Act, partially offset by an increase in our selling, general and administrative expenses and depreciation and amortization.

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

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) depreciation and amortization; (v) impairment charges; (vi) stock option modification expense; (vii) costs related to debt amendments; (viii) amounts related to certain litigation; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense, net; (ii) loss on extinguishment of debt; (iii) income tax expense (benefit); (iv) impairment charges; (v) stock option modification expense; (vi) net favorable lease amortization; (vii) costs related to debt amendments; (viii) amounts related to certain litigation; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

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

For Fiscal 2018, Adjusted Net Income improved $36.8 million to $442.5 million. This improvement was primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses, income tax expense resulting from a one-time incremental tax benefit from the Tax Act during the fourth quarter of Fiscal 2017, as well as an increase to depreciation and amortization expense. For Fiscal 2017, Adjusted Net Income improved $173.5 million to $405.8 million. This improvement was the result of our improved gross margin and a one-time incremental tax benefit from the Tax Act, partially offset by increased selling, general and administrative expenses, as well as increased depreciation and amortization (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)
Reconciliation of net income to Adjusted Net Income:
Net income	$414,745	$384,852	$215,873
Net favorable lease amortization (a)	26,081	23,325	23,828
Costs related to debt amendments (b)	2,496	2,262	1,346
Stock option modification expense (c)	—	142	601
Loss on extinguishment of debt (d)	1,823	2,881	3,805
Impairment charges (e)	6,844	2,127	2,450
Litigation accrual(f)	—	—	3,457
Tax effect (g)	(9,449)	(9,836)	(19,092)
Adjusted Net Income	$442,540	$405,753	$232,268

(a)

Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction), and are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income.

(b)	Represents costs incurred in connection with review and execution of refinancing opportunities.
(c)	Represents expenses incurred as a result of our May 2013 stock option modification. Refer to Note 12 to our Consolidated Financial Statements, “Stock-Based Compensation,” for further detail.
(d)

For Fiscal 2018, amounts relate to the refinancing of our Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility and the amendment of the ABL Credit Agreement. For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility.

(e)	Represents impairment charges on long-lived assets.
(f)	Represents amounts charged for certain litigation.
(g)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, for the tax impact of items (a) through (f). In addition, during Fiscal 2016, the tax effect also includes the benefit of the one-time release of certain valuation allowances related to Puerto Rico deferred tax assets.

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

For Fiscal 2018, Adjusted EBITDA improved $96.1 million to $792.2 million. For Fiscal 2017, Adjusted EBITDA improved $111.5 million to $696.1 million. These improvements in Adjusted EBITDA were the result of our improved gross margin, partially offset by increased selling, general and administrative expenses (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBITDA for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)
Reconciliation of net income to Adjusted EBITDA:
Net income	$414,745	$384,852	$215,873
Interest expense	55,990	58,777	56,161
Interest income	(406)	(206)	(56)
Loss on extinguishment of debt (a)	1,823	2,881	3,805
Costs related to debt amendments (b)	2,496	2,262	1,346
Stock option modification expense (c)	—	142	601
Depreciation and amortization	217,884	201,103	183,586
Impairment charges (d)	6,844	2,127	2,450
Litigation accrual (e)	—	—	3,457
Income tax expense	92,839	44,128	117,339
Adjusted EBITDA	$792,215	$696,066	$584,562

(a)

For Fiscal 2018, amounts relate to the refinancing of our Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility and the amendment of the ABL Credit Agreement. For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility.

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

For Fiscal 2018, Adjusted EBIT improved $82.1 million to $600.4 million. For Fiscal 2017, Adjusted EBIT improved $93.5 million to $518.3 million. These improvements were primarily driven by our improved gross margin, partially offset by increases in our selling, general and administrative expenses, as well as depreciation expense (refer to the section below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of net income to Adjusted EBIT for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)
Reconciliation of net income to Adjusted EBIT:
Net income	$414,745	$384,852	$215,873
Interest expense	55,990	58,777	56,161
Interest income	(406)	(206)	(56)
Loss on extinguishment of debt (a)	1,823	2,881	3,805
Costs related to debt amendments (b)	2,496	2,262	1,346
Stock option modification expense (c)	—	142	601
Net favorable lease amortization (d)	26,081	23,325	23,828
Impairment charges (e)	6,844	2,127	2,450
Litigation accrual (f)	—	—	3,457
Income tax expense	92,839	44,128	117,339
Adjusted EBIT	$600,412	$518,288	$424,804

(a)

For Fiscal 2018, amounts relate to the refinancing of our Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility and the amendment of the ABL Credit Agreement. For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility. For Fiscal 2016, amounts relate to the repricing of our Term Loan Facility.

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

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. The table below depicts our comparable store sales during Fiscal 2018, Fiscal 2017 and Fiscal 2016, all of which are calculated on a 52-week basis.

Comparable Store Sales
Fiscal 2018	3.2%
Fiscal 2017	3.4%
Fiscal 2016	4.5%

Various factors affect comparable store sales, including weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded approximately 30 basis points to 41.8% during Fiscal 2018, compared with 41.5% during Fiscal 2017. The improvement was driven by strong merchandise margins, which were partially offset by a 20 basis point increase in freight. Gross margin as a percentage of net sales during Fiscal 2016 was 40.8%.

Inventory. Inventory at February 2, 2019 increased to $954.2 million from $752.6 million at February 3, 2018. This increase was primarily driven by: (i) an increase in our pack-and-hold inventory, which was 30% of total inventory at the end of Fiscal 2018 compared to 25% at the end of Fiscal 2017, (ii) the inventory required for our 46 net new stores opened since February 3, 2018, (iii) higher levels of short stay inventory (which reflects purchases at great values that we temporarily store in our distribution centers and allocate to the stores over the course of a few months) due to the acceleration of tariff-impacted receipts and (iv) an increase in our comparable store inventory as discussed below.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. Comparable store inventory, which is calculated on a 52 weeks basis, increased approximately 1.8% as of February 2, 2019, due to lower than expected sales results.

Inventory turnover and comparable store inventory turnover are performance metrics that indicate how efficiently inventory is bought and sold. They each measure the length of time that we own our inventory.

 Inventory turnover is calculated by dividing cost of goods sold by the 13-month average cost value of our inventory for the period being measured. Our inventory turnover rate was 4.4 turns per year during Fiscal 2018, compared with 4.6 turns per year during Fiscal 2017.

Comparable store inventory turnover, which is determined on a 52-week basis, is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. The calculation is based on a rolling 13-month average of inventory (at estimated retail value) and the last 12 months’ comparable store sales. Our comparable store inventory turnover rate improved approximately 7% during Fiscal 2018.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of not including distribution center and warehouse inventory as well as inventory at new and non-comparable stores within our comparable store inventory turnover calculation. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and “pack-and-hold” inventory acquired opportunistically for future store release. The magnitude of pack-and-hold inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

We present inventory turnover because it demonstrates how effective we are at managing our inventory. We present comparable store inventory turnover as we believe this is a useful supplemental metric in evaluating the effectiveness of our merchandising efforts, as a faster comparable store inventory turnover generally leads to reduced markdowns and more fresh merchandise in our stores.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of benefits and payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.5% during Fiscal 2018, Fiscal 2017, and Fiscal 2016. We were able to offset wage increases in our stores through disciplined expense management, our active profit improvement culture, as well as expense leverage from our sales growth.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $26.9 million during Fiscal 2018, compared with an increase of $51.7 million during Fiscal 2017. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.4
Total revenue	100.4	100.4	100.4
Cost of sales	58.2	58.5	59.2
Selling, general and administrative expenses	30.4	30.6	31.0
Costs related to debt amendments	0.0	0.0	0.0
Stock option modification expense	—	0.0	0.0
Depreciation and amortization	3.3	3.3	3.3
Impairment charges - long-lived assets	0.1	0.0	0.0
Other income - net	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt	0.0	0.0	0.1
Interest expense	0.8	1.0	1.0
Total costs and expenses	92.6	93.3	94.4
Income before income tax expense	7.8	7.1	6.0
Income tax expense	1.4	0.7	2.1
Net income	6.4%	6.4%	3.9%

Performance for Fiscal Year (52 weeks) Ended February 2, 2019 (Fiscal 2018) Compared with Fiscal Year (53 weeks) Ended February 3, 2018 (Fiscal 2017)

Net sales

Net sales improved $558.3 million, or 9.2%, to $6,643.1 million, primarily attributable to the following:

•	an increase of $476.7 million from our new and non-comparable stores; and
•	an increase in unshifted comparable store sales of $185.4 million; partially offset by
•	a decrease of $82.1 million from the 53rd week of Fiscal 2017; and
•	a $21.7 million decrease related to the net impact of permanently closed stores and other sales adjustments.

To account for the calendar shift from the 53rd week in Fiscal 2017, we compared the 52-week period ended February 2, 2019 to the 52-week period ended February 3, 2018 for the purposes of calculating our comparable store sales. On this shifted basis, comparable store sales for the year ended February 2, 2019 increased 3.2%, to $6,000.4 million. We believe this is the most accurate representation of our comparable store sales performance, and is the basis on which we plan and manage our business.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 30 basis points to 58.2% during Fiscal 2018, primarily driven by strong merchandise margins, partially offset by a 20 basis point increase in freight. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income, were flat. On a dollar basis, cost of sales increased $309.0 million, or 8.7%, primarily driven by our overall increase in sales, partially offset by costs incurred during the 53rd week of Fiscal 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales improved 20 basis points during Fiscal 2018. The following table details selling, general and administrative expenses for Fiscal 2018 compared with Fiscal 2017:

	(in millions)
	Fiscal Year Ended
	February 2, 2019	Percentage of Net Sales	February 3, 2018 (53 Weeks)	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,336.3	20.1%	$1,236.0	20.3%	$100.3	8.1%
Product sourcing costs	313.3	4.7	283.6	4.7	29.7	10.5
Corporate costs	200.9	3.0	180.5	3.0	20.4	11.3
Marketing and strategy costs	89.5	1.4	92.2	1.5	(2.7)	(2.9)
Other selling, general and administrative expenses	78.7	1.2	71.2	1.1	7.5	10.5
Selling, general and administrative expenses	$2,018.7	30.4%	$1,863.5	30.6%	$155.2	8.3%

The improvement in selling, general and administrative expenses was primarily driven by our strong sales growth, disciplined expense management and our active profit improvement culture, which resulted in a reduction in our overall marketing and strategy costs while still maintaining our marketing presence, as well as 10 basis points of leverage in store occupancy costs. These improvements were partially offset by a 10 basis point increase in stock based compensation.

Costs related to debt amendments

During Fiscal 2018 and Fiscal 2017, we recorded costs related to debt amendments of $2.5 million and $2.3 million, respectively, related to transactions associated with our Term Loan Facility. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation and amortization of fixed assets and the amortization of favorable and unfavorable leases amounted to $217.9 million during Fiscal 2018 compared with $201.1 million during Fiscal 2017. The increase was primarily driven by our investments in new and non-comparable stores.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $6.8 million and $2.1 million during Fiscal 2018 and Fiscal 2017, respectively. We recorded impairment charges related to store-level assets for eight stores and four stores during Fiscal 2018 and Fiscal 2017, respectively. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other income, net

Other income, net (consisting of stored value card breakage income, gains and losses on disposition of assets, gains and losses on insurance proceeds and other miscellaneous items) improved $2.1 million to $11.0 million during Fiscal 2018. The improvement in other income was primarily driven by gains on insurance recoveries from certain weather-related incidents that occurred during Fiscal 2017. During Fiscal 2018, we received $9.3 million of insurance proceeds related to these weather-related incidents, which resulted in a gain on insurance recovery of $3.3 million.

Loss on extinguishment of debt

During Fiscal 2018 and Fiscal 2017, we recorded a loss on extinguishment of debt of $1.8 million and $2.9 million, respectively, related to transactions associated with our Term Loan Facility and ABL Credit Agreement. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense improved $2.8 million to $56.0 million. The improvement was primarily driven by the transactions related to our Term Loan Facility during Fiscal 2018 and Fiscal 2019, as well as a reduction in the amortization of our deferred financing costs. These improvements were partially offset by higher interest rates on the unhedged portion of our Term Loan Facility, as well as increases in the average interest rate and outstanding borrowings on our ABL Line of Credit. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details on our debt transactions.

Our average interest rates and average balances related to our ABL Line of Credit and our Term Loan Facility for Fiscal 2018 compared with Fiscal 2017 are summarized in the table below:

	Fiscal Year Ended
	February 2,	February 3,
	2019	2018
Average interest rate – ABL Line of Credit	3.4%	2.7%
Average interest rate – Term Loan Facility	4.4%	3.9%
Average balance – ABL Line of Credit (in millions)	$83.9	$71.0
Average balance – Term Loan Facility (in millions) (a)	$1,015.8	$1,116.7

(a)	Excludes original issue discount

Income tax expense

Income tax expense was $92.8 million for Fiscal 2018 compared with $44.1 million for Fiscal 2017. The effective tax rate was 18.3% related to pretax income of $507.6 million for Fiscal 2018, and 10.3% related to pretax income of $429.0 million for Fiscal 2017. The increase in the effective tax rate was primarily due to a one-time benefit from the re-measurement of deferred tax liabilities in Fiscal 2017 to reflect the reduction in corporate tax rate. The Tax Act was signed into law on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%.

As of February 3, 2018 we analyzed the Tax Act and made reasonable estimates of the effects on our Consolidated Financial Statements and tax disclosures. As of February 2, 2019, we completed our analysis of the Tax Act and determined there were no material changes from our initial analysis.

Net income

We earned net income of $414.7 million during Fiscal 2018 compared with net income of $384.9 million for Fiscal 2017. This improvement was primarily driven by our improved gross margin, partially offset by an increase in our selling, general and administrative expenses, our income tax expense, as well as our depreciation and amortization expense.

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

We believe that the comparable store sales increase was primarily due to the improved execution of our off-price model. During Fiscal 2017, we closed a total of 19 stores due to weather-related incidents. In accordance with our policy, we removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for seven or more days. The impact of these store closures are reflected in the total sales results for Fiscal 2017, and reduced the incremental contribution from new and non-comparable store sales by approximately $47 million.

Cost of sales

Cost of sales as a percentage of net sales improved approximately 70 basis points to 58.5% during Fiscal 2017, primarily driven by strong merchandise margins. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income, were flat. On a dollar basis, cost of sales increased $261.8 million, or 7.9%, primarily driven by our overall increase in sales and costs incurred during the 53rd week of Fiscal 2017.

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

Costs related to debt amendments

During Fiscal 2017 and Fiscal 2016, we recorded costs related to debt amendments of $2.3 million and $1.3 million, respectively, related to transactions associated with our Term Loan Facility. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding these transactions.

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

Other income, net

Other income, net decreased $1.9 million to $8.9 million during Fiscal 2017. The decrease in other income was primarily driven by the losses recognized related to damage to our stores caused by certain weather-related incidents during Fiscal 2017, as well as a gain on the sale of one of our owned stores during Fiscal 2016 that did not repeat in Fiscal 2017.

Loss on extinguishment of debt

During Fiscal 2017 and Fiscal 2016, we recorded a loss on extinguishment of debt of $2.9 million and $3.8 million, respectively, related to transactions associated with our Term Loan Facility. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding our debt transactions.

Interest expense

Interest expense increased $2.6 million to $58.8 million, primarily driven by an increase in the amortization of financing costs associated with our interest rate cap contracts from accumulated other comprehensive loss into interest expense, as well as the impact of rising LIBOR rates during Fiscal 2017 on the ABL Line of Credit and the unhedged portion of the Term Loan Facility. This increase was partially offset by the lower average balance of the ABL Credit Facility in Fiscal 2017 compared to Fiscal 2016, as well as the repricing of the Term Loan Facility.

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

Cash Flows

Cash Flows for Fiscal 2018 Compared with Fiscal 2017

We used $26.9 million of cash flows during Fiscal 2018 compared with generating $51.7 million during Fiscal 2017.

Net cash provided by operating activities amounted to $639.7 million and $607.3 million during Fiscal 2018 and Fiscal 2017, respectively. The increase in our operating cash flows was primarily driven by our improved operating results, as well as decreased income tax payments due to the Tax Act. These improvements were partially offset by changes in working capital.

Net cash used in investing activities was $298.5 million and $262.2 million during Fiscal 2018 and Fiscal 2017, respectively. This change was primarily the result of an increase in capital expenditures related to our store expenditures (new stores, remodels and other store expenditures), as well as $8.5 million of capital lease acquisition costs.

Net cash used in financing activities was $368.1 million during Fiscal 2018 compared to $293.4 million during Fiscal 2017. The change was primarily driven by the prepayment of $150.0 million on our Term Loan Facility, partially offset by a decrease in the value of share repurchases.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at February 2, 2019 of $2.3 million compared with a working capital deficit of $47.0 million at February 3, 2018. The improved working capital was primarily related to the increase in our merchandise inventories and a decrease in the current portion of our long-term debt. These improvements were partially offset by an increase in our accounts payable, due to the timing of our inventory receipts and our 46 net new stores opened during Fiscal 2018, as well as decreases in our cash and cash equivalents and accounts receivable.

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

Capital Expenditures

For Fiscal 2018, cash spend for capital expenditures, net of $50.8 million of landlord allowances and $2.8 million of insurance recoveries related to property and equipment, amounted to $253.7 million. These capital expenditures include approximately $150 million, net of the previously mentioned landlord allowances and insurance recoveries, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of approximately $32 million to support our supply chain initiatives, with the rest to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $213.4 million, net of approximately $48.8 million of landlord allowances and $6.0 million of insurance recoveries related to property and equipment, during Fiscal 2017.

We estimate that we will spend approximately $310 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2019, including approximately $155 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $60 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 16, 2017, our Board of Directors authorized the repurchase of up to $300 million of common stock, which completed during the fourth quarter of Fiscal 2018. On August 15, 2018, our Board of Directors authorized the repurchase of up to an additional $300 million of common stock. This new repurchase program, which is in addition to the share repurchase program approved by our Board of Directors in August 2017, is authorized to be executed through August 2020. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During Fiscal 2018, we repurchased 1,459,861 shares of common stock for $218.7 million, inclusive of commissions, under our share repurchase programs. As of February 2, 2019, we had $298.4 million available for purchase under our share repurchase authorization.

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

Debt and Hedging

As of February 2, 2019, our obligations include $956.7 million, inclusive of original issue discount, under our Term Loan Facility. We had no outstanding balance on our ABL Line of Credit as of February 2, 2019. Our debt obligations also include $32.7 million of capital lease obligations as of February 2, 2019. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

During June 2018, we prepaid $150.0 million on the Term Loan Facility, which offset the mandatory quarterly payments through November 17, 2024.

On November 2, 2018, we entered into Amendment No. 7 (the Seventh Amendment) to the Term Loan Credit Agreement (as amended, the Amended Term Loan Credit Agreement) governing our Term Loan Facility. The Seventh Amendment, among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%. In connection with the execution of the Seventh Amendment, we paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement.

At February 2, 2019, our borrowing rate related to the Term Loan Facility was 4.5%.

ABL Line of Credit

During the second quarter of Fiscal 2018, we entered into an amendment to the ABL Credit Agreement, which among other things, (i) extended the maturity date of the ABL Facility from August 13, 2019 to June 29, 2023; (ii) adjusted the pricing grid such that the lower interest rate of 1.25% in the case of LIBOR loans and 0.25% in the case of prime rate loans is applicable so long as BCFWC maintains at least 40% average daily availability (as opposed to 50%), (iii) discharged any mortgages and liens with respect to any owned or leased real property of BCFWC, the other borrowers and facility guarantors, and (iv) gave BCFWC and certain of its subsidiaries additional flexibility to make investments, restricted payments and repayments of other debt and otherwise comply with the ABL Credit Agreement.

At February 2, 2019, we had $543.3 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2018 amounted to $265.0 million. Average borrowings during Fiscal 2018 amounted to $83.9 million at an average interest rate of 3.4%.

Hedging

We are hedged on $800 million of our Term Loan Facility through May 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This new interest rate swap becomes effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 2, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$961,415	$—	$—	$—	961,415
Interest on debt obligations(2)	254,842	44,540	89,080	88,227	32,995
Capital lease obligations(3)	43,996	5,414	10,717	12,016	15,849
Operating lease obligations(4)	3,366,931	383,877	792,510	715,243	1,475,301
Purchase obligations(5)	928,131	928,131	—	—	—
Other(6)	2,407	2,407	—	—	—
Total	$5,557,722	$1,364,369	$892,307	$815,486	$2,485,560

(1)	Represents future principal payments on outstanding borrowings as of February 2, 2019.
(2)

Represents interest payments on (i) the outstanding balance of theTerm Loan Facility, with an average interest rate of 4.4% during Fiscal 2018 and (ii) the average borrowings outstanding on our ABL Facility during Fiscal 2018, with an average interest rate of 3.4% during Fiscal 2018.

(3)	Capital lease obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)

Represents commitments to purchase goods that have not been received as of February 2, 2019. The table above excludes commitments for services used in our business of up to approximately $65 million over the next five years.

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

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $21.2 million, inclusive of $12.3 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $56.7 million as of February 2, 2019.

As of February 2, 2019, insurance reserves amounted to $70.9 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Revenue Recognition. While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. Effective February 4, 2018, we adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” which supersedes most preexisting revenue recognition guidance. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Consolidated Statements of Income. We account for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other current liabilities” in our Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize stored value card breakage income in proportion to actual stored value card redemptions and record such income in the line item “Other income, net” in our Consolidated Statements of Income. We determine an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $2.8 million for Fiscal 2018.

Typically, estimates are used to record inventory shortage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted annually during the second or fourth quarters to calculate actual shortage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shortage may be identified as a result of the physical inventory counts, requiring adjustments. During the fourth quarter of Fiscal 2018, Fiscal 2017 and Fiscal 2016, we recorded shortage adjustments of $1.9 million, $1.8 million and $5.1 million, respectively, as a result of actual shortage being less than what we had estimated throughout the year.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $70.9 million and $64.9 million at February 2, 2019 and February 3, 2018, respectively.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2018, Fiscal 2017 or Fiscal 2016. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate cap and swap contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We continue to have exposure to interest rate risks to the extent they are not hedged.

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

We manage our interest rate risk through the use of interest rate cap and interest rate swap contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On April 24, 2015, we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts have an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, and mature on May 31, 2019.

On December 17, 2018, we entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap becomes effective on May 31, 2019. It has a notional principal amount of $450.0 million, a swap rate of 2.72%, and matures on December 29, 2023.

On November 2, 2018, we completed the repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%.

We have exposure to changes in interest rates on our Term Loan Facility above the 1.00% rate under our interest rate cap contracts. In addition, we have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate cap contracts.

At February 2, 2019, we had $961.4 million of floating-rate debt, exclusive of original issue discount. Based on $961.4 million outstanding as floating-rate debt, a one percentage point increase as of February 2, 2019 (after considering our 1.0% interest rate cap contracts), would cause an increase to cash interest expense of $4.0 million per year, resulting in $4.0 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of February 2, 2019, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at February 2, 2019	Additional Interest Expense Q1 2019	Additional Interest Expense Q2 2019	Additional Interest Expense Q3 2019	Additional Interest Expense Q4 2019
Term Loan Facility (a)	$961.4	$0.4	$1.0	$1.3	$1.3
ABL Line of Credit	—	—	—	—	—
	$961.4	$0.4	$1.0	$1.3	$1.3

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Burlington Stores, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows, for each of the three fiscal years in the period ended February 2, 2019, and the related notes and the statement schedules listed in the Index at Item 15 (a)(2). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019 with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 20, 2019

We have served as the Company's auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)
REVENUES:
Net sales	$6,643,051	$6,084,766	$5,566,038
Other revenue	25,428	25,277	24,912
Total revenue	6,668,479	6,110,043	5,590,950
COSTS AND EXPENSES:
Cost of sales	3,868,119	3,559,158	3,297,373
Selling, general and administrative expenses	2,018,737	1,863,501	1,723,251
Costs related to debt amendments	2,496	2,262	1,346
Stock option modification expense	—	142	601
Depreciation and amortization	217,884	201,103	183,586
Impairment charges - long-lived assets	6,844	2,127	2,450
Other income - net	(10,998)	(8,888)	(10,835)
Loss on extinguishment of debt	1,823	2,881	3,805
Interest expense	55,990	58,777	56,161
Total costs and expenses	6,160,895	5,681,063	5,257,738
Income before income tax expense	507,584	428,980	333,212
Income tax expense	92,839	44,128	117,339
Net income	$414,745	$384,852	$215,873

Net income per common share:
Common stock - basic	$6.21	$5.64	$3.06
Common stock - diluted	$6.04	$5.48	$3.01
Weighted average number of common shares:
Common stock - basic	66,812	68,286	70,480
Common stock - diluted	68,679	70,288	71,721

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)

Net income	$414,745	$384,852	$215,873
Other comprehensive (loss) income, net of tax:
Interest rate cap contracts:
Net unrealized gains arising during the period	(3,080)	1,742	220
Reclassification into earnings during the period	1,354	3,562	1,581
Other comprehensive (loss) income, net of tax:	(1,726)	5,304	1,801
Total comprehensive income	$413,019	$390,156	$217,674

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 2,	February 3,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$112,274	$133,286
Restricted cash and cash equivalents	21,882	27,800
Accounts receivable—net of allowance for doubtful accounts of $78 and $99 at February 2, 2019 and February 3, 2018, respectively	58,752	71,649
Merchandise inventories	954,183	752,562
Prepaid and other current assets	124,809	115,136
Total current assets	1,271,900	1,100,433
Property and equipment—net	1,253,705	1,134,772
Tradenames	238,000	238,000
Favorable leases—net	164,324	188,947
Goodwill	47,064	47,064
Deferred tax assets	4,361	6,952
Other assets	99,818	96,661
Total assets	$3,079,172	$2,812,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$848,561	$736,252
Other current liabilities	396,257	370,215
Current maturities of long term debt	2,924	13,164
Total current liabilities	1,247,742	1,119,631
Long term debt	983,643	1,113,808
Other liabilities	346,298	313,130
Deferred tax liabilities	178,779	179,486
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,224,669 shares and 78,421,947 shares, respectively;
Outstanding: 67,145,097 shares and 67,871,725 shares, respectively	7	7
Additional paid-in-capital	1,508,996	1,457,205
Accumulated deficit	(260,919)	(675,664)
Accumulated other comprehensive loss	(3,613)	(1,887)
Treasury stock, at cost	(921,761)	(692,887)
Total stockholders' equity	322,710	86,774
Total liabilities and stockholders' equity	$3,079,172	$2,812,829

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)
OPERATING ACTIVITIES
Net income	$414,745	$384,852	$215,873
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	217,884	201,103	183,586
Impairment charges—long-lived assets	6,844	2,127	2,450
Amortization of deferred financing costs	1,596	2,463	2,679
Accretion of long term debt instruments	754	1,048	942
Deferred income taxes	2,519	(30,727)	(2,919)
Non-cash loss on extinguishment of debt	1,823	2,881	3,805
Non-cash stock compensation expense	35,485	27,034	15,953
Non-cash rent	(25,568)	(24,689)	(27,910)
Deferred rent incentives	50,843	48,834	32,212
Changes in assets and liabilities:
Accounts receivable	3,482	(19,983)	(3,489)
Merchandise inventories	(201,621)	(50,671)	81,048
Prepaid and other current assets	(7,461)	(42,855)	(13,267)
Accounts payable	111,023	97,003	41,543
Other current liabilities	13,700	2,509	74,819
Other long term assets and long term liabilities	8,780	(2,109)	5,715
Other operating activities	4,825	8,430	2,876
Net cash provided by operating activities	639,653	607,250	615,916
INVESTING ACTIVITIES
Cash paid for property and equipment	(295,772)	(268,194)	(187,507)
Lease acquisition costs	(8,543)	—	—
Proceeds from insurance recoveries related to property and equipment	2,787	5,980	—
Proceeds from sale of property and equipment and assets held for sale	6,020	(3)	7,288
Other investing activities	(3,000)	9	(132)
Net cash (used in) investing activities	(298,508)	(262,208)	(180,351)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,220,200	1,215,500	1,392,700
Principal payments on long term debt—ABL Line of Credit	(1,220,200)	(1,215,500)	(1,560,100)
Proceeds from long term debt—Term B-5 Loans	—	1,114,207	—
Principal payments on long term debt—Term B-5 Loans	(152,793)	(2,793)	—
Proceeds from long term debt—Term B-4 Loans	—	—	1,114,208
Principal payments on long term debt—Term B-4 Loans	—	(1,117,000)	—
Principal payments on long term debt—Term B-3 Loans	—	—	(1,117,000)
Purchase of treasury shares	(228,874)	(289,777)	(202,371)
Proceeds from stock option exercises	16,306	9,173	4,484
Deferred financing costs	(2,439)	(1,188)	(655)
Other financing activities	(275)	(5,975)	(6,149)
Net cash (used in) financing activities	(368,075)	(293,353)	(374,883)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(26,930)	51,689	60,682
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	161,086	109,397	48,715
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$134,156	$161,086	$109,397
Supplemental disclosure of cash flow information:
Interest paid	$52,173	$49,092	$51,590
Income tax payments - net	$75,650	$109,581	$68,962
Non-cash investing activities:
Accrued purchases of property and equipment	$47,258	$31,279	$24,120
Acquisition of capital lease	$13,538	—	—

 See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at January 30, 2016	76,711,663	$7	$1,395,863	$(1,275,972)	$(8,992)	(4,640,486)	$(209,928)	$(99,022)
Net income	—	—	—	215,873	—	—	—	215,873
Stock options exercised and related taxes of $13.5 million	604,675	—	17,954	—	—	—	—	17,954
Shares used for tax withholding	—	—	—	—	—	(35,637)	(2,371)	(2,371)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(2,797,088)	(200,000)	(200,000)
Issuance of restricted shares, net of forfeitures of 17,815 restricted shares	337,586	—	—	—	—	—	—	—
Stock based compensation	—	—	15,953	—	—	—	—	15,953
Unrealized gains on interest rate cap contracts, net of related taxes of $0.1 million	—	—	—	—	220	—	—	220
Re-issuance of shares previously held within treasury	—	—	(9,189)	—	—	—	9,189	—
Amount reclassified into earnings, net of related taxes of $1.0 million	—	—	—	—	1,581	—	—	1,581
Balance at January 28, 2017	77,653,924	$7	$1,420,581	$(1,060,099)	$(7,191)	(7,473,211)	$(403,110)	$(49,812)
Net income	—	—	—	384,852	—	—	—	384,852
Stock options exercised	568,675	—	9,173	—	—	—	—	9,173
Shares used for tax withholding	—	—	—	—	—	(70,291)	(7,307)	(7,307)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,006,720)	(282,470)	(282,470)
Issuance of restricted shares, net of forfeitures of 33,263 restricted shares	199,348	—	—	—	—	—	—	—
Stock based compensation	—	—	27,034	—	—	—	—	27,034
Unrealized gains on interest rate cap contracts, net of related taxes of $1.4 million	—	—	—	—	1,742	—	—	1,742
Amount reclassified into earnings, net of related taxes of $2.4 million	—	—	—	—	3,562	—	—	3,562
Cumulative-effect adjustment	—	—	417	(417)	—	—	—	—
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774
Net income	—	—	—	414,745	—	—	—	414,745
Stock options exercised	684,011	—	16,306	—	—	—	—	16,306
Shares used for tax withholding	—	—	—	—	—	(69,489)	(10,127)	(10,127)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,459,861)	(218,747)	(218,747)
Issuance of restricted shares, net of forfeitures of 25,504 restricted shares	118,711	—	—	—	—	—	—	—
Stock based compensation	—	—	35,485	—	—	—	—	35,485
Unrealized gains on interest rate cap contracts, net of related taxes of $1.2 million	—	—	—	—	(3,080)	—	—	(3,080)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,354	—	—	1,354
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 2, 2019, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 675 retail stores, inclusive of an internet store, in 45 states and Puerto Rico, selling in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. As of February 2, 2019, the Company operated stores under the names “Burlington Stores” (661 stores), “Cohoes Fashions” (2 stores), “Super Baby Depot” (2 stores), “MJM Designer Shoes” (9 stores) and 1 online store. Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 2, 2019 (Fiscal 2018) and January 28, 2017 (Fiscal 2016) each consisted of 52 weeks. The fiscal year ended February 3, 2018 (Fiscal 2017) consisted of 53 weeks.

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

Weather-Related Incidents

As a result of the effects of certain weather-related incidents, 82 of the Company’s stores were closed for at least one day during Fiscal 2017. The Company incurred losses during Fiscal 2017 of (i) $5.4 million related to the net book values of merchandise inventories and (ii) $17.7 million related to the net book values of property and equipment and other long-lived assets, as well as repair and maintenance costs related to the clean-up of its stores. These costs were recorded in the line items “Cost of sales” and “Selling general and administrative expenses” on the Company’s Consolidated Statement of Income for the year ended February 3, 2018. The Company is insured at the selling price of the inventory and at replacement costs for the property and equipment and other long-lived assets, less a deductible. During Fiscal 2017, the Company received approximately $11.7 million of insurance proceeds to offset some of the losses. The Company allocated $6.0 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statements of Cash Flows during the year ended February 3, 2018.

During Fiscal 2018, the Company received $9.3 million of insurance proceeds related to these weather-related incidents. These proceeds resulted in a gain on insurance recovery of $3.3 million, which is included in “Other income – net” on the Company’s Consolidated Statement of Income for the year ended February 2, 2019. The Company allocated $2.8 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statement of Cash Flows for the year ended February 2, 2019.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $313.3 million, $283.6 million and $261.0 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $30.5 million, $26.6 million and $22.6 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, depending upon the expected useful life of the facility, and 3 to 15 years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $3.9 million, $1.1 million and $0.8 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $15.7 million and $19.1 million relating to these costs during Fiscal 2018 and Fiscal 2017, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The fair value is estimated by discounting expected future cash flows using the Company’s risk adjusted rate of interest. The Company recorded impairment charges of $2.9 million, $0.8 million and $1.6 million related to finite-lived intangible assets during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2018, Fiscal 2017 or Fiscal 2016.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease, deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit) and purchased lease rights. Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $16.0 million, $14.5 million and $13.4 million, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income. Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Both landlord-owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recorded impairment charges of $0.1 million, $0.2 million and $0.1 million, respectively, related to purchased lease rights and landlord-owned assets. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $33.7 million and $34.6 million as of February 2, 2019 and February 3, 2018, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of February 2, 2019 and February 3, 2018 were:

	(in thousands)
	Fiscal Years Ended
	February 2, 2019	February 3, 2018
Short-term self-insurance reserve(a)	$29,918	$26,652
Long-term self-insurance reserve(b)	40,975	38,255
Total	$70,893	$64,907

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

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of straight line rent liability, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term, including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. At February 2, 2019 and February 3, 2018, deferred lease incentives were $216.2 million and $206.0 million, respectively.

Revenue Recognition

Effective February 4, 2018, the Company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” which supersedes most preexisting revenue recognition guidance. The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Other Revenue

Other revenue consists of service fees (layaway, shipping and handling, alteration, dormancy and other service charges), subleased rental income and rental income from leased departments as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
		(53 Weeks)
Service fees	$15,836	$16,207	$15,779
Subleased rental income and other	9,319	8,846	8,720
Rental income from leased departments	273	224	413
Total	$25,428	$25,277	$24,912

Rental income from leased departments resulted from arrangements at some of the Company’s stores where the Company granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and designer handbags. Rental income was based on an agreed upon percentage of the lease departments’ total revenues. The Company did not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. The Company no longer has any such arrangements as of the end of Fiscal 2018.

Advertising Costs

The Company’s advertising costs consist primarily of national television, direct mail and digital costs. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, advertising costs were $77.1 million, $82.3 million and $81.8 million, respectively.

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

Topic No. 740 requires the recognition in the Company’s Consolidated Financial Statements of the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” to be sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the Company’s Consolidated Financial

Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company records interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income, Net

Other income, net, consists of breakage income, net gains and losses on disposition of assets, gains and losses on insurance proceeds and other miscellaneous items. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recognized $4.2 million, $3.3 million and $3.3 million, respectively, of breakage income. The Company also recognized $2.1 million, $2.5 million and $2.5 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, related to the sale of certain state tax credits. In addition, the Company recognized a $3.3 million gain on insurance recoveries during Fiscal 2018. The Company did not recognize any gain on insurance recoveries during Fiscal 2017 or Fiscal 2016.

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

Category	Fiscal 2018(a)	Fiscal 2017(a)	Fiscal 2016(a)
Women’s ready-to-wear apparel	23%	23%	24%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	20%
Youth apparel/baby	16%	16%	16%
Home	15%	14%	12%
Coats	5%	5%	6%

(a)	Percentages may not foot due to rounding.

2. Recent Accounting Pronouncements

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

Adoption of the standard did not result in any material change in the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes more than 99% of the Company’s revenue. The new standard requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve as of February 2, 2019 were $9.5 million and $5.7 million, respectively, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018, the net sales return reserve was $3.8 million and was included in the line “Other current liabilities” on the Company’s Consolidated Balance Sheet.

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with Topic No. 606. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective February 4, 2018. As a result of adoption, the Company has included $27.8 million of restricted cash and cash equivalents in both the beginning-of-period and end-of-period cash and cash equivalents balances on its Consolidated Statements of Cash Flows for both of the years ended February 3, 2018 and January 28, 2017.

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

Pending Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this ASU as of the beginning of the fiscal year ending February 1, 2020 (Fiscal 2019). The Company is in the process of finalizing the implementation of controls within its existing IT systems and changes to business processes to capture, calculate and account for leases under the new standard.

The Company plans to apply the changes from the new guidance at the adoption date and recognize a cumulative effect adjustment to retained earnings in the period of adoption, as allowed under ASU 2018-11, “Leases: Targeted Improvements.” The Company intends to make an accounting policy election not to capitalize leases with a term of twelve months or less. The Company intends to elect the transition package of practical expedients, which allows the Company to carry forward for its existing leases: i) the historical lease classification as either operating or capital; ii) assessment of whether any expired or existing contracts are or contain leases; and iii) capitalization of initial direct costs. Additionally, the Company intends to elect the practical expedients to not separate lease and non-lease components, to not assess whether existing or expired land easements contain a lease, and to employ hindsight when determining lease terms for existing leases on the date of adoption.

As a result of this standard, the Company will recognize approximately $2.1 billion of additional right-of-use assets (current and long-term combined) and approximately $2.2 billion of additional lease liabilities (current and long-term combined) on its consolidated balance sheet as of the first day of Fiscal 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases with remaining fixed rental payments in excess of 12 months, the long term portion of straight line rent liability, purchased lease rights and deferred lease incentives. In addition, the Company will also record an approximate $0.6 million cumulative-effect adjustment to retained earnings, related to a deferred gain on a previous sale-leaseback transaction that was being recognized into the line item “Other income” over a 13 year period. The Company also expects a change in the timing of expense recognition, primarily related to net favorable lease amortization, as well as a reclassification of favorable lease amortization from “depreciation and amortization” to “selling, general and administrative expenses” on the Company’s consolidated statements of income. This guidance is not expected to have a material impact on the Company's liquidity. Refer to Note 13, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.

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

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during the fiscal year ended February 2, 2019, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 2, 2019 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At February 2, 2019 and February 3, 2018, restricted cash and cash equivalents consisted of $21.9 million and $27.8 million, respectively, related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 2, 2019	February 3, 2018
Land	N/A	$156,040	$159,465
Buildings	20 to 40 Years	485,265	465,207
Store fixtures and equipment	3 to 15 Years	927,081	831,963
Software	3 to 10 Years	256,610	235,799
Leasehold improvements	Shorter of lease term or useful life	694,145	604,470
Construction in progress	N/A	24,767	28,155
Total property and equipment at cost		2,543,908	2,325,059
Less: accumulated depreciation		(1,290,203)	(1,190,287)
Total property and equipment, net of accumulated depreciation and amortization		$1,253,705	$1,134,772

As of February 2, 2019 and February 3, 2018, assets, net of accumulated amortization of $23.2 million and $21.0 million, respectively, held under capital leases amounted to approximately $30.3 million and $19.8 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $175.8 million, $163.3 million and $146.3 million, respectively.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recorded impairment charges related to property and equipment of $3.9 million, $1.1 million and $0.8 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Depreciation and amortization of internally developed software amounted to $19.4 million, $18.2 million and $15.4 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

5. Intangible Assets

Intangible assets at February 2, 2019 and February 3, 2018 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	February 2, 2019			February 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000
Favorable leases	$420,537	(256,213)	$164,324	$442,322	$(253,375)	$188,947

Favorable Leases

The total amount of net favorable lease amortization expense during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $26.1 million, $23.3 million and $24.0 million, respectively. The Company recorded impairment charges of $2.9 million, $0.8 million and $1.6 million related to its favorable leases during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

The weighted average amortization period remaining for the Company’s favorable leases is 12.0 years. Amortization expense of favorable leases for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years:	(in thousands)
2019	$21,024
2020	18,477
2021	17,968
2022	16,135
2023	15,251
Thereafter	75,469
Total	$164,324

6. Impairment Charges

Impairment charges recorded during Fiscal 2018, Fiscal 2017 and Fiscal 2016 amounted to $6.8 million, $2.1 million and $2.5 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Additionally, during Fiscal 2018 and Fiscal 2017, a portion of the impairment related to a decline in the appraised fair value of one of the Company’s owned stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 2, 2019	February 3, 2018	January 28, 2017
Favorable leases	$2,894	$836	$1,550
Store fixtures and equipment	878	308	440
Leasehold improvements	195	306	387
Other assets	64	203	73
Buildings	1,262	227	—
Land	1,551	247	—
Total	$6,844	$2,127	$2,450

The Company recorded impairment charges related to store-level assets for eight stores during Fiscal 2018, four stores during Fiscal 2017 and five stores during Fiscal 2016.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial

Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located.   Two of the impaired stores were fully impaired during Fiscal 2018. The remaining six impaired stores were partially impaired during Fiscal 2018. The table below sets forth, by level within the fair value hierarchy, the remaining fair value of the partially-impaired stores as of February 2, 2019:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total	Total Impairment Losses
Land	$—	$—	$3,055	3,055	$1,551
Buildings	—	—	2,036	2,036	1,262
Store fixtures and equipment	—	—	801	801	878
Leasehold improvements	—	—	69	69	195
Favorable leases	—	—	896	896	2,894
Other assets	—	—	41	41	64
Total	$—	$—	$6,898	$6,898	$6,844

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	February 2,	February 3,
	2019	2018
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024 (a)	$956,693	$1,108,913
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—
Capital lease obligations	32,706	21,931
Unamortized deferred financing costs	(2,832)	(3,872)
Total debt	986,567	1,126,972
Less: current maturities	(2,924)	(13,164)
Long term debt, net of current maturities	$983,643	$1,113,808

(a)	Prior to November 2, 2018, the interest rate on the Term B-5 Loans was LIBOR (with a floor of 0.75%) plus 2.50%.

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

On July 29, 2016, BCFWC entered into Amendment No. 5 (the Fifth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Fifth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 2.25% to 1.75% in the case of prime rate loans, and from 3.25% to 2.75% in the case of LIBOR loans, with the LIBOR floor being reduced from 1.00% to 0.75%. The Fifth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-3 Loans with a like aggregate principal amount of Term B-4 Loans. The Term B-4 Loans outstanding under the Term Loan Facility mature on August 13, 2021. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $3.8 million, representing the write-off of $2.5 million and $1.3 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income. Also in connection with the Fifth Amendment, the Company incurred fees of $1.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Consolidated Statements of Income.

On November 17, 2017, BCFWC entered into Amendment No. 6 (the Sixth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Sixth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.75% to 1.50% in the case of prime rate loans, and from 2.75% to 2.50% in the case of LIBOR loans, with the LIBOR floor continuing to be 0.75%. The Sixth Amendment also extended the maturity date from August 13, 2021 to November 17, 2024. The Sixth Amendment was accomplished by replacing the outstanding $1,117.0 million principal amount of Term B-4 Loans with a like aggregate principal amount of Term B-5 Loans. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $2.9 million, representing the write-off of $1.5 million and $1.4 million in deferred financing costs and unamortized original issue discount, respectively, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statements of Income. Also in connection with the Sixth Amendment, the Company incurred fees of $2.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Consolidated Statements of Income.

In June 2018, the Company prepaid $150.0 million on the Term Loan Facility, which offset the mandatory quarterly payments through November 17, 2024. In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized original issue discount and deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income.

On November 2, 2018, BCFWC entered into Amendment No. 7 (the Seventh Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Seventh Amendment, among other things, reduced the interest rate margins applicable to the Company’s term loan facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%. In connection with the execution of the Seventh Amendment, the Company paid fees and expenses, including a fee to each consenting lender equal to 0.125% of the aggregate principal amount of such lender’s loans under the Term Loan Credit Agreement. In accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $0.5 million, representing the write-off of deferred financing costs and unamortized original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income. Also in connection with the Seventh Amendment, the Company incurred fees of $2.4 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Consolidated Statement of Income.

The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of February 2, 2019, the Company’s borrowing rate related to the Term Loan Facility was 4.5%.

ABL Line of Credit

On June 29, 2018, BCFWC entered into Amendment No. 2 (the Second Amendment) to the Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement), governing BCFWC’s existing senior secured asset-based revolving credit facility (the ABL Line of Credit). The Second Amendment, among other things, extended the maturity date from August 13, 2019 to June 29, 2023 and adjusted the pricing grid such that the lower interest rate of 1.25% in the case of LIBOR loans and 0.25% in the case of prime rate loans is applicable so long as the Company maintains at least 40% average daily availability (as opposed to 50%). In connection with its entry into the Second Amendment, and in accordance with Topic No. 470, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of deferred financing costs, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income for the year ended February 2, 2019.

The aggregate amount of commitments under the Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) is $600.0 million (subject to a borrowing base limitation) and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $900.0 million. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR is 1.25% - 1.50% (based on total commitments or borrowing base availability), and the fee on the average daily balance of unused loan commitments is 0.20%. Prior to the Second Amendment, the ABL Line of Credit was collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. In connection with the Second Amendment, the agent and lenders under the ABL Line of Credit agreed to release their second liens on the Company's real estate, but retained their liens on the Company's inventory, receivables, and equipment.

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

At February 2, 2019, the Company had $543.3 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2018 amounted to $265.0 million. Average borrowings during Fiscal 2018 amounted to $83.9 million at an average interest rate of 3.4%.

At February 3, 2018, the Company had $455.8 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2017 amounted to $235.5 million. Average borrowings during Fiscal 2017 amounted to $71.0 million at an average interest rate of 2.7%.

Deferred Financing Costs

The Company had $3.4 million and $2.1 million in deferred financing costs associated with its ABL Line of Credit, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively. In addition, The Company had $2.8 million and $3.9 million of deferred financing costs associated with its Term Loan Facility recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively.

Amortization of deferred financing costs amounted to $1.6 million, $2.5 million and $2.7 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income. During Fiscal 2018, the Company incurred new deferred financing costs of $2.7 million, and wrote off $0.9 million of deferred financing costs as a result of the Seventh Amendment and the Second Amendment.

Amortization expense related to the deferred financing costs as of February 2, 2019 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2019	$1,278
2020	1,249
2021	1,249
2022	1,249
2023	817
Thereafter	386
Total	$6,228

Deferred financing costs have a weighted average amortization period of approximately 5.0 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt and capital lease obligations, as they exist as of February 2, 2019, in each of the next five fiscal years and thereafter are as follows:

	(in thousands)
	Long- Term Debt	Capital Lease Obligations	Total
Fiscal Years:
2019	$—	$2,924	$2,924
2020	—	3,066	3,066
2021	—	3,638	3,638
2022	—	4,094	4,094
2023	—	4,944	4,944
Thereafter	961,415	14,040	975,455
Total	961,415	32,706	994,121
Less: unamortized discount	(4,722)	—	(4,722)
Less: unamortized deferred financing costs	(2,832)	—	(2,832)
Total	953,861	32,706	986,567
Less: current portion	—	(2,924)	(2,924)
Long term debt	$953,861	$29,782	$983,643

The capital lease obligations noted above are exclusive of interest charges of $2.5 million, $2.1 million, $2.0 million, $1.6 million, $1.3 million and $1.8 million for the fiscal years ending February 1, 2020, January 30, 2021, January 29, 2022, January 28, 2023, February 3, 2024 and thereafter, respectively.

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

The Company uses interest rate cap contracts and interest rate swap contracts to manage interest rate risk. The fair value of these contracts are determined using the market standard methodology of discounted future variable cash flows. The variable cash flows of the interest rate cap contracts are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable cash flows of the interest rate swap contract are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise or fall compared to current levels in conjunction with the fixed cash payments. The variable interest rates used in the calculation of projected receipts on the cap and swap contracts are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company’s only derivatives are interest rate cap contracts and interest rate swap contracts that are with separate counterparties and are under separate master netting agreements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of February 2, 2019 and February 3, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On April 24, 2015, the Company entered into two interest rate cap contracts, which were designated as cash flow hedges. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge, and will become effective May 31, 2019.

During Fiscal 2018, the Company’s derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of February 2, 2019, the Company estimates that less than $1.0 million will be reclassified into interest expense during the next twelve months.

As of February 2, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap/Swap Rate	Maturity Date
Interest rate cap contracts	Two	$ 800.0 million	1.00%	May 31, 2019
Interest rate swap contract	One	$ 450.0 million	2.72%	December 29, 2023

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	February 2, 2019		February 3, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Prepaid and other current assets	$2,213	Other assets	$4,543
Interest rate swap contract	Other liabilities	$5,239	N/A	N/A

The following table presents the unrealized gains (losses) deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Cap Contracts:	February 2, 2019	February 3, 2018	January 28, 2017
Unrealized (losses) gains, before taxes	$(4,232)	$3,460	$365
Income tax benefit (expense)	1,152	(1,718)	(145)
Unrealized (losses) gains, net of taxes	$(3,080)	$1,742	$220

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	February 2, 2019	February 3, 2018	January 28, 2017
Interest expense	$1,872	$5,931	$2,622
Income tax expense	(518)	(2,369)	(1,041)
Net income	$1,354	$3,562	$1,581

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2018 and Fiscal 2017.

(in thousands)
Derivative Instruments
Balance at January 28, 2017	$(7,191)
Unrealized gains, net of related taxes of $1.4 million	1,742
Amount reclassified into earnings, net of related taxes of $2.4 million	3,562
Balance at February 3, 2018	$(1,887)
Unrealized losses, net of related tax benefit of $1.2 million	(3,080)
Amount reclassified into earnings, net of related taxes of $0.5 million	1,354
Balance at February 2, 2019	$(3,613)

10. Capital Stock

Common Stock

As of February 2, 2019, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2018, the Company acquired 69,489 shares of common stock from employees for approximately $10.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Programs

On August 16, 2017, the Company’s Board of Directors authorized the repurchase of up to $300 million of common stock, which the Company completed during the fourth quarter of Fiscal 2018. On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of common stock, which is authorized to be executed through August 2020. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During Fiscal 2018, the Company repurchased 1,459,861 shares of common stock for $218.7 million under its share repurchase programs, which was recorded in the line item, “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows. As of February 2, 2019, the Company had $298.4 million remaining under its share repurchase authorization.

11. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
		(53 Weeks)

Basic net income per share
Net income	$414,745	$384,852	$215,873
Weighted average number of common shares – basic	66,812	68,286	70,480
Net income per common share – basic	$6.21	$5.64	$3.06
Diluted net income per share
Net income	$414,745	$384,852	$215,873
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,812	68,286	70,480
Assumed exercise of stock options and vesting of restricted stock	1,867	2,002	1,241
Weighted average number of common shares – diluted	68,679	70,288	71,721
Net income per common share – diluted	$6.04	$5.48	$3.01

Approximately 425,000 shares, 150,000 shares and less than 100,000 shares were excluded from diluted net income per share for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, since their effect was anti-dilutive.

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of February 2, 2019, there were 4,228,635 shares of common stock available for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2018	$113.80	$172.40
Fiscal 2017	$80.91	$110.50
Fiscal 2016	$54.11	$83.83

All awards granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date. With the exception of a special one-time grant of options to purchase shares of common stock to certain members of management made during Fiscal 2013, all options awarded prior to Fiscal 2016 become immediately exercisable upon a change of control; options awarded after Fiscal 2015 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. The vesting of the special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or, in some instances, the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of the special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days.

In May 2013, the Company’s Board of Directors approved a modification to all then outstanding options. The modification, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification resulted in a total of $0.1 million and $0.6 million of incremental compensation expense during Fiscal 2017 and Fiscal 2016, respectively, of which less than $0.1 million and $0.1 million, respectively, are payable in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income. There was no incremental compensation expense as a result of the modification during Fiscal 2018. As of February 2, 2019, the Company does not expect to recognize any additional compensation expense related to the modification.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Type of Non-Cash Stock Compensation		(53 Weeks)
Restricted stock grants (a)	$18,967	$15,864	$8,816
Stock option grants (a)	16,518	11,039	6,636
Stock option modification (b)	—	131	501
Total (c)	$35,485	$27,034	$15,953

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above. Amounts are included in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.

(c)

The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $9.7 million, $2.8 million and $5.6 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

As of February 2, 2019, the Company had 2,337,316 options outstanding to purchase shares of common stock, and there was $35.5 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.5 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2018	2,579,831	$39.79
Options granted	507,456	135.71
Options exercised (a)	(684,011)	23.84
Options forfeited	(65,960)	68.27
Options outstanding, February 2, 2019	2,337,316	$64.48

(a)	Options exercised during Fiscal 2018 had a total intrinsic value of $87.8 million.

The following table summarizes information about the options outstanding and exercisable as of February 2, 2019:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at February 2, 2019	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 2, 2019	Weighted Average Remaining Contractual Life (Years)
$0.79 - $5.02	744,871	4.2	315,871	4.0
$26.96+	1,592,445	8.0	367,906	7.0
	2,337,316		683,777

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,337,316	6.8	$64.48	$251.0

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Company’s initial public offering and the Black Scholes option pricing model subsequent to the date of the initial public offering. The fair value of each stock option granted during Fiscal 2018 was estimated using the following assumptions:

Fiscal Year Ended
February 2,
2019
Risk-free interest rate	2.13% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.92 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$50.80

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2018, Fiscal 2017 and Fiscal 2016, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2018 were all service-based awards. The fair value of each share of restricted stock granted during Fiscal 2018 was based upon the closing price of the Company’s common stock on the grant date. As of February 2, 2019, the Company had 220,000 awards outstanding that cliff vest at the end of the service periods ranging from three years to five years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors before Fiscal 2018 have graded vesting provisions that generally vest in thirds over a three-year period. Awards granted to non-employee members of the Company’s Board of Directors during Fiscal 2018 vest 100% on the first anniversary of the grant date. The remaining awards outstanding as of February 2, 2019 have graded vesting provisions that generally vest in quarters over a four-year-period. Following a change of control, all unvested shares of restricted stock shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 2, 2019, there was approximately $33.8 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.3 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, February 3, 2018	748,894	$66.99
Awards granted	144,215	136.30
Awards vested (a)	(200,763)	64.13
Awards forfeited	(25,504)	90.81
Non-vested awards outstanding, February 2, 2019	666,842	81.93

(a)	Restricted stock awards vested during Fiscal 2018 had a total intrinsic value of $28.9 million.

13. Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Year	Operating Leases(a)	Capital Leases
2019	$383,877	$5,414
2020	405,370	5,120
2021	387,140	5,597
2022	369,068	5,725
2023	346,175	6,291
Thereafter	1,475,301	15,849
Total minimum lease payments	3,366,931	43,996
Amount representing interest	—	(11,290)
Total future minimum lease payments	$3,366,931	$32,706

(a)

Total future minimum lease payments include $278.9 million related to options to extend lease terms that are reasonably assured of being exercised and $622.4 million of minimum lease payments for 76 stores that the Company has committed to open or relocate.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $25.1 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(in thousands)
	Year Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
Rent expense:
Minimum rental payments	$364,637	$340,979	$310,332
Contingent rental payments	6,047	4,734	4,424
Straight-line rent expense	8,469	7,543	2,172
Lease incentives amortization	(34,827)	(32,618)	(32,112)
Amortization of purchased lease rights	844	499	680
Total rent expense(a)	345,170	321,137	285,496
Less all rental income(b)	(6,164)	(6,846)	(7,167)
Total net rent expense	$339,006	$314,291	$278,329

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

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

The Company recorded $9.3 million, $8.4 million and $7.4 million of 401(k) Plan match expense during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

15. Income Taxes

Income before income taxes was as follows for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(in thousands)
	Year Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
Domestic	$503,290	$429,939	$330,106
Foreign	4,294	(959)	3,106
Total income before income taxes	$507,584	$428,980	$333,212

Income tax expense was as follows for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(in thousands)
	Year Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
Current:
Federal	$69,007	$65,824	$104,934
State	19,642	8,824	14,957
Foreign	1,671	207	367
Subtotal	90,320	74,855	120,258
Deferred:
Federal	8,337	(40,839)	1,655
State	(8,409)	9,091	3,399
Foreign	2,591	1,021	(7,973)
Subtotal	2,519	(30,727)	(2,919)
Total Income Tax Expense	$92,839	$44,128	$117,339

The tax rate reconciliations were as follows for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
Tax at statutory rate	21.0%	33.7%	35.0%
State income taxes, net of federal	4.2	3.0	3.0
Excess tax benefit from stock compensation	(5.2)	(4.4)	—
Tax credits	(1.2)	(1.4)	(1.7)
Impact of federal tax reform	—	(21.1)	—
Other	(0.5)	0.5	(1.1)
Effective tax rate	18.3%	10.3%	35.2%

The increase in the effective tax rate was primarily due to a one-time impact of tax reform from the re-measurement of deferred tax liabilities in Fiscal 2017 to reflect the reduction in corporate tax rate from 35% to 21%, partially offset by the reduced federal tax rate in 2018. The 2017 U.S. Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%.

Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot exceed one year. As of February 3, 2018 the Company analyzed the Tax Act and made reasonable estimates of the effects on its Consolidated Financial Statements and tax disclosures. As of February 2, 2019, the Company completed its analysis of the Tax Act and determined there were no material changes from its initial analysis.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 2, 2019		February 3, 2018
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$149,705	$—	$132,793
Deferred rent	19,496	—	18,926	—
Intangibles—long-lived	—	40,918	—	48,397
Intangibles—indefinite-lived	—	65,197	—	65,748
Employee benefit compensation	15,186	—	13,071	—
State net operating losses (net of federal benefit)	12,290	—	12,760	—
Landlord allowances	35,907	—	30,057	—
Tax credits	6,140	—	5,126	—
Other	2,651	—	2,840	—
Valuation allowance	(10,268)	—	(8,376)	—
Total non-current deferred tax assets and liabilities	$81,402	$255,820	$74,404	$246,938
Net deferred tax liability		$174,418		$172,534

As of February 2, 2019, the Company has a deferred tax asset related to net operating losses of $12.3 million, inclusive of $10.4 million of state net operating losses which will expire at various dates between 2019 and 2038 and $1.9 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will begin to expire in 2025. As of February 2, 2019, the Company had tax credit carry-forwards of $6.1 million, inclusive of state tax credit carry-forwards of $4.5 million that will begin to expire in 2022 and $1.6 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of February 3, 2018, the Company had a deferred tax asset related to net operating losses of $12.8 million, inclusive of $10.8 million of state net operating losses, and $2.0 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of February 3, 2018, the Company had tax credit carry-forwards of $5.1 million, inclusive of state tax credit carry-forwards of $3.5 million, and $1.6 million of Puerto Rico AMT credits.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.9 million on state net operating losses and $2.5 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized as a result of Puerto Rico Act 257-2018 enacted in the fourth quarter of 2018. As a result, we have provided for a full valuation allowance of $1.9 million. If our assumptions change and we determine we will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of February 2, 2019 will be recorded to the Company’s Consolidated Statement of Income. As of February 3, 2018, we provided a total valuation allowance of $8.4 million inclusive of $6.0 of valuation allowance related to state net operating losses, and $2.4 million related to tax credit carry-forwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 30, 2016	$10,578
Additions for tax positions of the current year	117
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,270)
Settlements	—
Lapse of statute of limitations	(232)
Balance at January 28, 2017	$9,193
Additions for tax positions of the current year	72
Additions for tax positions of prior years	882
Reduction for tax positions of prior years	(973)
Settlements	—
Lapse of statute of limitations	(101)
Balance at February 3, 2018	$9,073
Additions for tax positions of the current year	18
Additions for tax positions of prior years	698
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(80)
Balance at February 2, 2019	$8,927

As of February 2, 2019, the Company reported total unrecognized benefits of $8.9 million, of which $7.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded an increase of $0.2 million of interest and penalties during Fiscal 2018 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $12.3 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 2, 2019. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

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

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2015 through 2018. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2013 through 2018, with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of February 2, 2019 and February 3, 2018 are summarized below:

	(in thousands)
	Fair Value Measurements at
	February 2,	February 3,
	2019	2018
Level 1
Cash equivalents (including restricted cash)	$22,416	$28,283

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 2, 2019		February 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$956,693	$947,126	$1,108,913	$1,108,913
ABL senior secured revolving facility	—	—	—	—
Total debt	$956,693	$947,126	$1,108,913	$1,108,913

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $56.7 million and $60.0 million as of February 2, 2019 and February 3, 2018, respectively.

Letters of credit outstanding as of February 2, 2019 and February 3, 2018 amounted to $48.9 million and $51.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $7.8 million and $8.1 million at February 2, 2019 and February 3, 2018, respectively, related to certain merchandising agreements. Based on the terms of the Amended ABL Credit Agreement relating to the ABL Line of Credit, the Company had available letters of credit of $543.3 million and $455.8 million as of February 2, 2019 and February 3, 2018, respectively.

Inventory Purchase Commitments

The Company had $928.1 million of purchase commitments related to goods that were not received as of February 2, 2019.

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

	(in thousands, except share data)
Year ended February 2, 2019:	Quarter Ended (1)
	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Net sales	$1,518,446	$1,498,633	$1,634,489	$1,991,483
Gross margin(2)(3)	$625,764	$621,159	$692,480	$835,529
Net income	$82,588	$70,957	$76,849	$184,351
Net income per share—basic(4):
Common stockholders	$1.23	$1.06	$1.15	$2.77
Net income per share—diluted(4):
Common stockholders	$1.20	$1.03	$1.12	$2.70

	(in thousands, except share data)
Year ended February 3, 2018:	Quarter Ended (1)
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Net sales	$1,346,546	$1,363,224	$1,438,167	$1,936,829
Gross margin (2)(3)	$550,150	$555,098	$606,439	$813,921
Net income	$52,368	$46,902	$44,879	$240,703
Net income per share—basic(4):
Common stockholders	$0.76	$0.68	$0.66	$3.58
Net income per share—diluted(4):
Common stockholders	$0.73	$0.66	$0.65	$3.47

(1)	The fiscal quarter ended February 3, 2018 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.
(2)	Gross margin is equal to net sales less cost of sales.
(3)

During the quarterly periods ended February 2, 2019 and February 3, 2018, the Company recorded shortage adjustments of $1.9 million and $1.7 million, respectively, as a result of actual shortage being less than what the Company had estimated throughout the year.

(4)	Quarterly net income per share results may not equal full year amounts due to rounding.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	February 2, 2019	February 3, 2018
	(in thousands)
ASSETS:
Current assets	$38	$144
Investment in subsidiaries	322,672	86,630
Total assets	$322,710	$86,774
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Negative investment in subsidiaries	—	—
Commitments and contingencies	—	—
Total stockholders’ equity	322,710	86,774
Total liabilities and stockholders’ equity	$322,710	$86,774

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Income

	Fiscal Years Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$414,745	$384,852	$215,873
Net income	$414,745	$384,852	$215,873
Total comprehensive income	$414,745	$384,852	$215,873

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Fiscal Years Ended
	February 2, 2019	February 3, 2018 (53 Weeks)	January 28, 2017
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Receipt of dividends	—	—	—
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	—
Offering costs	—	—	—
Receipt of dividends	—	—	—
Payment of dividends	—	—	—
Purchase of treasury shares	(228,874)	(289,777)	(202,371)
Intercompany financing transactions	212,462	280,701	197,910
Proceeds from stock option exercises	16,306	9,173	4,484
Net cash (used in) provided by financing activities	(106)	97	23
(Decrease) increase in cash and cash equivalents	(106)	97	23
Cash and cash equivalents at beginning of period	144	47	24
Cash and cash equivalents at end of period	$38	$144	$47

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company’s ability to pay dividends on Parent Company’s common stock will be limited by restrictions on the ability of Parent Company and its subsidiaries to pay dividends or make distributions under the terms of current and future agreements governing the indebtedness of Parent Company’s subsidiaries. In addition to other baskets under the agreements governing its indebtedness, the Parent Company and its subsidiaries are permitted to make dividends and distributions under the Term Loan Facility so long as there is no event of default and the pro forma consolidated leverage ratio of the Parent Company and its subsidiaries does not exceed 3.50 to 1.00, and under the ABL Line of Credit as long as certain restricted payment conditions are satisfied.

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

Note 2. Dividends

As discussed above, the terms of current and future agreements governing the indebtedness of the Parent Company and its subsidiaries include, or may include, limitations on the ability of such subsidiaries and the Parent Company to pay dividends, subject to certain exceptions set forth in such agreements.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $35.5 million, $27.0 million and $16.0 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended February 2, 2019
Allowance for doubtful accounts	$99	$122	$—	$143	$78
Sales reserves(3)	$3,768	$(19)	$359,711	$354,009	$9,451
Valuation allowances on deferred tax assets	$8,376	$—	$1,892	$—	$10,268
Year ended February 3, 2018
Allowance for doubtful accounts	$262	$411	$—	$574	$99
Sales reserves(3)	$3,419	$(524)	$335,675	$334,802	$3,768
Valuation allowances on deferred tax assets	$7,388	$—	$988	$—	$8,376
Year ended January 28, 2017
Allowance for doubtful accounts	$272	$508	$—	$518	$262
Sales reserves(3)	$3,264	$(230)	$318,214	$317,829	$3,419
Valuation allowances on deferred tax assets	$12,858	$—	$(5,470)	$—	$7,388

Notes:

(1)	Amounts related to sales reserves are charged to net sales and cost of sales, and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.
(3)

During Fiscal 2018, the Company adopted Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve as of February 2, 2019 were $9.5 million and $5.7 million, respectively, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018, the net sales return reserve was $3.8 million and was included in the line “Other current liabilities” on the Company’s Consolidated Balance Sheet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, February 2, 2019. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2019.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 2, 2019, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 2, 2019, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of

Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows, as of and for the fiscal year ended February 2, 2019, of the Company and our report dated March 20, 2019, expressed an unqualified opinion on those financial statements.

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

March 20, 2019

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Executive Officers of the Company,” “Corporate Governance,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2018 fiscal year.

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

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 44 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is set forth on pages 79-82. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 83 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference.

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
10.1.7

Amendment No. 7 to the Credit Agreement, dated November 2, 2018, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factor Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	November 8, 2018
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
10.2.2

Second Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2018, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K (File No. 001-36107)	July 2, 2018
10.2.3†	Consent and Technical Modification Agreement, dated December 3, 2018, by and between Burlington Coat Factory Warehouse Corporation, as lead borrower, and Bank of America, N.A., as administrative agent
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T (File No. 333-137916-110)	April 30, 2010
10.11	Form of Swingline Note.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4 (File No. 333-137916)	October 10, 2006
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
10.52+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after March 2018).

		Annual Report on Form 10-K (File No. 001-36107)	March 20, 2018
21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman, President and Chief Executive Officer

Date: March 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 2019.

Signature	Title

/s/ Thomas A. Kingsbury	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Thomas A. Kingsbury

/s/ Marc Katz	Chief Financial Officer/Principal (Principal Financial Officer)
Marc Katz

/s/ John Crimmins	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
John Crimmins

/s/ Ted English	Director
Ted English

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

/s/ Laura J. Sen	Director
Laura J. Sen

/s/ Jessica Rodriguez	Director
Jessica Rodriguez