Form 10-Q
period 2019-05-04
Burlington Stores, Inc.
filed 2019-06-03
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	BURL	New York Stock Exchange

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

The registrant had 66,366,098 shares of common stock outstanding as of May 4, 2019.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 4,	May 5,
	2019	2018
REVENUES:
Net sales	$1,628,547	$1,518,446
Other revenue	5,647	6,262
Total revenue	1,634,194	1,524,708
COSTS AND EXPENSES:
Cost of sales	961,318	892,682
Selling, general and administrative expenses	517,378	468,348
Costs related to debt amendments	(382)	—
Depreciation and amortization	50,641	50,509
Other income - net	(2,092)	(1,351)
Interest expense	13,371	14,521
Total costs and expenses	1,540,234	1,424,709
Income before income tax expense	93,960	99,999
Income tax expense	16,195	17,411
Net income	$77,765	$82,588

Net income per common share:
Common stock - basic	$1.18	$1.23
Common stock - diluted	$1.15	$1.20
Weighted average number of common shares:
Common stock - basic	66,104	66,983
Common stock - diluted	67,730	68,970

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4,	May 5,
	2019	2018

Net income	$77,765	$82,588
Other comprehensive (loss) income, net of tax:
Interest rate cap contracts:
Net unrealized (losses) gains arising during the period	(3,272)	986
Reclassification into earnings during the period	(185)	657
Other comprehensive (loss) income, net of tax	(3,457)	1,643
Total comprehensive income	$74,308	$84,231

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 4,	February 2,	May 5,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$105,031	$112,274	$83,008
Restricted cash and cash equivalents	21,882	21,882	21,882
Accounts receivable—net	99,461	58,752	82,758
Merchandise inventories	895,813	954,183	786,559
Prepaid and other current assets	129,614	124,809	126,694
Total current assets	1,251,801	1,271,900	1,100,901
Property and equipment—net	1,288,180	1,253,705	1,148,257
Operating lease assets	2,144,757	—	—
Tradenames	238,000	238,000	238,000
Favorable leases—net	941	164,324	183,605
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,191	4,361	6,724
Other assets	90,305	99,818	100,895
Total assets	$5,065,239	$3,079,172	$2,825,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$707,672	$848,561	$726,635
Current operating lease liabilities	273,348	—	—
Other current liabilities	359,818	396,257	351,974
Current maturities of long term debt	3,052	2,924	13,040
Total current liabilities	1,343,890	1,247,742	1,091,649
Long term debt	1,133,385	983,643	1,122,552
Long term operating lease liabilities	2,045,743	—	—
Other liabilities	83,393	346,298	318,367
Deferred tax liabilities	180,280	178,779	181,607
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,332,577 shares, 79,224,669 shares and 78,698,229 shares, respectively;
Outstanding: 66,366,098 shares, 67,145,097 shares and 67,612,407 shares, respectively	7	7	7
Additional paid-in-capital	1,520,244	1,508,996	1,467,726
Accumulated deficit	(182,554)	(260,919)	(593,077)
Accumulated other comprehensive loss	(7,070)	(3,613)	(244)
Treasury stock, at cost	(1,052,079)	(921,761)	(763,141)
Total stockholders' equity	278,548	322,710	111,271
Total liabilities and stockholders' equity	$5,065,239	$3,079,172	$2,825,446

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4,	May 5,
	2019	2018
OPERATING ACTIVITIES
Net income	$77,765	$82,588
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,641	50,509
Amortization of deferred financing costs	330	499
Accretion of long term debt instruments	203	201
Deferred income taxes	2,993	1,721
Non-cash stock compensation expense	9,427	7,023
Non-cash lease expense	4,057	—
Non-cash rent	—	(6,203)
Cash received from landlord allowances	12,213	8,709
Changes in assets and liabilities:
Accounts receivable	(20,170)	(10,377)
Merchandise inventories	57,864	(33,997)
Prepaid and other current assets	(6,028)	(11,559)
Accounts payable	(140,767)	(12,716)
Other current liabilities	2,515	(18,111)
Other long term assets and long term liabilities	3,080	738
Other operating activities	68	1,185
Net cash provided by operating activities	54,191	60,210
INVESTING ACTIVITIES
Cash paid for property and equipment	(83,781)	(60,382)
Net (removal costs) proceeds from sale of property and equipment and assets held for sale	(40)	5,441
Other investing activities	(32)	(3,001)
Net cash (used in) investing activities	(83,853)	(57,942)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	588,300	238,800
Principal payments on long term debt—ABL Line of Credit	(438,300)	(227,000)
Principal payments on long term debt—Term B-5 Loans	—	(2,793)
Purchase of treasury shares	(130,319)	(70,254)
Proceeds from stock option exercises	1,821	3,498
Other financing activities	917	(715)
Net cash provided by (used in) financing activities	22,419	(58,464)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(7,243)	(56,196)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	134,156	161,086
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$126,913	$104,890
Supplemental disclosure of cash flow information:
Interest paid	$12,543	$14,238
Income tax payments - net	$1,179	$343
Non-cash investing activities:
Accrued purchases of property and equipment	$46,702	$35,390

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 4, 2019

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 4, 2019, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 684 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Fiscal 2018 10-K). The balance sheet at February 2, 2019 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2018 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 4, 2019 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2018 10-K, “Summary of Significant Accounting Policies.”

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ending February 1, 2020 (Fiscal 2019) and the prior fiscal year ended February 2, 2019 (Fiscal 2018) both consist of 52 weeks.

Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this ASU as of the beginning of Fiscal 2019.

The Company applied the changes from the new guidance at the adoption date and recognized a cumulative effect adjustment to retained earnings in the period of adoption, as allowed under ASU 2018-11, “Leases: Targeted Improvements.” The Company did not adjust prior periods. The Company made an accounting policy election not to capitalize leases with an initial term of twelve months or less. The Company elected the transition package of practical expedients, which allows the Company to carry forward for its existing leases: i) the historical lease classification as either operating or capital; ii) assessment of whether any expired or existing contracts are or contain leases; and iii) capitalization of initial direct costs. Additionally, the Company elected the practical expedients to not separate lease and non-lease components for both its real estate and non-real estate leases, to not assess whether existing or expired land easements contain a lease, and to employ hindsight when determining lease terms for existing leases on the date of adoption.

As a result of this standard, the Company has recognized approximately $2.1 billion of additional right-of-use assets (current and long-term combined) and approximately $2.3 billion of additional lease liabilities (current and long-term combined) on its consolidated balance sheet as of May 4, 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, the long term portion of straight line rent liability, purchased lease rights and landlord allowances. In addition, the Company also recorded an approximate $0.6 million cumulative-effect adjustment to retained earnings, related to a deferred gain on a previous sale-leaseback transaction that was being recognized into the line item “Other income” over a 13 year period.

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statement of Income for the three months ended May 4, 2019. This guidance did not have a material impact on the Company's liquidity. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.

Pending Accounting Standards

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 4, 2019, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 4, 2019 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three month periods ended May 4, 2019 and May 5, 2018 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Issuance of restricted shares, net of forfeitures of 4,344 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate cap contracts, net of related tax benefit of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	$7	$1,520,244	$(182,554)	$(7,070)	(12,966,479)	$(1,052,079)	$278,548

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774
Net income	—	—	—	82,588	—	—	—	82,588
Stock options exercised	150,502	—	3,498	—	—	—	—	3,498
Shares used for tax withholding	—	—	—	—	—	(47,132)	(6,376)	(6,376)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(488,468)	(63,878)	(63,878)
Issuance of restricted shares, net of forfeitures of 3,318 restricted shares	125,780	—	—	—	—	—	—	—
Stock based compensation	—	—	7,023	—	—	—	—	7,023
Unrealized gains on interest rate cap contracts, net of related taxes of $0.4 million	—	—	—	—	986	—	—	986
Amount reclassified into earnings, net of related taxes of $0.3 million	—	—	—	—	657	—	—	657
Balance at May 5, 2018 (a)	78,698,229	$7	$1,467,726	$(593,077)	$(244)	(11,085,822)	$(763,141)	$111,271

(a)	Amounts may not foot due to rounding.

3. Lease Commitments

The Company’s leases primarily consist of stores, distribution facilities and office space under operating and finance leases that will expire principally during the next 30 years. The leases typically include renewal options at five year intervals and escalation clauses. Lease renewals are only included in the lease liability to the extent that they are reasonably assured of being exercised. The Company’s leases typically provide for contingent rentals based on a percentage of gross sales. Contingent rentals are not included in the lease liability, and they are recognized as variable lease cost when incurred.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2019 (remainder)	$295,937	$4,092
2020	379,430	5,634
2021	359,906	5,646
2022	342,210	5,773
2023	319,513	5,849
2024	279,101	5,677
Thereafter	962,493	10,716
Total future minimum lease payments	2,938,590	43,387
Amount representing interest	(619,499)	(11,136)
Total lease liabilities	2,319,091	32,251
Less: current portion of lease liabilities	(273,348)	(3,052)
Total long term lease liabilities	$2,045,743	$29,199

Weighted average discount rate	5.5%	8.3%
Weighted average remaining lease term (years)	8.6	7.9

The above schedule excludes approximately $467.0 million for 66 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease cost for the period indicated:

(in thousands)
Three Months Ended
May 4, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$973
Interest on lease liabilities (b)	655
Operating lease cost (c)	100,924
Variable lease cost (c)	1,358
Total lease cost	103,910
Less all rental income(d)	(1,240)
Total net rent expense (e)	$102,670

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

(in thousands)
Three Months Ended
May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$96,458
Cash payments for the principal portion of finance lease liabilities (b)	$696
Cash payments for the interest portion of finance lease liabilities (a)	$655
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$177,687

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following is a schedule of net rent expense for the period indicated under Accounting Standards Codification (ASC) 840, “Leases”. Prior periods have not been adjusted for adoption of ASU 2016-02:

(in thousands)
Three Months Ended
May 5, 2018
Rent expense:
Minimum rental payments	$88,088
Contingent rental payments	1,171
Straight-line rent expense	2,737
Lease incentives amortization	(8,951)
Total rent expense(a)	83,045
Less all rental income(b)	(1,854)
Total net rent expense	$81,191

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases would have been as follows:

	(in thousands)
Fiscal Year	Operating Leases	Capital Leases
2019	$383,877	$5,414
2020	405,370	5,120
2021	387,140	5,597
2022	369,068	5,725
2023	346,175	6,291
Thereafter	1,475,301	15,849
Total minimum lease payments	3,366,931	43,996
Amount representing interest	—	(11,290)
Total future minimum lease payments	$3,366,931	$32,706

The above schedule included $278.9 million related to options to extend lease terms that were reasonably assured of being exercised and $622.4 million of minimum lease payments for 76 stores that the Company had committed to open or relocate.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 4,	February 2,	May 5,
	2019	2019	2018
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024 (a)	$956,896	$956,693	$1,106,321
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	150,000	—	11,800
Finance lease obligations	32,251	32,706	21,196
Unamortized deferred financing costs	(2,710)	(2,832)	(3,725)
Total debt	1,136,437	986,567	1,135,592
Less: current maturities	(3,052)	(2,924)	(13,040)
Long term debt, net of current maturities	$1,133,385	$983,643	$1,122,552

(a)	Prior to November 2, 2018, the interest rate on the Term B-5 Loans was LIBOR (with a floor of 0.75%) plus 2.50%.

Term Loan Facility

At May 4, 2019 and May 5, 2018, the Company’s borrowing rate related to its senior secured term loan facility (the Term Loan Facility) was 4.5% and 4.4%, respectively.

ABL Line of Credit

At May 4, 2019, the Company had $393.9 million available under the ABL senior secured revolving facility (the ABL Line of Credit). The maximum borrowings under the facility during the three month period ended May 4, 2019 amounted to $255.0 million. Average borrowings during the three month period ended May 4, 2019 amounted to $147.4 million, at an average interest rate of 3.8%.

At May 5, 2018, the Company had $533.2 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three month period ended May 5, 2018 amounted to $90.0 million. Average borrowings during the three month period ended May 5, 2018 amounted to $28.7 million, at an average interest rate of 3.3%.

5. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with Accounting Standards Codification (ASC) Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. In addition, to comply with the provisions of ASC Topic No. 820, “Fair Value Measurements” (Topic No. 820), credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees. In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company’s only derivatives are interest rate cap contracts that are with separate counterparties and are under separate master netting agreements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of May 4, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that it is not significant. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of May 4, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 4, 2019		February 2, 2019		May 5, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	Prepaid and other current assets	$483	Prepaid and other current assets	$2,213	Other assets	$5,793
Interest rate swap contract	Other liabilities	$9,708	Other liabilities	$5,239	N/A	N/A

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Cap Contracts:	May 4, 2019	May 5, 2018
Unrealized (losses) gains, before taxes	$(4,523)	$1,364
Income tax benefit (expense)	1,251	(378)
Unrealized (losses) gains, net of taxes	$(3,272)	$986

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 4, 2019	May 5, 2018
Interest expense	$(256)	$909
Income tax expense	71	(252)
Net income	$(185)	$657

The Company estimates that approximately $1.3 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)
Derivative Instruments
Balance at February 2, 2019	$(3,613)
Unrealized losses, net of related tax benefit of $1.3 million	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	(185)
Balance at May 4, 2019	$(7,070)

7. Fair Value Measurements

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

Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate cap contracts.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 4, 2019, February 2, 2019 and May 5, 2018 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 4,	February 2,	May 5,
	2019	2019	2018
Level 1
Cash equivalents (including restricted cash)	$22,471	$22,416	$22,393

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 4, 2019		February 2, 2019		May 5, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$956,896	$954,504	$956,693	$947,126	$1,106,321	$1,111,853
ABL senior secured revolving facility	150,000	150,000	—	—	11,800	11,800
Total debt (a)	$1,106,896	$1,104,504	$956,693	$947,126	$1,118,121	$1,123,653
(a)	Finance lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy.

8. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	May 4,	February 2,	May 5,
	2019	2019	2018
Deferred tax asset	$4,191	$4,361	$6,724
Deferred tax liability	180,280	178,779	181,607
Net deferred tax liability	$176,089	$174,418	$174,883

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of May 4, 2019, the Company has a deferred tax asset related to net operating losses of $10.5 million, inclusive of $9.7 million related to state net operating losses that expire at various dates between 2019 and 2038, as well as $0.8 million related to Puerto Rico net operating losses that will expire between 2024 and 2025.

As of May 4, 2019, the Company has a deferred tax asset related to tax credit carry-forwards of $6.2 million, inclusive of $4.6 million of state tax credit carry-forwards, which will begin to expire in 2022, as well as $1.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of May 4, 2019, February 2, 2019 and May 5, 2018, valuation allowances amounted to $9.2 million, $10.3 million and $8.6 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of the benefit of these state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended May 4, 2019, the Company acquired 45,447 shares of common stock from employees for approximately $7.5 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the three month period ended May 4, 2019, the Company repurchased 841,460 shares of its common stock for $122.8 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of May 4, 2019, the Company had $175.6 million remaining under its share repurchase authorization.

10. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended
	May 4,	May 5,
	2019	2018

Basic net income per share
Net income	$77,765	$82,588
Weighted average number of common shares – basic	66,104	66,983
Net income per common share – basic	$1.18	$1.23
Diluted net income per share
Net income	$77,765	$82,588
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,104	66,983
Assumed exercise of stock options and vesting of restricted stock	1,626	1,987
Weighted average number of common shares – diluted	67,730	68,970
Net income per common share – diluted	$1.15	$1.20

Approximately 440,000 shares were excluded from diluted net income per share for the three month period ended May 4, 2019, since their effect was anti-dilutive.

Approximately 220,000 shares were excluded from diluted net income per share for the three month period ended May 5, 2018, since their effect was anti-dilutive.

11. Stock-Based Compensation

As of May 4, 2019, there were 3,504,452 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 4,	May 5,
Type of Non-Cash Stock Compensation	2019	2018
Restricted stock grants (a)	$4,952	$3,984
Stock option grants (a)	4,417	3,039
Performance stock grants (a)	58	-
Total (b)	$9,427	$7,023

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

The amounts presented in the table above exclude taxes. For the three month period ended May 4, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million. For the three month period ended May 5, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.2 million.

Stock Options

Stock option transactions during the three month period ended May 4, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 2, 2019	2,337,316	$64.48
Options granted	220,808	169.59
Options exercised (a)	(110,493)	16.48
Options forfeited	(11,509)	67.58
Options outstanding, May 4, 2019	2,436,122	$76.17

(a)	Options exercised during the three month period ended May 4, 2019 had a total intrinsic value of $15.1 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 4, 2019:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,436,122	7.0	$76.17	$234.7

The fair value of each stock option granted during the three month period ended May 4, 2019 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
May 4,
2019
Risk-free interest rate	2.41% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.69 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.59

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended May 4, 2019, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the three month period ended May 4, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested awards outstanding, February 2, 2019	666,842	$81.93
Awards granted	111,129	169.72
Awards vested (a)	(134,388)	84.17
Awards forfeited	(4,344)	102.15
Non-vested awards outstanding, May 4, 2019	639,239	96.58

(a)	Restricted stock awards vested during the three month period ended May 4, 2019 had a total intrinsic value of $22.3 million.

The fair value of each share of restricted stock granted during Fiscal 2019 was based upon the closing price of the Company’s common stock on the grant date.

Performance Share Units

Beginning in Fiscal 2019, the Company granted performance share units to its senior executives. Vesting of these performance share units is based on pre-established performance goals over a three-year period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made.

Performance share unit transactions during the three month period ended May 4, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-vested units outstanding, February 2, 2019	—	$—
Units granted	75,640	170.08
Non-vested units outstanding, May 4, 2019	75,640	170.08

12. Other Liabilities

As of May 4, 2019, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheet primarily consists of the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.” As of February 2, 2019 and May 5, 2018, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets primarily consists of deferred lease incentives, the excess of straight-line rent expense over actual rental payments, the long term portion of self-insurance reserves and tax liabilities associated with uncertain tax positions.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At February 2, 2019 and May 5, 2018, deferred lease incentives included in the line item “Other liabilities” were $216.2 million and $207.1 million, respectively. As a result of adoption of ASC 2016-02, deferred lease incentives are included in the line item “Long term operating lease liabilities” on the Company’s Condensed Consolidated Balance Sheet as of May 4, 2019. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s lease liabilities.

13. Commitments and Contingencies

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

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $56.0 million, $56.7 million and $55.0 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. Among these arrangements, as of May 4, 2019, February 2, 2019 and May 5, 2018, the Company had letters of credit in the amount of $50.9 million, $48.9 million and $44.5 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $5.1 million, $7.8 million and $10.5 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $393.9 million, $543.3 million and $533.2 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively.

Purchase Commitments

The Company had $1,118.1 million of purchase commitments related to goods that were not received as of May 4, 2019.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

14. Related Parties

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 684 stores as of May 4, 2019, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended May 4, 2019 compared with the three month period ended May 5, 2018 include the following:

•	We generated total revenues of $1,634.2 million compared with $1,524.7 million.
•	Net sales improved $110.1 million to $1,628.5 million. Comparable store sales increased 0.1%.
•

Gross margin as a percentage of net sales decreased to 41.0% compared with 41.2%. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales increased to 31.8% compared with 30.8%.
•	We earned net income of $77.8 million compared with $82.6 million.
•	Adjusted Net Income decreased $1.5 million to $85.5 million.
•	Adjusted EBITDA improved $3.0 million to $167.9 million.
•	Adjusted EBIT decreased $2.3 million to $117.4 million.

Fiscal Year

Fiscal 2019 is defined as the 52-week year ending February 1, 2020. Fiscal 2018 is defined as the 52-week year ending February 2, 2019.

Store Openings, Closings, and Relocations

During the three month period ended May 4, 2019, we opened 17 new stores, inclusive of six relocations, and closed two stores, exclusive of the aforementioned relocations, bringing our store count as of May 4, 2019 to 684 stores, inclusive of an internet store.

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

•

Private Label Credit Card. We have piloted a new private label credit card program. The program has been rolled out to 140 stores, with plans to bring the program to all stores. We believe this program has the potential to deepen customer loyalty, inform customer contact strategies, and drive increases in trip frequency and transaction size.

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

Net income. We earned net income of $77.8 million during the three month period ended May 4, 2019 compared with net income of $82.6 million during the three month period ended May 5, 2018. This decline was primarily driven by an increase in selling, general and administrative expenses, partially offset by our increased gross margin, as well as decreases in income tax expense and interest expense. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease cost; (ii) costs related to debt amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; and (v) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt amendments; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease cost; (vii) costs related to debt amendments; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income does not reflect the following items, net of their tax effect:

•	favorable lease costs;
•	costs related to debt amendments;
•	losses on extinguishment of debt;
•	impairment charges on long-lived assets; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 4, 2019, Adjusted Net Income declined $1.5 million to $85.5 million. This decline was primarily driven by an increase in selling, general and administrative expenses and depreciation and amortization expense, partially offset by our increased gross margin, as well as decreases in income tax expense and interest expense. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended May 4, 2019 compared with the three months ended May 5, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 4,	May 5,
	2019	2018
Reconciliation of net income to Adjusted Net Income:
Net income	$77,765	$82,588
Net favorable lease costs (a)	10,701	5,325
Costs related to debt amendments (b)	(382)	—
Tax effect (c)	(2,597)	(927)
Adjusted Net Income	$85,487	$86,986

(a)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the “Merger Transaction”). As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three months ended May 4, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three months ended May 5, 2018.

(b)	Reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.
(c)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (b).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•	impairment charges on long-lived assets;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 4, 2019, Adjusted EBITDA improved $3.0 million to $167.9 million. These improvements were primarily driven by our increased gross margin, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended May 4, 2019 compared with the three months ended May 5, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 4,	May 5,
	2019	2018
Reconciliation of net income to Adjusted EBITDA:
Net income	$77,765	$82,588
Interest expense	13,371	14,521
Interest income	(205)	(80)
Costs related to debt amendments (a)	(382)	—
Depreciation and amortization (b)	61,180	50,509
Income tax expense	16,195	17,411
Adjusted EBITDA	$167,924	$164,949

(a)	Reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.
(b)

Includes $10.5 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three months ended May 4, 2019. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three months ended May 4, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three months ended May 5, 2018.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	favorable lease cost;
•	impairment charges on long-lived assets;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 4, 2019, Adjusted EBIT declined $2.3 million to $117.4 million. This decline was primarily driven by an increase in selling, general and administrative expenses and depreciation and amortization expense, partially offset by our increased gross margin. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three months ended May 4, 2019 compared with the three months ended May 5, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 4,	May 5,
	2019	2018
Reconciliation of net income to Adjusted EBIT:
Net income	$77,765	$82,588
Interest expense	13,371	14,521
Interest income	(205)	(80)
Costs related to debt amendments (a)	(382)	—
Net favorable lease costs (b)	10,701	5,325
Income tax expense	16,195	17,411
Adjusted EBIT	$117,445	$119,765

(a)	Reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.
(b)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three months ended May 4, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three months ended May 5, 2018.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as merchandise sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. The increase in our comparable store sales was as follows:

Three Months Ended
May 4, 2019	0.1%
May 5, 2018	4.8%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales decreased approximately 20 basis points to 41.0% during the three month period ended May 4, 2019, driven primarily by higher freight costs, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

Inventory. Inventory at May 4, 2019 increased to $895.8 million compared with $786.6 million at May 5, 2018. The increase was primarily related to our pack-and-hold inventory levels, which were 28% of total inventory at the end of the first quarter of Fiscal 2019 compared to 27% at the end of the first quarter of Fiscal 2018. Additionally, the increase related to our 37 net new stores opened from May 5, 2018 through May 4, 2019. Comparable store inventory at the end of the first quarter of Fiscal 2019 increased approximately 5%.

Inventory at February 2, 2019 was $954.2 million. The decrease in inventory from February 2, 2019 reflects the seasonality of our business, partially offset by the inventory required for our nine net new stores opened during the three month period ended May 4, 2019.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate declined approximately 8% for the first quarter of Fiscal 2019 compared with the first quarter of Fiscal 2018.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable sales. Our comparable store inventory turnover rate declined approximately 4% during the first quarter of Fiscal 2019 compared with the first quarter of Fiscal 2018.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.7% during the three month period ended May 4, 2019, compared with 8.5% during the three month period ended May 5, 2018.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $7.2 million during the three months ended May 4, 2019, compared with a decrease of $56.2 million during the three months ended May 5, 2018. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended May 4, 2019 and the three months ended May 5, 2018.

	Percentage of Net Sales
	Three Months Ended
	May 4,	May 5,
	2019	2018
Net sales	100.0%	100.0%
Other revenue	0.3	0.4
Total revenue	100.3	100.4
Cost of sales	59.0	58.8
Selling, general and administrative expenses	31.8	30.8
Costs related to debt amendments	0.0	—
Depreciation and amortization	3.1	3.3
Other income - net	(0.1)	(0.1)
Interest expense	0.8	1.0
Total costs and expenses	94.6	93.8
Income before income tax expense	5.7	6.6
Income tax expense	1.0	1.1
Net income	4.7%	5.5%

Three Month Period Ended May 4, 2019 Compared With the Three Month Period Ended May 5, 2018

Net sales

Net sales improved approximately $110.1 million, or 7.3%, to $1,628.5 million during the three month period ended May 4, 2019, driven primarily by the following:

•	an increase in net sales of $121.5 million from our new and non-comparable stores, and
•	an increase in comparable store sales of $1.1 million, or 0.1%, partially offset by
•	a $12.5 million decrease related to the net impact of permanently closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales increased approximately 20 basis points to 59.0% during the three month period ended May 4, 2019, driven primarily by higher freight costs, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $68.6 million, or 7.7%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 100 basis points during the three month period ended May 4, 2019. The following table details selling, general and administrative expenses for the three month period ended May 4, 2019 compared with the three month period ended May 5, 2018:

	(in millions)
	Three Months Ended
	May 4, 2019	Percentage of Net Sales	May 5, 2018	Percentage of Net Sales	$ Variance	% Change
Store related costs	$341.0	20.9%	$310.7	20.5%	$30.3	9.8%
Product sourcing costs	78.6	4.8	72.1	4.7	6.5	9.0
Corporate costs	50.6	3.1	47.8	3.1	2.8	5.9
Marketing and strategy costs	18.7	1.2	20.7	1.4	(2.0)	(9.7)
Favorable lease cost	10.5	0.7	-	-	10.5	N/A
Other selling, general and administrative expenses	18.0	1.1	17.0	1.1	1.0	5.9
Selling, general and administrative expenses	$517.4	31.8%	$468.3	30.8%	$49.1	10.5%

The increase in selling, general and administrative expenses was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, which resulted in a 65 basis point increase. Additionally, product sourcing costs increased 10 basis points, store payroll increased 20 basis points, and store occupancy costs increased 25 basis points. These increases were partially offset by 20 basis points of leverage in our national television advertising and direct marketing efforts.

Costs related to debt amendments

During Fiscal 2018, we recorded total estimated costs related to debt amendments of $2.5 million, primarily as a result of the repricing of our Term Loan Facility.  During the three month period ended May 4, 2019, we reversed $0.4 million of this estimated expense based on actual expenses incurred.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $50.6 million during the three month period ended May 4, 2019 compared with $50.5 million during the three month period ended May 5, 2018. The increase in depreciation and amortization expense was primarily driven by our new and non-comparable stores, partially offset by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02.

Interest expense

Interest expense improved $1.2 million to $13.4 million. The improvement was primarily driven by the $150 million paydown and repricing of our Term Loan Facility during Fiscal 2018, partially offset by higher interest rates, as well as an increase in the average borrowings on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the three month period ended May 4, 2019 compared with prior year, are summarized in the table below:

	Three Months Ended
	May 4,	May 5,
	2019	2018
Average interest rate – ABL Line of Credit	3.8%	3.3%
Average interest rate – Term Loan Facility	4.5%	4.2%
Average balance – ABL Line of Credit (in millions)	$147.4	$28.7
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,113.1

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $16.2 million during the three month period ended May 4, 2019 compared with $17.4 million during the three month period ended May 5, 2018. The effective tax rate for the three month period ended May 4, 2019 was 17.2% compared with 17.4% during the three month period ended May 5, 2018.

At the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the three month period ended May 4, 2019 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate.

Net income

We earned net income of $77.8 million during the three month period ended May 4, 2019 compared with $82.6 million for the three month period ended May 5, 2018. This decline was primarily driven by an increase in selling, general and administrative expenses, partially offset by our increased gross margin, as well as decreases in income tax expense and interest expense.

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

Cash Flow for the Three Month Period Ended May 4, 2019 Compared With the Three Month Period Ended May 5, 2018

We used $7.2 million of cash flow during the three month period ended May 4, 2019 compared with a use of $56.2 million during the three month period ended May 5, 2018.

Net cash provided by operating activities amounted to $54.2 million during the three month period ended May 4, 2019 compared with $60.2 million during the three month period ended May 5, 2018. The decrease in our operating cash flows was primarily driven by changes in working capital and our decreased operating results.

Net cash used in investing activities was $83.9 million during the three month period ended May 4, 2019 compared with $57.9 million during the three month period ended May 5, 2018. This change was primarily the result of an increase in capital expenditures related to a new distribution center and our store expenditures (new stores, remodels, and other store expenditures).

Net cash provided by financing activities was $22.4 million during the three month period ended May 4, 2019 compared with a use of $58.5 million during the three month period ended May 5, 2018. This change was primarily driven by an increase in the net borrowings on our debt, partially offset by an increase in the value of share repurchases.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at May 4, 2019 of $114.0 million compared with a $12.6 million deficit at May 5, 2018. The decrease in working capital was primarily related to our adoption of ASU 2016-02, which resulted in adding a portion of the new lease liability to current liabilities. This was partially offset by an increase in our merchandise inventories, increase in cash and cash equivalents, decrease in our accounts payable and increase in accounts receivable. We had a working capital deficit at February 2, 2019 of $2.3 million.

Capital Expenditures

For the three month period ended May 4, 2019, cash spend for capital expenditures, net of $12.2 million of landlord allowances, amounted to $71.6 million. We estimate that we will spend approximately $310 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2019, including approximately $155 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $60 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the three month period ended May 4, 2019, we repurchased 841,460 shares of our common stock for $122.8 million, inclusive of commissions, under the share repurchase program. As of May 4, 2019, we had $175.6 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 4, 2019, we opened 17 new stores, inclusive of six relocations, and closed two stores, exclusive of the aforementioned relocations, bringing our store count as of May 4, 2019 to 684 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During Fiscal 2019, we plan to open approximately 50 net new stores, which includes approximately 75 gross new stores, along with approximately 25 store relocations and closings.

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

Debt and Hedging

As of May 4, 2019, our obligations include $956.9 million, inclusive of original issue discount, under our Term Loan Facility and $150.0 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $32.3 million of capital lease obligations as of May 4, 2019.

Term Loan Facility

At May 4, 2019, our borrowing rate related to the Term Loan Facility was 4.5%.

ABL Line of Credit

At May 4, 2019, we had $393.9 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three month period ended May 4, 2019 amounted to $255.0 million. Average borrowings during the three month period ended May 4, 2019 amounted to $147.4 million at an average interest rate of 3.8%.

Hedging

We are hedged on $800 million of our Term Loan Facility through May 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This new interest rate swap, which hedges $450 million of our Term Loan Facility, becomes effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $1,118.1 million of purchase commitments related to goods that were not received as of May 4, 2019. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, “Leases.” The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted this ASU as of the beginning of Fiscal 2019.

We applied the changes from the new guidance at the adoption date and recognized a cumulative effect adjustment to retained earnings in the period of adoption, as allowed under ASU 2018-11, “Leases: Targeted Improvements.” We did not adjust prior periods. We made an accounting policy election not to capitalize leases with an initial term of twelve months or less. We elected the transition package of practical expedients, which allows us to carry forward for our existing leases: i) the historical lease classification as either operating or capital; ii) assessment of whether any expired or existing contracts are or contain leases; and iii) capitalization of initial direct costs. Additionally, we elected the practical expedients to not separate lease and non-lease components, to not assess whether existing or expired land easements contain a lease, and to employ hindsight when determining lease terms for existing leases on the date of adoption.

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “depreciation and amortization” to “selling, general and administrative expenses” on our Condensed Consolidated Statement of Income for the three months ended May 4, 2019. This guidance did not have a material impact on our liquidity.

Other than the lease accounting policy discussed above, our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices by customers; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including tax and trade policies, tariffs and government regulations; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen cyber-related problems or attacks; any unforeseen material loss or casualty; the effect of inflation; regulatory and tax changes; our relationships with employees; the impact of current and future laws and the interpretation of such laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 4, 2019. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 4, 2019.

During the quarter ended May 4, 2019, we enhanced our controls as part of our efforts to adopt ASU 2016-02 – Leases, and all related amendments, related to monitoring the adoption process, implementing controls within our existing IT system to capture, calculate and account for leases, and gathering the necessary data to properly account for leases under the new standard.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 4, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 3, 2019 through March 2, 2019	89,352	$167.10	88,943	$283,564
March 3, 2019 through April 6, 2019	716,185	$142.40	715,716	$181,646
April 7, 2019 through May 4, 2019	81,370	$164.69	36,801	$175,646
Total	886,907		841,460

(1)

The number of shares purchased between February 3, 2019 and March 2, 2019, between March 3, 2019 and April 6, 2019 and between April 7, 2019 and May 4, 2019 include 409 shares, 469 shares and 44,569 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.1	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K (File No. 001-36107)	April 23, 2019
10.2†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

10.3†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

10.4†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

10.5†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

10.6†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

10.7†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 1, 2019).

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Marc Katz
Marc Katz Chief Financial Officer/Principal (Principal Financial Officer)

Date: June 3, 2019