Form 10-Q
period 2019-08-03
Burlington Stores, Inc.
filed 2019-08-29
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

The registrant had 66,270,608 shares of common stock outstanding as of August 3, 2019.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
REVENUES:
Net sales	$1,656,363	$1,498,633	$3,284,910	$3,017,079
Other revenue	5,659	6,109	11,306	12,371
Total revenue	1,662,022	1,504,742	3,296,216	3,029,450
COSTS AND EXPENSES:
Cost of sales	970,421	877,474	1,931,739	1,770,156
Selling, general and administrative expenses	531,843	479,077	1,049,221	947,424
Costs related to debt amendments	7	79	(375)	79
Depreciation and amortization	52,261	56,923	102,902	107,432
Other income - net	(1,663)	(4,022)	(3,754)	(5,372)
Loss on extinguishment of debt	—	1,361	—	1,361
Interest expense	13,435	14,581	26,805	29,103
Total costs and expenses	1,566,304	1,425,473	3,106,538	2,850,183
Income before income tax expense	95,718	79,269	189,678	179,267
Income tax expense	11,151	8,312	27,346	25,723
Net income	$84,567	$70,957	$162,332	$153,544

Net income per common share:
Common stock - basic	$1.28	$1.06	$2.46	$2.29
Common stock - diluted	$1.26	$1.03	$2.40	$2.23
Weighted average number of common shares:
Common stock - basic	65,918	66,890	66,011	66,937
Common stock - diluted	67,274	68,769	67,502	68,870

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018

Net income	$84,567	$70,957	$162,332	$153,544
Other comprehensive (loss) income, net of tax:
Interest rate cap contracts:
Net unrealized (losses) gains arising during the period	(10,222)	(14)	(13,494)	972
Reclassification into earnings during the period	150	360	(35)	1,017
Other comprehensive (loss) income, net of tax	(10,072)	346	(13,529)	1,989
Total comprehensive income	$74,495	$71,303	$148,803	$155,533

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 3,	February 2,	August 4,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$97,207	$112,274	$89,585
Restricted cash and cash equivalents	21,882	21,882	21,882
Accounts receivable—net	98,201	58,752	71,026
Merchandise inventories	823,787	954,183	843,926
Prepaid and other current assets	144,832	124,809	147,574
Total current assets	1,185,909	1,271,900	1,173,993
Property and equipment—net	1,317,562	1,253,705	1,178,989
Operating lease assets	2,160,828	—	—
Tradenames	238,000	238,000	238,000
Favorable leases—net	829	164,324	178,448
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,125	4,361	6,496
Other assets	92,120	99,818	107,631
Total assets	$5,046,437	$3,079,172	$2,930,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$690,597	$848,561	$761,658
Current operating lease liabilities	277,411	—	—
Other current liabilities	344,584	396,257	355,676
Current maturities of long term debt	3,176	2,924	2,755
Total current liabilities	1,315,768	1,247,742	1,120,089
Long term debt	1,079,775	983,643	1,155,671
Long term operating lease liabilities	2,069,613	—	—
Other liabilities	94,601	346,298	320,343
Deferred tax liabilities	171,543	178,779	181,225
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,605,368 shares, 79,224,669 shares and 78,950,536 shares, respectively;
Outstanding: 66,270,608 shares, 67,145,097 shares and 67,550,710 shares, respectively	7	7	7
Additional paid-in-capital	1,545,185	1,508,996	1,485,418
Accumulated deficit	(97,987)	(260,919)	(522,120)
Accumulated other comprehensive (loss) income	(17,142)	(3,613)	102
Treasury stock, at cost	(1,114,926)	(921,761)	(810,114)
Total stockholders' equity	315,137	322,710	153,293
Total liabilities and stockholders' equity	$5,046,437	$3,079,172	$2,930,621

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 3,	August 4,
	2019	2018
OPERATING ACTIVITIES
Net income	$162,332	$153,544
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	102,902	107,432
Amortization of deferred financing costs	641	929
Accretion of long term debt instruments	406	383
Deferred income taxes	(1,817)	1,434
Non-cash loss on extinguishment of debt	—	1,361
Non-cash stock compensation expense	20,974	16,749
Non-cash lease expense	7,318	—
Non-cash rent	—	(12,663)
Cash received from landlord allowances	23,427	14,477
Changes in assets and liabilities:
Accounts receivable	(22,754)	(6,497)
Merchandise inventories	129,890	(91,363)
Prepaid and other current assets	(21,729)	(27,374)
Accounts payable	(158,675)	25,180
Other current liabilities	(16,189)	(27,417)
Other long term assets and long term liabilities	1,829	7,921
Other operating activities	868	2,211
Net cash provided by operating activities	229,423	166,307
INVESTING ACTIVITIES
Cash paid for property and equipment	(163,480)	(121,966)
Lease acquisition costs	(459)	(8,543)
Proceeds from insurance recoveries related to property and equipment	—	2,147
Other investing activities	(44)	3,178
Net cash (used in) investing activities	(163,983)	(125,184)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,053,500	694,100
Principal payments on long term debt—ABL Line of Credit	(956,600)	(523,800)
Principal payments on long term debt—Term B-5 Loans	—	(152,808)
Purchase of treasury shares	(193,165)	(117,227)
Proceeds from stock option exercises	15,216	11,464
Other financing activities	542	(2,471)
Net cash (used in) financing activities	(80,507)	(90,742)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(15,067)	(49,619)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	134,156	161,086
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$119,089	$111,467
Supplemental disclosure of cash flow information:
Interest paid	$25,461	$27,380
Income tax payments - net	$70,628	$53,588
Non-cash investing activities:
Accrued purchases of property and equipment	$47,754	$43,159
Acquisition of finance leases	$-	$13,538

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 3, 2019

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 3, 2019, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 691 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Fiscal 2018 10-K). The balance sheet at February 2, 2019 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2018 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 3, 2019 are not necessarily indicative of results for the fiscal year.

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

Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, “Leases” (ASU 2016-02). The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this ASU as of the beginning of Fiscal 2019.

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

As a result of this standard, the Company has recognized approximately $2.2 billion of additional right-of-use assets and approximately $2.3 billion of additional lease liabilities (current and long-term combined) on its Condensed Consolidated Balance Sheet as of August 3, 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, the long term portion of straight line rent liability, purchased lease rights and landlord allowances. In addition, the Company also recorded an approximate $0.6 million cumulative-effect adjustment to retained earnings, related to a deferred gain on a previous sale-leaseback transaction that was being recognized into the line item “Other income” over a 13 year period.

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. This guidance did not have a material impact on the Company's liquidity. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.

Pending Accounting Standards

Intangible Assets

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. This ASU will be effective for the Company as of the beginning of the fiscal year ending January 30, 2021 (Fiscal 2020). Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six month periods ended August 3, 2019, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 3, 2019 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and six month periods ended August 3, 2019 and August 4, 2018 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Forfeiture of restricted shares, net of issuance of 1,759 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate cap contracts, net of related tax benefit of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	$7	$1,520,244	$(182,554)	$(7,070)	(12,966,479)	$(1,052,079)	$278,548
Net income	—	—	—	84,567	—	—	—	84,567
Stock options exercised	280,955	—	13,394	—	—	—	—	13,394
Shares used for tax withholding	—	—	—	—	—	(67,539)	(11,521)	(11,521)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(300,742)	(51,326)	(51,326)
Forfeiture of restricted shares	(8,164)	—	—	—	—	—	—	—
Stock based compensation	—	—	11,547	—	—	—	—	11,547
Unrealized losses on interest rate cap contracts, net of related tax benefit of $3.9 million	—	—	—	—	(10,222)	—	—	(10,222)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	150	—	—	150
Balance at August 3, 2019	79,605,368	$7	$1,545,185	$(97,987)	$(17,142)	(13,334,760)	$(1,114,926)	$315,137

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Total
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774
Net income	—	—	—	82,588	—	—	—	82,588
Stock options exercised	150,502	—	3,498	—	—	—	—	3,498
Shares used for tax withholding	—	—	—	—	—	(47,132)	(6,376)	(6,376)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(488,468)	(63,878)	(63,878)
Issuance of restricted shares, net of forfeitures of 3,318 restricted shares	125,780	—	—	—	—	—	—	—
Stock based compensation	—	—	7,023	—	—	—	—	7,023
Unrealized gains on interest rate cap contracts, net of related taxes of $0.4 million	—	—	—	—	986	—	—	986
Amount reclassified into earnings, net of related taxes of $0.3 million	—	—	—	—	657	—	—	657
Balance at May 5, 2018 (a)	78,698,229	$7	$1,467,726	$(593,077)	$(244)	(11,085,822)	$(763,141)	$111,271
Net income	—	—	—	70,957	—	—	—	70,957
Stock options exercised	245,854	—	7,966	—	—	—	—	7,966
Shares used for tax withholding	—	—	—	—	—	(3,208)	(410)	(410)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(310,796)	(46,563)	(46,563)
Issuance of restricted shares, net of forfeitures of 5,579 restricted shares	6,453	—	—	—	—	—	—	—
Stock based compensation	—	—	9,726	—	—	—	—	9,726
Unrealized gains on interest rate cap contracts, net of related taxes of less than $0.1 million	—	—	—	—	(14)	—	—	(14)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	360	—	—	360
Balance at August 4, 2018 (a)	78,950,536	$7	$1,485,418	$(522,120)	$102	(11,399,826)	$(810,114)	$153,293

(a)	Amounts may not foot due to rounding.

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2019 (remainder)	$200,861	$2,741
2020	391,700	5,634
2021	370,278	5,646
2022	353,565	5,773
2023	331,688	5,849
2024	292,481	5,677
Thereafter	1,029,604	10,716
Total future minimum lease payments	2,970,177	42,036
Amount representing interest	(623,153)	(10,495)
Total lease liabilities	2,347,024	31,541
Less: current portion of lease liabilities	(277,411)	(3,176)
Total long term lease liabilities	$2,069,613	$28,365

Weighted average discount rate	5.5%	8.3%
Weighted average remaining lease term (years)	8.5	7.7

The above schedule excludes approximately $550.5 million for 80 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended	Six Months Ended
	August 3, 2019	August 3, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$972	$1,945
Interest on lease liabilities (b)	641	1,296
Operating lease cost (c)	101,504	202,428
Variable lease cost (c)	1,663	3,021
Total lease cost	104,780	208,690
Less all rental income(d)	(1,233)	(2,473)
Total net rent expense (e)	$103,547	$206,217

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

(in thousands)
Six Months Ended
August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$198,287
Cash payments for the principal portion of finance lease liabilities (b)	$1,407
Cash payments for the interest portion of finance lease liabilities (a)	$1,296
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$273,030

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following is a schedule of net rent expense for the periods indicated under Accounting Standards Codification (ASC) 840, “Leases.” Prior periods have not been adjusted for adoption of ASU 2016-02:

	(in thousands)
	Three Months Ended	Six Months Ended
	August 4, 2018	August 4, 2018
Rent expense:
Minimum rental payments	$90,296	$178,384
Contingent rental payments	1,296	2,467
Straight-line rent expense	1,685	4,422
Lease incentives amortization	(8,271)	(17,222)
Total rent expense(a)	85,006	168,051
Less all rental income(b)	(1,674)	(3,528)
Total net rent expense	$83,332	$164,523

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(b)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.

As previously disclosed in the Company’s Fiscal 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases as of February 2, 2019 would have been as follows:

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

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 3,	February 2,	August 4,
	2019	2019	2018
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024 (a)	$957,099	$956,693	$957,179
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	96,900	—	170,300
Finance lease obligations	31,541	32,706	34,058
Unamortized deferred financing costs	(2,589)	(2,832)	(3,111)
Total debt	1,082,951	986,567	1,158,426
Less: current maturities	(3,176)	(2,924)	(2,755)
Long term debt, net of current maturities	$1,079,775	$983,643	$1,155,671

(a)	Prior to November 2, 2018, the interest rate on the Term B-5 Loans was LIBOR (with a floor of 0.75%) plus 2.50%.

Term Loan Facility

At August 3, 2019 and August 4, 2018, the Company’s interest rate related to its senior secured term loan facility (the Term Loan Facility) was 4.3% and 4.6%, respectively.

ABL Line of Credit

At August 3, 2019, the Company had $428.6 million available under the ABL senior secured revolving facility (the ABL Line of Credit). The maximum borrowings under the facility during the three and six month periods ended August 3, 2019 amounted to $245.0 million and $255.0 million, respectively. Average borrowings during the three and six month periods ended August 3, 2019 amounted to $146.0 million and $146.7 million, respectively, at average interest rates of 3.7% in both periods.

At August 4, 2018, the Company had $367.9 million available under the ABL Line of Credit. The maximum borrowings under the facility during the three and six month periods ended August 4, 2018 amounted to $255.0 million for both periods. Average borrowings during the three and six month periods ended August 4, 2018 amounted to $115.0 million and $71.8 million, respectively, at an average interest rate of 3.3% in both periods.

5. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. In addition, to comply with the provisions of ASC Topic No. 820, “Fair Value Measurements” (Topic No. 820), credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees. In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting, because the Company has only one derivative.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of August 3, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that it is not significant. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

As of August 3, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 3, 2019		February 2, 2019		August 4, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	N/A	Prepaid and other current assets	$2,213	Prepaid and other current assets	$5,065
Interest rate swap contract	Other liabilities	$23,703	Other liabilities	$5,239	N/A	N/A

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Unrealized (losses) gains, before taxes	$(14,133)	$(20)	$(18,656)	$1,344
Income tax benefit (expense)	3,911	6	5,162	(372)
Unrealized (losses) gains, net of taxes	$(10,222)	$(14)	$(13,494)	$972

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest expense	$200	$498	$(56)	$1,406
Income tax expense	(50)	(138)	21	(389)
Net income	$150	$360	$(35)	$1,017

The Company estimates that approximately $4.3 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)
Derivative Instruments
Balance at February 2, 2019	$(3,613)
Unrealized losses, net of related tax benefit of $5.2 million	(13,494)
Amount reclassified into earnings, net of related taxes of less than $0.1 million	(35)
Balance at August 3, 2019	$(17,142)

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

Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate swap contract.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 3, 2019, February 2, 2019 and August 4, 2018 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 3,	February 2,	August 4,
	2019	2019	2018
Level 1
Cash equivalents (including restricted cash)	$22,527	$22,416	$22,437

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 3, 2019		February 2, 2019		August 4, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$957,099	$959,791	$956,693	$947,126	$957,179	$958,974
ABL Line of Credit	96,900	96,900	—	—	170,300	170,300
Total debt (a)	$1,053,999	$1,056,691	$956,693	$947,126	$1,127,479	$1,129,274
(a)	Finance lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy.

8. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	August 3,	February 2,	August 4,
	2019	2019	2018
Deferred tax asset	$4,125	$4,361	$6,496
Deferred tax liability	171,543	178,779	181,225
Net deferred tax liability	$167,418	$174,418	$174,729

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of August 3, 2019, the Company has a deferred tax asset related to net operating losses of $10.2 million, inclusive of $9.4 million related to state net operating losses that expire at various dates between 2019 and 2038, as well as $0.8 million related to Puerto Rico net operating losses that will expire between 2024 and 2025.

As of August 3, 2019, the Company has a deferred tax asset related to tax credit carry-forwards of $6.2 million, inclusive of $4.6 million of state tax credit carry-forwards, which will begin to expire in 2022, as well as $1.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of August 3, 2019, February 2, 2019 and August 4, 2018, valuation allowances amounted to $9.2 million, $10.3 million and $8.4 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended August 3, 2019, the Company acquired 112,986 shares of common stock from employees for approximately $19.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the six month period ended August 3, 2019, the Company repurchased 1,142,202 shares of its common stock for $174.1 million, inclusive of commissions, under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of August 3, 2019, the Company had $124.3 million remaining under its share repurchase authorization.

During the third quarter of Fiscal 2019, the Company’s Board of directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018

Basic net income per share
Net income	$84,567	$70,957	$162,332	$153,544
Weighted average number of common shares – basic	65,918	66,890	66,011	66,937
Net income per common share – basic	$1.28	$1.06	$2.46	$2.29
Diluted net income per share
Net income	$84,567	$70,957	$162,332	$153,544
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,918	66,890	66,011	66,937
Assumed exercise of stock options and vesting of restricted stock	1,356	1,879	1,491	1,933
Weighted average number of common shares – diluted	67,274	68,769	67,502	68,870
Net income per common share – diluted	$1.26	$1.03	$2.40	$2.23

Approximately 600,000 and 500,000 shares were excluded from diluted net income per share for the three and six month periods ended August 3, 2019, respectively, since their effect was anti-dilutive.

Approximately 500,000 and 360,000 shares were excluded from diluted net income per share for the three and six month periods ended August 4, 2018, respectively, since their effect was anti-dilutive.

11. Stock-Based Compensation

As of August 3, 2019, there were 3,513,348 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
Type of Non-Cash Stock Compensation	2019	2018	2019	2018
Restricted stock grants (a)	$5,591	$5,090	$10,543	$9,074
Stock option grants (a)	4,767	4,636	9,184	7,675
Performance stock grants (a)	1,189	—	1,247	—
Total (b)	$11,547	$9,726	$20,974	$16,749

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

The amounts presented in the table above exclude taxes. For the three and six month periods ended August 3, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.9 million and $5.2 million, respectively. For the three and six month periods ended August 4, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $4.1 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 3, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 2, 2019	2,337,316	$64.48
Options granted	223,409	169.60
Options exercised (a)	(391,448)	38.87
Options forfeited	(35,557)	102.08
Options outstanding, August 3, 2019	2,133,720	$79.56

(a)	Options exercised during the six month period ended August 3, 2019 had a total intrinsic value of $47.5 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 3, 2019:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	2,133,720	6.9	$79.56	$207.5

The fair value of each stock option granted during the six month period ended August 3, 2019 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
August 3,
2019
Risk-free interest rate	2.41% - 3.00%
Expected volatility	32% - 34%
Expected life (years)	5.69 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.60

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended August 3, 2019, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the six month period ended August 3, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 2, 2019	666,842	$81.93
Awards granted	119,824	168.81
Awards vested (a)	(301,626)	66.76
Awards forfeited	(15,228)	114.31
Non-vested awards outstanding, August 3, 2019	469,812	112.77

(a)	Restricted stock awards vested during the six month period ended August 3, 2019 had a total intrinsic value of $50.7 million.

The fair value of each share of restricted stock granted during Fiscal 2019 was based upon the closing price of the Company’s common stock on the grant date.

Performance Share Units

Beginning in Fiscal 2019, the Company granted performance share units to its senior executives. Vesting of these performance share units is based on pre-established EBIT margin expansion and sales CAGR goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition to the performance conditions, each performance share unit cliff vests at the end of a three-year service period.

Performance share unit transactions during the six month period ended August 3, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 2, 2019	—	$—
Units granted	75,640	170.08
Awards forfeited	(707)	170.08
Non-vested units outstanding, August 3, 2019	74,933	170.08

12. Other Liabilities

As of August 3, 2019, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheet primarily consists of the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.” As of February 2, 2019 and August 4, 2018, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets primarily consists of deferred lease incentives, the excess of straight-line rent expense over actual rental payments, the long term portion of self-insurance reserves and tax liabilities associated with uncertain tax positions.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At February 2, 2019 and August 4, 2018, deferred lease incentives included in the line item “Other liabilities” were $216.2 million and $199.1 million, respectively. As a result of adoption of ASC 2016-02, deferred lease incentives are included in the line item “Operating lease assets” on the Company’s Condensed Consolidated Balance Sheet as of August 3, 2019. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s lease liabilities.

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

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $74.5 million, $56.7 million and $60.0 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. Among these arrangements, as of August 3, 2019, February 2, 2019 and August 4, 2018, the Company had letters of credit in the amount of $50.9 million, $48.9 million and $44.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $23.6 million, $7.8 million and $15.6 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $428.6 million, $543.3 million and $367.9 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively.

Purchase Commitments

The Company had $1,173.5 million of purchase commitments related to goods that were not received as of August 3, 2019.

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

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results or other events may differ materially from those anticipated in these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 691 stores as of August 3, 2019, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended August 3, 2019 compared with the three month period ended August 4, 2018 include the following:

•	We generated total revenues of $1,662.0 million compared with $1,504.7 million.
•	Net sales improved $157.7 million to $1,656.4 million. Comparable store sales increased 3.8%.
•

Gross margin as a percentage of net sales remained consistent at 41.4%. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

•	Selling, general and administrative expenses as a percentage of net sales increased to 32.1% compared with 32.0%.
•	We earned net income of $84.6 million compared with net income of $71.0 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”) improved $12.6 million to $91.4 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”) improved $18.2 million to $170.3 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”) improved $13.4 million to $118.2 million.

Highlights from the six month period ended August 3, 2019 compared with the six month period ended August 4, 2018 include the following:

•	We generated total revenues of $3,296.2 million compared with $3,029.5 million.
•	Net sales improved $267.8 million to $3,284.9 million. Comparable store sales increased 1.9%.
•

Gross margin as a percentage of net sales decreased to 41.2% compared with 41.3%. Product sourcing costs, which are included in selling, general and administrative expenses, remained flat as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales increased to 31.9% compared with 31.4%.
•	We earned net income of $162.3 million compared with $153.5 million.
•	Adjusted Net Income improved $11.1 million to $176.9 million.
•	Adjusted EBITDA improved $21.2 million to $338.3 million.

•	Adjusted EBIT improved $11.1 million to $235.6 million.

Fiscal Year

Fiscal 2019 is defined as the 52-week year ending February 1, 2020. Fiscal 2018 is defined as the 52-week year ending February 2, 2019.

Store Openings, Closings, and Relocations

During the six month period ended August 3, 2019, we opened 27 new stores, inclusive of seven relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of August 3, 2019 to 691 stores, inclusive of an internet store.

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

•

Private Label Credit Card. We have piloted a new private label credit card program. The program has been rolled out to all our stores in the Continental United States, with plans to bring the program to our Puerto Rico stores and our e-commerce site. We believe this program has the potential to deepen customer loyalty, inform customer contact strategies, and drive increases in trip frequency and transaction size.

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

•

Enhance Purchasing Power. We believe that increasing our store footprint and expanding our West Coast buying office provides us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

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

Net income. We earned net income of $84.6 million during the three month period ended August 3, 2019 compared with $71.0 million during the three month period ended August 4, 2018. We earned net income of $162.3 million during the six month period ended August 3, 2019 compared with $153.5 million during the six month period ended August 4, 2018. These improvements were primarily driven by our increased gross margin, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt amendments; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT, because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from what we consider to be our core operating results are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare core operating results between past and future periods.

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

During the three and six months ended August 3, 2019, Adjusted Net Income improved $12.6 million to $91.4 million and $11.1 million to $176.9 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended August 3, 2019 compared with the three and six months ended August 4, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted Net Income:
Net income	$84,567	$70,957	$162,332	$153,544
Net favorable lease costs (a)	9,205	9,551	19,907	14,876
Costs related to debt amendments (b)	7	79	(375)	79
Loss on extinguishment of debt (c)	—	1,361	—	1,361
Tax effect (d)	(2,333)	(3,078)	(4,931)	(3,998)
Adjusted Net Income	$91,446	$78,870	$176,933	$165,862

(a)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the “Merger Transaction”). As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three and six months ended August 4, 2018.

(b)

Represents costs incurred in connection with review of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our senior secured term loan facility (the Term Loan Facility) in Fiscal 2018.

(c)

Amounts relate to a $150.0 million prepayment on the Term Loan Facility, as well as an amendment to our Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement).

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

During the three and six months ended August 3, 2019, Adjusted EBITDA improved $18.2 million to $170.3 million and $21.2 million to $338.3 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended August 3, 2019 compared with the three and six months ended August 4, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted EBITDA:
Net income	$84,567	$70,957	$162,332	$153,544
Interest expense	13,435	14,581	26,805	29,103
Interest income	(189)	(110)	(393)	(189)
Loss on extinguishment of debt (a)	—	1,361	—	1,361
Costs related to debt amendments (b)	7	79	(375)	79
Depreciation and amortization (c)	61,355	56,923	122,535	107,432
Income tax expense	11,151	8,312	27,346	25,723
Adjusted EBITDA	$170,326	$152,103	$338,250	$317,053

(a)	Amounts relate to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)	Represents costs incurred in connection with review of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.
(c)

Includes $9.1 million and $19.6 million, respectively, of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three and six months ended August 4, 2018.

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

During the three and six months ended August 3, 2019, Adjusted EBIT improved $13.4 million to $118.2 million and $11.1 million to $235.6 million, respectively. These improvements were primarily driven by our improved gross margin, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and six months ended August 3, 2019 compared with the three and six months ended August 4, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted EBIT:
Net income	$84,567	$70,957	$162,332	$153,544
Interest expense	13,435	14,581	26,805	29,103
Interest income	(189)	(110)	(393)	(189)
Loss on extinguishment of debt (a)	—	1,361	—	1,361
Costs related to debt amendments (b)	7	79	(375)	79
Net favorable lease costs (c)	9,205	9,551	19,907	14,876
Income tax expense	11,151	8,312	27,346	25,723
Adjusted EBIT	$118,176	$104,731	$235,622	$224,497

(a)	Amounts relate to a $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)	Represents costs incurred in connection with review of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statement of Income for the three and six months ended August 4, 2018.

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

	Three Months Ended	Six Months Ended
August 3, 2019	3.8%	1.9%
August 4, 2018	2.9%	3.8%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales remained consistent at 41.4% during the three month period ended August 3, 2019, compared with three month period ended August 4, 2018. Increased merchandise margin was offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales. Gross margin as a percentage of net sales decreased approximately 10 basis points to 41.2% during the six month period ended August 3, 2019, compared with the six month period ended August 4, 2018, driven primarily by higher freight costs, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, remained flat as a percentage of net sales.

Inventory. Inventory at August 3, 2019 decreased to $823.8 million compared with $843.9 million at August 4, 2018. The decrease was primarily related to an approximately 7% decrease in comparable store inventory at the end of the second quarter of Fiscal 2019, as well as a decrease in short stay inventory. These decreases were partially offset by our 40 net new stores opened from August 4, 2018 through August 3, 2019 and our pack-and-hold inventory levels, which were 29% of total inventory at the end of the second quarter of Fiscal 2019 compared to 26% at the end of the second quarter of Fiscal 2018.

Inventory at February 2, 2019 was $954.2 million. The decrease in inventory is primarily due to our high starting position at February 2, 2019, resulting from the acceleration of receipts in the fourth quarter of Fiscal 2018. This decrease was partially offset by the inventory required for our 16 net new stores opened during the six month period ended August 3, 2019.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate declined approximately 7% for the second quarter of Fiscal 2019 compared with the second quarter of Fiscal 2018.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable store sales. Our comparable store inventory turnover rate improved approximately 2% during the second quarter of Fiscal 2019 compared with the second quarter of Fiscal 2018.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.0% and 8.9% during the three and six month periods ended August 3, 2019, respectively, compared with 9.1% and 8.8%, respectively, during the three and six month periods ended August 4, 2018.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $15.1 million during the six months ended August 3, 2019, compared with a decrease of $49.6 million during the six months ended August 4, 2018. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended August 3, 2019 and the three and six months ended August 4, 2018.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.3	0.4	0.3	0.4
Total revenue	100.3	100.4	100.3	100.4
Cost of sales	58.6	58.6	58.8	58.7
Selling, general and administrative expenses	32.1	32.0	31.9	31.4
Costs related to debt amendments	0.0	0.0	0.0	0.0
Depreciation and amortization	3.1	3.8	3.1	3.6
Other income - net	(0.1)	(0.3)	(0.1)	(0.2)
Loss on extinguishment of debt	—	0.1	—	0.0
Interest expense	0.8	1.0	0.8	1.0
Total costs and expenses	94.5	95.2	94.5	94.5
Income before income tax expense	5.8	5.2	5.8	5.9
Income tax expense	0.7	0.6	0.8	0.9
Net income	5.1%	4.6%	5.0%	5.0%

Three Month Period Ended August 3, 2019 Compared With the Three Month Period Ended August 4, 2018

Net sales

Net sales improved approximately $157.7 million, or 10.5%, to $1,656.4 million during the second quarter of Fiscal 2019, driven by the following:

•	an increase in net sales of $115.1 million from our new and non-comparable stores, and
•	an increase in comparable store sales of $55.1 million, to $1,503.0 million; partially offset by
•	a $12.5 million decrease related to the net impact of closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales remained consistent at 58.6% during the second quarter of Fiscal 2019, driven primarily by increased merchandise margin, which was offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $92.9 million, or 10.6%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 10 basis points for the second quarter of Fiscal 2019. The following table details selling, general and administrative expenses for the three month period ended August 3, 2019 compared with the three month period ended August 4, 2018. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Three Months Ended
	August 3,	Percentage of	August 4,	Percentage of
	2019	Net Sales	2018	Net Sales	$ Variance	% Change
Store related costs	$355.5	21.6%	$326.3	21.8%	$29.2	8.9%
Product sourcing costs	82.2	4.9	75.6	5.0	6.6	8.7
Corporate costs	55.4	3.3	49.9	3.3	5.5	11.0
Marketing and strategy costs	9.8	0.6	9.8	0.7	—	0.0
Favorable lease cost	9.1	0.5	—	—	9.1	N/A
Other selling, general and administrative expenses	19.8	1.2	17.5	1.2	2.3	13.1
Selling, general and administrative expenses	$531.8	32.1%	$479.1	32.0%	$52.7	11.0%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, which resulted in a 50 basis point increase. This increase was partially offset by a 10 basis point improvement in store occupancy costs, a 10 basis point improvement in product sourcing costs, a 10 basis point improvement in store payroll, and a 10 basis point improvement in our national television advertising and direct marketing efforts, as a result of our profit improvement initiatives.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $52.3 million during the second quarter of Fiscal 2019 compared with $56.9 million during the second quarter of Fiscal 2018. The decrease was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, partially offset by our new and non-comparable stores.

Interest expense

Interest expense improved $1.1 million to $13.4 million. The improvement was primarily driven by the $150 million paydown and repricing of our Term Loan Facility during Fiscal 2018, partially offset by higher average borrowings and a higher average interest rate on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the second quarter of Fiscal 2019 compared with the second quarter of Fiscal 2018, are summarized in the table below:

	Three Months Ended
	August 3,	August 4,
	2019	2018
Average interest rate – ABL Line of Credit	3.7%	3.3%
Average interest rate – Term Loan Facility	4.4%	4.5%
Average balance – ABL Line of Credit (in millions)	$146.0	$115.0
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,027.3

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $11.2 million during the second quarter of Fiscal 2019 compared with $8.3 million during the second quarter of Fiscal 2018. The effective tax rate for the second quarter of Fiscal 2019 was 11.6% compared with 10.5% during the second quarter of Fiscal 2018. The lower tax rate in the prior year was primarily related to a one time deferred tax revaluation due to changes in New Jersey tax law enacted during the second quarter of Fiscal 2018.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2019 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is consistent with the annual effective tax rate for the second quarter of Fiscal 2018 of approximately 25% (before discrete items).

Net income

We earned net income of $84.6 million for the second quarter of Fiscal 2019 compared with $71.0 million for the second quarter of Fiscal 2018. This improvement was primarily driven by our improved gross margin, partially offset by an increase in our selling, general and administrative expenses.

Six Month Period Ended August 3, 2019 Compared With the Six Month Period Ended August 4, 2018

Net sales

Net sales improved approximately $267.8 million, or 8.9%, to $3,284.9 million during the six month period ended August 3, 2019, driven primarily by the following:

•	an increase in net sales of $236.6 million from our new and non-comparable stores, and
•	an increase in comparable store sales of $56.2 million, to $2,967.5 million; partially offset by
•	a $25.0 million decrease related to the net impact of permanently closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales increased approximately 10 basis points to 58.8% during the six month period ended August 3, 2019, driven primarily by higher freight costs, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, remained flat as a percentage of net sales. On a dollar basis, cost of sales increased $161.6 million, or 9.1%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 50 basis points during the six month period ended August 3, 2019. The following table details selling, general and administrative expenses for the six month period ended August 3, 2019 compared with the six month period ended August 4, 2018. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Six Months Ended
	August 3, 2019	Percentage of Net Sales	August 4, 2018	Percentage of Net Sales	$ Variance	% Change
Store related costs	$696.5	21.2%	$637.4	21.1%	$59.1	9.3%
Product sourcing costs	160.7	4.9	147.2	4.9	13.5	9.2
Corporate costs	106.0	3.2	97.7	3.2	8.3	8.5
Marketing and strategy costs	28.5	0.9	30.5	1.0	(2.0)	(6.6)
Favorable lease cost	19.6	0.6	—	—	19.6	N/A
Other selling, general and administrative expenses	37.9	1.1	34.6	1.2	3.3	9.5
Selling, general and administrative expenses	$1,049.2	31.9%	$947.4	31.4%	$101.8	10.7%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, which resulted in a 60 basis point increase. Additionally, store occupancy costs increased 10 basis points, and store payroll increased 10 basis points. These increases were partially offset by a 20 basis point improvement in our national television advertising and direct marketing efforts, as a result of our profit improvement initiatives. Product sourcing costs remained consistent.

Costs related to debt amendments

During Fiscal 2018, we recorded total estimated costs related to debt amendments of $2.5 million, primarily as a result of the repricing of our Term Loan Facility.  During the six month period ended August 3, 2019, we reversed $0.4 million of this estimated expense based on actual expenses incurred.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $102.9 million during the six month period ended August 3, 2019 compared with $107.4 million during the six month period ended August 4, 2018. The decrease in depreciation and amortization expense was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, partially offset by our new and non-comparable stores.

Interest expense

Interest expense improved $2.3 million to $26.8 million. The improvement was primarily driven by the $150 million paydown and repricing of our Term Loan Facility during Fiscal 2018, partially offset by higher average borrowings and a higher average interest rate on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the six month period ended August 3, 2019 compared with prior year, are summarized in the table below:

	Six Months Ended
	August 3,	August 4,
	2019	2018
Average interest rate – ABL Line of Credit	3.7%	3.3%
Average interest rate – Term Loan Facility	4.5%	4.3%
Average balance – ABL Line of Credit (in millions)	$146.7	$71.8
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,070.2

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $27.3 million during the six month period ended August 3, 2019 compared with $25.7 million during the six month period ended August 4, 2018. The effective tax rate for the six month period ended August 3, 2019 was 14.4% compared with 14.3% during the six month period ended August 4, 2018.

Net income

We earned net income of $162.3 million during the six month period ended August 3, 2019 compared with $153.5 million for the six month period ended August 4, 2018. This improvement was primarily driven by our improved gross margin, partially offset by an increase in selling, general and administrative expenses.

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

Cash Flow for the Six Month Period Ended August 3, 2019 Compared With the Six Month Period Ended August 4, 2018

We used $15.1 million of cash flow during the six month period ended August 3, 2019 compared with a use of $49.6 million during the six month period ended August 4, 2018.

Net cash provided by operating activities amounted to $229.4 million during the six month period ended August 3, 2019 compared with $166.3 million during the six month period ended August 4, 2018. The increase in our operating cash flows was primarily driven by our improved operating results and changes in working capital.

Net cash used in investing activities was $164.0 million during the six month period ended August 3, 2019 compared with $125.2 million during the six month period ended August 4, 2018. This change was primarily the result of an increase in capital expenditures related to a new distribution center and our store expenditures (new stores, remodels, and other store expenditures).

Net cash used in financing activities was $80.5 million during the six month period ended August 3, 2019 compared with a use of $90.7 million during the six month period ended August 4, 2018. This change was primarily driven by an increase in the net borrowings on our debt, partially offset by an increase in the value of share repurchases.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at August 3, 2019 of $151.7 million compared with working capital of $32.0 million at August 4, 2018. The decrease in working capital was primarily related to our adoption of ASU 2016-02, which resulted in adding a portion of the new lease liability to current liabilities, as well as a decrease in merchandise inventories. This was partially offset by a decrease in accounts payable and an increase in accounts receivable. We had working capital at February 2, 2019 of $2.3 million.

Capital Expenditures

For the six month period ended August 3, 2019, cash spend for capital expenditures, net of $23.4 million of landlord allowances, amounted to $140.5 million. We estimate that we will spend approximately $310 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2019, including approximately $155 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $60 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the six month period ended August 3, 2019, we repurchased 1,142,202 shares of our common stock for $174.1 million, inclusive of commissions, under the share repurchase program. As of August 3, 2019, we had $124.3 million remaining under our share repurchase authorization.

During the third quarter of Fiscal 2019, our Board of directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021.

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

Operational Growth

During the six month period ended August 3, 2019, we opened 27 new stores, inclusive of seven relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of August 3, 2019 to 691 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During Fiscal 2019, we plan to open approximately 50 net new stores, which includes approximately 75 gross new stores, along with approximately 25 store relocations and closings.

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

Debt and Hedging

As of August 3, 2019, our obligations include $957.1 million, inclusive of original issue discount, under our Term Loan Facility and $96.9 million of outstanding borrowings on our ABL Facility. Our debt obligations also include $31.5 million of capital lease obligations as of August 3, 2019.

Term Loan Facility

At August 3, 2019, our borrowing rate related to the Term Loan Facility was 4.3%.

ABL Line of Credit

At August 3, 2019, we had $428.6 million available under the ABL Line of Credit. The maximum borrowings under the facility during the six month period ended August 3, 2019 amounted to $255.0 million. Average borrowings during the six month period ended August 3, 2019 amounted to $146.7 million at an average interest rate of 3.7%.

Hedging

On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $1,173.5 million of purchase commitments related to goods that were not received as of August 3, 2019. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2018 10-K.

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

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on our Condensed Consolidated Statement of Income for the three and six months ended August 3, 2019. This guidance did not have a material impact on our liquidity.

Other than the lease accounting policy discussed above, our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including tax and trade policies, tariffs and government regulations; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Fiscal 2018 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 3, 2019. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 3, 2019.

During the quarter ended August 3, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 3, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 5, 2019 through June 1, 2019	38,115	$161.62	37,161	$169,636
June 2, 2019 through July 6, 2019	275,997	$170.24	209,547	$133,996
July 7, 2019 through August 3, 2019	54,169	$179.09	54,034	$124,319
Total	368,281		300,742

(1)

The number of shares purchased between May 5, 2019 and June 1, 2019, between June 2, 2019 and July 6, 2019 and between July 7, 2019 and August 3, 2019 include 954 shares, 66,450 shares and 135 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase program.
(3)

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. During the third quarter of Fiscal 2019, our Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form and SEC file No.	Filing Date
10.1†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Non-Employee Directors pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan (for grants made from and after May 23, 2019).

10.2	Chairman Agreement, dated June 14, 2019, by and between Burlington Stores, Inc. and Thomas A. Kingsbury.	Current Report on Form 8-K (File No. 001-36107)	June 17, 2019
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†

Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 ofssdfg the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed or furnished herewith.

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

Date: August 29, 2019