Form 10-Q
period 2019-11-02
Burlington Stores, Inc.
filed 2019-11-26
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

The registrant had 66,249,941 shares of common stock outstanding as of November 2, 2019.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
REVENUES:
Net sales	$1,774,949	$1,634,489	$5,059,860	$4,651,568
Other revenue	6,634	6,469	17,939	18,840
Total revenue	1,781,583	1,640,958	5,077,799	4,670,408
COSTS AND EXPENSES:
Cost of sales	1,022,912	942,009	2,954,651	2,712,165
Selling, general and administrative expenses	583,641	538,120	1,632,862	1,485,545
Costs related to debt amendments	—	2,418	(375)	2,496
Depreciation and amortization	52,729	53,770	155,631	161,201
Other income - net	(9,264)	(2,336)	(13,017)	(7,708)
Loss on extinguishment of debt	—	462	—	1,823
Interest expense	12,149	14,460	38,954	43,563
Total costs and expenses	1,662,167	1,548,903	4,768,706	4,399,085
Income before income tax expense	119,416	92,055	309,093	271,323
Income tax expense	22,957	15,206	50,302	40,929
Net income	$96,459	$76,849	$258,791	$230,394

Net income per common share:
Common stock - basic	$1.46	$1.15	$3.92	$3.44
Common stock - diluted	$1.44	$1.12	$3.84	$3.35
Weighted average number of common shares:
Common stock - basic	65,959	66,780	65,994	66,885
Common stock - diluted	67,159	68,628	67,387	68,789

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018

Net income	$96,459	$76,849	$258,791	$230,394
Other comprehensive (loss) income, net of tax:
Interest rate derivative contracts:
Net unrealized (losses) gains arising during the period	(1,003)	232	(14,497)	1,204
Reclassification into earnings during the period	500	289	465	1,307
Other comprehensive (loss) income, net of tax	(503)	521	(14,032)	2,511
Total comprehensive income	$95,956	$77,370	$244,759	$232,905

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	November 2,	February 2,	November 3,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$140,514	$112,274	$85,377
Restricted cash and cash equivalents	6,582	21,882	21,882
Accounts receivable—net	117,493	58,752	86,069
Merchandise inventories	1,004,386	954,183	1,056,596
Prepaid and other current assets	146,170	124,809	148,703
Total current assets	1,415,145	1,271,900	1,398,627
Property and equipment—net	1,375,484	1,253,705	1,239,483
Operating lease assets	2,338,179	—	—
Tradenames	238,000	238,000	238,000
Favorable leases—net	780	164,324	173,149
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,066	4,361	5,004
Other assets	88,869	99,818	105,587
Total assets	$5,507,587	$3,079,172	$3,206,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$888,434	$848,561	$967,236
Current operating lease liabilities	293,756	—	—
Other current liabilities	422,154	396,257	433,360
Current maturities of long term debt	3,302	2,924	2,800
Total current liabilities	1,607,646	1,247,742	1,403,396
Long term debt	982,348	983,643	1,089,114
Long term operating lease liabilities	2,258,130	—	—
Other liabilities	96,249	346,298	340,866
Deferred tax liabilities	171,626	178,779	180,155
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,808,306 shares, 79,224,669 shares and 79,114,834 shares, respectively;
Outstanding: 66,249,941 shares, 67,145,097 shares and 67,407,897 shares, respectively	7	7	7
Additional paid-in-capital	1,568,538	1,508,996	1,497,878
Accumulated deficit	(1,528)	(260,919)	(445,270)
Accumulated other comprehensive (loss) income	(17,645)	(3,613)	624
Treasury stock, at cost	(1,157,784)	(921,761)	(859,856)
Total stockholders' equity	391,588	322,710	193,383
Total liabilities and stockholders' equity	$5,507,587	$3,079,172	$3,206,914

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	November 2,	November 3,
	2019	2018
OPERATING ACTIVITIES
Net income	$258,791	$230,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	155,631	161,201
Amortization of deferred financing costs	945	1,262
Accretion of long term debt instruments	610	551
Deferred income taxes	(1,484)	1,657
Non-cash loss on extinguishment of debt	—	1,823
Non-cash stock compensation expense	30,542	26,215
Non-cash lease expense	10,905	—
Non-cash rent	—	(17,677)
Cash received from landlord allowances	36,006	33,612
Changes in assets and liabilities:
Accounts receivable	(27,441)	(14,292)
Merchandise inventories	(50,709)	(304,033)
Prepaid and other current assets	(23,067)	(29,178)
Accounts payable	36,014	231,325
Other current liabilities	52,412	39,237
Other long term assets and long term liabilities	3,362	9,042
Other operating activities	(5,644)	4,214
Net cash provided by operating activities	476,873	375,353
INVESTING ACTIVITIES
Cash paid for property and equipment	(259,699)	(222,501)
Lease acquisition costs	(959)	(8,543)
Proceeds from insurance recoveries related to property and equipment	5,131	2,602
Other investing activities	(521)	3,152
Net cash (used in) investing activities	(256,048)	(225,290)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,294,400	1,090,100
Principal payments on long term debt—ABL Line of Credit	(1,294,400)	(985,100)
Principal payments on long term debt—Term B-5 Loans	—	(152,793)
Purchase of treasury shares	(236,023)	(166,969)
Proceeds from stock option exercises	29,001	14,459
Other financing activities	(863)	(3,587)
Net cash (used in) financing activities	(207,885)	(203,890)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	12,940	(53,827)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	134,156	161,086
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$147,096	$107,259
Supplemental disclosure of cash flow information:
Interest paid	$36,823	$41,551
Income tax payments - net	$89,559	$61,369
Non-cash investing activities:
Accrued purchases of property and equipment	$63,350	$53,220
Acquisition of finance leases	$—	$13,538

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2019

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 2, 2019, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 726 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Fiscal 2018 10-K). The balance sheet at February 2, 2019 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2018 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended November 2, 2019 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2018 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ending February 1, 2020 (Fiscal 2019) and the prior fiscal year ended February 2, 2019 (Fiscal 2018) both consist of 52 weeks.

Casualty Losses and Insurance Proceeds

During the third quarter of Fiscal 2019, the Company received $12.5 million of insurance proceeds related to weather-related incidents that occurred during Fiscal 2017. These proceeds resulted in a gain on insurance recovery of $8.1 million, which is included in “Other income – net” on the Company’s Condensed Consolidated Statements of Income for the three and nine month periods ended November 2, 2019. The Company allocated $5.1 million of these proceeds to property and equipment, which was included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Condensed Consolidated Statement of Cash Flows for the nine month period ended November 2, 2019.

The Company incurred losses during Fiscal 2019 of $3.1 million, related to several stores that sustained damages and were temporarily closed during the year. These losses primarily relate to merchandise held at these stores, and the losses are included in the line item “Cost of sales” in the Company’s Condensed Consolidated Statement of Income for the nine month period ended November 2, 2019.

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

The Company applied the changes from the new guidance at the adoption date and recognized a cumulative effect adjustment to retained earnings in the period of adoption, as allowed under ASU 2018-11, “Leases: Targeted Improvements.” The Company did not adjust prior periods. The Company made an accounting policy election not to capitalize leases with an initial term of twelve months or less. The Company elected the transition package of practical expedients, which allows the Company to carry forward for its existing leases: (i) the historical lease classification as either operating or capital; (ii) assessment of whether any expired or existing contracts are or contain leases; and (iii) capitalization of initial direct costs. Additionally, the Company elected the practical expedients to not separate lease and non-lease components for both its real estate and non-real estate leases, to not assess whether existing or expired land easements contain a lease, and to employ hindsight when determining lease terms for existing leases on the date of adoption.

As a result of this standard, the Company has recognized approximately $2.3 billion of additional right-of-use assets and approximately $2.6 billion of additional lease liabilities (current and long-term combined) on its Condensed Consolidated Balance Sheet as of November 2, 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, the long term portion of straight line rent liability, purchased lease rights and landlord allowances. In addition, the Company also recorded an approximate $0.6 million cumulative-effect adjustment to retained earnings, related to a deferred gain on a previous sale-leaseback transaction that was being recognized into the line item “Other income” over a 13 year period.

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. This guidance did not have a material impact on the Company's liquidity. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement. The new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. This ASU will be effective for the Company as of the beginning of Fiscal 2020. Early adoption is permitted for annual or interim periods. While the Company is still in the process of determining the impact of the adoption of this guidance on its consolidated financial statements, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine month periods ended November 2, 2019, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 2, 2019 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and nine month periods ended November 2, 2019 and November 3, 2018 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Forfeiture of restricted shares, net of issuance of 1,759 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	7	1,520,244	(182,554)	(7,070)	(12,966,479)	(1,052,079)	278,548
Net income	—	—	—	84,567	—	—	—	84,567
Stock options exercised	280,955	—	13,394	—	—	—	—	13,394
Shares used for tax withholding	—	—	—	—	—	(67,539)	(11,521)	(11,521)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(300,742)	(51,326)	(51,326)
Forfeiture of restricted shares	(8,164)	—	—	—	—	—	—	—
Stock based compensation	—	—	11,547	—	—	—	—	11,547
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.9 million	—	—	—	—	(10,222)	—	—	(10,222)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	150	—	—	150
Balance at August 3, 2019	79,605,368	7	1,545,185	(97,987)	(17,142)	(13,334,760)	(1,114,926)	315,137
Net income	—	—	—	96,459	—	—	—	96,459
Stock options exercised	244,805	—	13,785	—	—	—	—	13,785
Shares used for tax withholding	—	—	—	—	—	(596)	(112)	(112)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(223,009)	(42,746)	(42,746)
Forfeiture of restricted shares	(41,867)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,568	—	—	—	—	9,568
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $0.4 million	—	—	—	—	(1,003)	—	—	(1,003)
Amount reclassified into earnings, net of related taxes of $0.2 million	—	—	—	—	500	—	—	500
Balance at November 2, 2019	79,808,306	$7	$1,568,538	$(1,528)	$(17,645)	(13,558,365)	$(1,157,784)	$391,588

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Total
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774
Net income	—	—	—	82,588	—	—	—	82,588
Stock options exercised	150,502	—	3,498	—	—	—	—	3,498
Shares used for tax withholding	—	—	—	—	—	(47,132)	(6,376)	(6,376)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(488,468)	(63,878)	(63,878)
Issuance of restricted shares, net of forfeitures of 3,318 restricted shares	125,780	—	—	—	—	—	—	—
Stock based compensation	—	—	7,023	—	—	—	—	7,023
Unrealized gains on interest rate cap contracts, net of related taxes of $0.4 million	—	—	—	—	986	—	—	986
Amount reclassified into earnings, net of related taxes of $0.3 million	—	—	—	—	657	—	—	657
Balance at May 5, 2018 (a)	78,698,229	7	1,467,726	(593,077)	(244)	(11,085,822)	(763,141)	111,271
Net income	—	—	—	70,957	—	—	—	70,957
Stock options exercised	245,854	—	7,966	—	—	—	—	7,966
Shares used for tax withholding	—	—	—	—	—	(3,208)	(410)	(410)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(310,796)	(46,563)	(46,563)
Issuance of restricted shares, net of forfeitures of 5,579 restricted shares	6,453	—	—	—	—	—	—	—
Stock based compensation	—	—	9,726	—	—	—	—	9,726
Unrealized gains on interest rate cap contracts, net of related taxes of less than $0.1 million	—	—	—	—	(14)	—	—	(14)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	360	—	—	360
Balance at August 4, 2018 (a)	78,950,536	7	1,485,418	(522,120)	102	(11,399,826)	(810,114)	153,293
Net income	—	—	—	76,849	—	—	—	76,849
Stock options exercised	171,129	—	2,994	—	—	—	—	2,994
Shares used for tax withholding	—	—	—	—	—	(359)	(148)	(148)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(306,752)	(49,594)	(49,594)
Forfeiture of restricted shares, net of issuance of 1,111 restricted shares	(6,831)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,466	—	—	—	—	9,466
Unrealized gains on interest rate cap contracts, net of related taxes of $0.1 million	—	—	—	—	232	—	—	232
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	289	—	—	289
Balance at November 3, 2018 (a)	79,114,834	$7	$1,497,878	$(445,270)	$624	(11,706,937)	$(859,856)	$193,383

(a)	Amounts may not foot due to rounding.

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2019 (remainder)	$105,976	$1,390
2020	422,923	5,634
2021	403,204	5,646
2022	386,679	5,773
2023	364,911	5,849
2024	326,006	5,677
Thereafter	1,209,908	10,716
Total future minimum lease payments	3,219,607	40,685
Amount representing interest	(667,721)	(9,870)
Total lease liabilities	2,551,886	30,815
Less: current portion of lease liabilities	(293,756)	(3,302)
Total long term lease liabilities	$2,258,130	$27,513

Weighted average discount rate	5.4%	8.3%
Weighted average remaining lease term (years)	8.6	7.4

The above schedule excludes approximately $389.6 million for 51 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended	Nine Months Ended
	November 2, 2019	November 2, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$973	$2,918
Interest on lease liabilities (b)	625	1,921
Operating lease cost (c)	104,988	307,416
Variable lease cost (c)	1,397	4,418
Total lease cost	107,983	316,673
Less all rental income(d)	(1,265)	(3,738)
Total net rent expense (e)	$106,718	$312,935

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

(in thousands)
Nine Months Ended
November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$296,511
Cash payments for the principal portion of finance lease liabilities (b)	$2,133
Cash payments for the interest portion of finance lease liabilities (a)	$1,921
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$546,702

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following is a schedule of net rent expense for the periods indicated under Accounting Standards Codification (ASC) 840, “Leases.” Prior periods have not been adjusted for adoption of ASU 2016-02:

	(in thousands)
	Three Months Ended	Nine Months Ended
	November 3, 2018	November 3, 2018
Rent expense:
Minimum rental payments	$91,606	$269,990
Contingent rental payments	1,782	4,249
Straight-line rent expense	3,373	7,795
Lease incentives amortization	(8,736)	(25,958)
Total rent expense(a)	88,025	256,076
Less all rental income(b)	(1,235)	(4,763)
Total net rent expense	$86,790	$251,313

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.

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

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 2,	February 2,	November 3,
	2019	2019	2018
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024	$957,302	$956,693	$956,490
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—	105,000
Finance lease obligations	30,815	32,706	33,378
Unamortized deferred financing costs	(2,467)	(2,832)	(2,954)
Total debt	985,650	986,567	1,091,914
Less: current maturities	(3,302)	(2,924)	(2,800)
Long term debt, net of current maturities	$982,348	$983,643	$1,089,114

Term Loan Facility

At November 2, 2019 and November 3, 2018, the Company’s interest rate related to its senior secured term loan facility (the Term Loan Facility) was 3.9% and 4.3%, respectively.

ABL Line of Credit

At November 2, 2019, the Company had $540.8 million available under the ABL senior secured revolving facility (the ABL Line of Credit). The maximum borrowings under the ABL Line of Credit during the three and nine month periods ended November 2, 2019 amounted to $120.0 million and $255.0 million, respectively. Average borrowings during the three and nine month periods ended November 2, 2019 amounted to $32.6 million and $108.7 million, respectively, at average interest rates of 3.5% and 3.7%, respectively.

At November 3, 2018, the Company had $434.1 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three and nine month periods ended November 3, 2018 amounted to $265.0 million for both periods. Average borrowings during the three and nine month periods ended November 3, 2018 amounted to $166.5 million and $103.4 million, respectively, at an average interest rate of 3.4% in both periods.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of November 2, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that it is not significant. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

As of November 2, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	November 2, 2019		February 2, 2019		November 3, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	N/A	Prepaid and other current assets	$2,213	Prepaid and other current assets	$4,390
Interest rate swap contract	Other liabilities	$24,410	Other liabilities	$5,239	N/A	N/A

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Unrealized (losses) gains, before taxes	$(1,387)	$321	$(20,043)	$1,665
Income tax benefit (expense)	384	(89)	5,546	(461)
Unrealized (losses) gains, net of taxes	$(1,003)	$232	$(14,497)	$1,204

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest expense	$691	$400	$635	$1,807
Income tax expense	(191)	(111)	(170)	(500)
Net income	$500	$289	$465	$1,307

The Company estimates that approximately $5.3 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)
Derivative Instruments
Balance at February 2, 2019	$(3,613)
Unrealized losses, net of related tax benefit of $5.5 million	(14,497)
Amount reclassified into earnings, net of related taxes of $0.2 million	465
Balance at November 2, 2019	$(17,645)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of November 2, 2019, February 2, 2019 and November 3, 2018 are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 2,	February 2,	November 3,
	2019	2019	2018
Level 1
Cash equivalents (including restricted cash)	$7,275	$22,416	$22,367

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	November 2, 2019		February 2, 2019		November 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$957,302	$957,900	$956,693	$947,126	$956,490	$955,892
ABL Line of Credit	—	—	—	—	105,000	105,000
Total debt (a)	$957,302	$957,900	$956,693	$947,126	$1,061,490	$1,060,892
(a)	Finance lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy.

8. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	November 2,	February 2,	November 3,
	2019	2019	2018
Deferred tax asset	$4,066	$4,361	$5,004
Deferred tax liability	171,626	178,779	180,155
Net deferred tax liability	$167,560	$174,418	$175,151

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of November 2, 2019, the Company has a deferred tax asset related to net operating losses of $9.2 million, inclusive of $8.9 million related to state net operating losses that expire at various dates between 2019 and 2038, as well as $0.3 million related to Puerto Rico net operating losses that will expire between 2024 and 2025.

As of November 2, 2019, the Company has a deferred tax asset related to tax credit carry-forwards of $6.1 million, inclusive of $4.5 million of state tax credit carry-forwards, which will begin to expire in 2022, as well as $1.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of November 2, 2019, February 2, 2019 and November 3, 2018, valuation allowances amounted to $8.7 million, $10.3 million and $9.0 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended November 2, 2019, the Company acquired 113,582 shares of common stock from employees for approximately $19.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the nine month period ended November 2, 2019, the Company repurchased 1,365,211 shares of its common stock for $216.9 million, inclusive of commissions, under its share repurchase programs, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of November 2, 2019, the Company had $481.6 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Basic net income per share
Net income	$96,459	$76,849	$258,791	$230,394
Weighted average number of common shares – basic	65,959	66,780	65,994	66,885
Net income per common share – basic	$1.46	$1.15	$3.92	$3.44
Diluted net income per share
Net income	$96,459	$76,849	$258,791	$230,394
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,959	66,780	65,994	66,885
Assumed exercise of stock options and vesting of restricted stock	1,200	1,848	1,393	1,904
Weighted average number of common shares – diluted	67,159	68,628	67,387	68,789
Net income per common share – diluted	$1.44	$1.12	$3.84	$3.35

Approximately 350,000 and 450,000 shares were excluded from diluted net income per share for the three and nine month periods ended November 2, 2019, respectively, since their effect was anti-dilutive.

Approximately 485,000 and 400,000 shares were excluded from diluted net income per share for the three and nine month periods ended November 3, 2018, respectively, since their effect was anti-dilutive.

11. Stock-Based Compensation

As of November 2, 2019, there were 3,277,586 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
Type of Non-Cash Stock Compensation	2019	2018	2019	2018
Restricted stock grants (a)	$3,910	$5,002	$14,453	$14,076
Stock option grants (a)	4,567	4,464	13,751	12,139
Performance stock grants (a)	1,091	—	2,338	—
Total (b)	$9,568	$9,466	$30,542	$26,215

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)

The amounts presented in the table above exclude taxes. For the three and nine month periods ended November 2, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.7 million and $6.4 million, respectively. For the three and nine month periods ended November 3, 2018, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million and $6.6 million, respectively.

Stock Options

Stock option transactions during the nine month period ended November 2, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 2, 2019	2,337,316	$64.48
Options granted	416,428	180.11
Options exercised (a)	(636,253)	45.58
Options forfeited	(150,407)	88.10
Options outstanding, November 2, 2019	1,967,084	$93.27

(a)	Options exercised during the nine month period ended November 2, 2019 had a total intrinsic value of $82.5 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of November 2, 2019:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	1,967,084	7.0	$93.27	$194.1

The fair value of each stock option granted during the nine month period ended November 2, 2019 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
November 2,
2019
Risk-free interest rate	1.47% - 3.00%
Expected volatility	32% - 36%
Expected life (years)	5.69 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$67.37

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended November 2, 2019, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the nine month period ended November 2, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 2, 2019	666,842	$81.93
Awards granted	191,953	177.63
Awards vested (a)	(303,654)	66.91
Awards forfeited	(61,479)	100.30
Non-vested awards outstanding, November 2, 2019	493,662	126.09

(a)	Restricted stock awards vested during the nine month period ended November 2, 2019 had a total intrinsic value of $51.1 million.

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

Performance share unit transactions during the nine month period ended November 2, 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 2, 2019	—	$—
Units granted	89,448	173.51
Awards forfeited	(8,497)	170.08
Non-vested units outstanding, November 2, 2019	80,951	173.87

CEO Awards

A portion of the awards granted during Fiscal 2019, included in the tables above, were granted to Michael O’Sullivan, the Company’s Chief Executive Officer (the CEO), upon commencement of his employment in September 2019. To compensate the CEO for equity awards forfeited at his prior employer, he received a one-time long-term incentive grant with a target grant date fair value of $25.0 million, comprised of 50% time-based restricted stock units and 50% stock options, vesting in one-third annual increments (subject to the CEO’s continued employment through the applicable vesting date). The CEO also received a prorated portion of his Fiscal 2019 long-term incentive award (such award having a target grant date fair value equal to $8.5 million), delivered as 50% performance-based restricted stock units, 25% stock options and 25% time-based restricted stock units, on the same terms as the Company’s Fiscal 2019 annual equity grants.

12. Other Liabilities

As of November 2, 2019, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheet primarily consists of the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740, “Income Taxes.” As of February 2, 2019 and November 3, 2018, the line item “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets primarily consists of deferred lease incentives, the excess of straight-line rent expense over actual rental payments, the long term portion of self-insurance reserves and tax liabilities associated with uncertain tax positions.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset costs incurred for leasehold improvements and fixturing of new and remodeled stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods, where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. At February 2, 2019 and November 3, 2018, deferred lease incentives included in the line item “Other liabilities” were $216.2 million and $217.2 million, respectively. As a result of adoption of ASC 2016-02, deferred lease incentives are included in the line item “Operating lease assets” on the Company’s Condensed Consolidated Balance Sheet as of November 2, 2019. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s lease liabilities.

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

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $59.2 million, $56.7 million and $60.9 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. Among these arrangements, as of November 2, 2019, February 2, 2019 and November 3, 2018, the Company had letters of credit in the amount of $50.8 million, $48.9 million and $44.5 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $8.4 million, $7.8 million and $16.4 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $540.8 million, $543.3 million and $434.1 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively.

Purchase Commitments

The Company had $971.8 million of purchase commitments related to goods that were not received as of November 2, 2019.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Fiscal 2018 10-K).

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

Executive Summary

Introduction and Overview of Operating Results

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 726 stores as of November 2, 2019, inclusive of an internet store, in 45 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Highlights from the three month period ended November 2, 2019 compared with the three month period ended November 3, 2018 include the following:

•	We generated total revenues of $1,781.6 million compared with $1,641.0 million.
•	Net sales improved $140.5 million to $1,774.9 million. Comparable store sales increased 2.7%.
•

Gross margin as a percentage of net sales remained consistent at 42.4%. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 20 basis points as a percentage of net sales. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

•	Selling, general and administrative expenses as a percentage of net sales remained consistent at 32.9%.
•	We earned net income of $96.5 million compared with net income of $76.8 million.
•	Adjusted Net Income, exclusive of management transition costs (as defined in the section below entitled “Key Performance Measures”) improved $20.9 million to $103.8 million.
•	Adjusted EBITDA, exclusive of management transition costs (as defined in the section below entitled “Key Performance Measures”) improved $30.8 million to $193.8 million.
•	Adjusted EBIT, exclusive of management transition costs (as defined in the section below entitled “Key Performance Measures”) improved $26.6 million to $141.2 million.

Highlights from the nine month period ended November 2, 2019 compared with the nine month period ended November 3, 2018 include the following:

•	We generated total revenues of $5,077.8 million compared with $4,670.4 million.
•	Net sales improved $408.3 million to $5,059.9 million. Comparable store sales increased 2.2%.
•

Gross margin as a percentage of net sales decreased to 41.6% compared with 41.7%. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales.

•	Selling, general and administrative expenses as a percentage of net sales increased to 32.3% compared with 31.9%.
•	We earned net income of $258.8 million compared with $230.4 million.
•	Adjusted Net Income, exclusive of management transition costs improved $32.0 million to $280.8 million.

•	Adjusted EBITDA, exclusive of management transition costs improved $52.0 million to $532.1 million.
•	Adjusted EBIT, exclusive of management transition costs improved $37.7 million to $376.8 million.

Fiscal Year

Fiscal 2019 is defined as the 52-week year ending February 1, 2020. Fiscal 2018 is defined as the 52-week year ended February 2, 2019.

Store Openings, Closings, and Relocations

During the nine month period ended November 2, 2019, we opened 72 new stores, inclusive of 15 relocations, and closed six stores, exclusive of the aforementioned relocations, bringing our store count as of November 2, 2019 to 726 stores, inclusive of an internet store.

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

•

Increasing Our Sales Through e-Commerce. We have been selling to our customers online for more than a decade. We have leveraged this heritage and continue to utilize e-commerce strategies offering merchandise to our customers while driving incremental traffic to our stores.

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products, bath and cosmetic merchandise, housewares, décor for the home and beauty as we continue to de-weather our business, and maintain the flexibility to introduce new categories.

•

Private Label Credit Card. We have piloted a new private label credit card program. The program has been rolled out to all our stores and our e-commerce site. We believe this program has the potential to deepen customer loyalty, inform customer contact strategies, and drive increases in trip frequency and transaction size.

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

Net income. We earned net income of $96.5 million during the three month period ended November 2, 2019 compared with $76.8 million during the three month period ended November 3, 2018. We earned net income of $258.8 million during the nine month period ended November 2, 2019 compared with $230.4 million during the nine month period ended November 3, 2018. These improvements were primarily driven by our increased gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and nine months ended November 2, 2019, Adjusted Net Income, exclusive of management transition costs, improved $20.9 million to $103.8 million and $32.0 million to $280.8 million, respectively. These improvements were primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended November 2, 2019 compared with the three and nine months ended November 3, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted Net Income:
Net income	$96,459	$76,849	$258,791	$230,394
Net favorable lease costs (a)	8,355	5,286	28,262	20,162
Costs related to debt amendments (b)	—	2,418	(375)	2,496
Loss on extinguishment of debt (c)	—	462	—	1,823
Tax effect (d)	(2,140)	(2,075)	(7,070)	(6,079)
Adjusted Net Income	102,674	82,940	279,608	248,796
Management transition costs, net of tax effect (e)	1,171	—	1,171	—
Adjusted Net Income, exclusive of management transition costs	$103,845	$82,940	$280,779	$248,796

(a)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income for the three and nine months ended November 3, 2018.

(b)

Represents costs incurred in connection with review and execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our senior secured term loan facility (the Term Loan Facility) in Fiscal 2018.

(c)

Amounts relate to the refinancing of the Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility, as well as an amendment to our Second Amended and Restated Credit Agreement, dated September 2, 2011 (the ABL Credit Agreement).

(d)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (c).

(e)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

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

During the three and nine months ended November 2, 2019, Adjusted EBITDA, exclusive of management transition costs, improved $30.8 million to $193.8 million and $52.0 million to $532.1 million, respectively. These improvements were primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended November 2, 2019 compared with the three and nine months ended November 3, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted EBITDA:
Net income	$96,459	$76,849	$258,791	$230,394
Interest expense	12,149	14,460	38,954	43,563
Interest income	(103)	(113)	(496)	(302)
Loss on extinguishment of debt (a)	—	462	—	1,823
Costs related to debt amendments (b)	—	2,418	(375)	2,496
Depreciation and amortization (c)	61,035	53,770	183,570	161,201
Income tax expense	22,957	15,206	50,302	40,929
Adjusted EBITDA	192,497	163,052	530,746	480,104
Management transition costs (d)	1,346	—	1,346	—
Adjusted EBITDA, exclusive of management transition costs	$193,843	$163,052	$532,092	$480,104

(a)	Amounts relate to the refinancing of the Term Loan Facility, the $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)

Represents costs incurred in connection with review and execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.

(c)

Includes $8.3 million and $27.9 million, respectively, of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income for the three and nine months ended November 3, 2018.

(d)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

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

During the three and nine months ended November 2, 2019, Adjusted EBIT, exclusive of management transition costs, improved $26.6 million to $141.2 million and $37.7 million to $376.8 million, respectively. These improvements were primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and nine months ended November 2, 2019 compared with the three and nine months ended November 3, 2018:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Reconciliation of net income to Adjusted EBIT:
Net income	$96,459	$76,849	$258,791	$230,394
Interest expense	12,149	14,460	38,954	43,563
Interest income	(103)	(113)	(496)	(302)
Loss on extinguishment of debt (a)	—	462	—	1,823
Costs related to debt amendments (b)	—	2,418	(375)	2,496
Net favorable lease costs (c)	8,355	5,286	28,262	20,162
Income tax expense	22,957	15,206	50,302	40,929
Adjusted EBIT	139,817	114,568	375,438	339,065
Management transition costs (d)	1,346	—	1,346	—
Adjusted EBIT, exclusive of management transition costs	$141,163	$114,568	$376,784	$339,065

(a)	Amounts relate to the refinancing of the Term Loan Facility, the $150.0 million prepayment on our Term Loan Facility, as well as an amendment to our ABL Credit Agreement.
(b)

Represents costs incurred in connection with review and execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.

(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Condensed Consolidated Statements of Income for the three and nine months ended November 3, 2018.

(d)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

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

	Three Months Ended	Nine Months Ended
November 2, 2019	2.7%	2.2%
November 3, 2018	4.4%	4.0%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales remained consistent at 42.4% during the three month period ended November 2, 2019, compared with the three month period ended November 3, 2018. Increased merchandise margin was offset by higher freight costs and inventory write-offs. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 20 basis points as a percentage of net sales. Gross margin as a percentage of net sales decreased approximately 10 basis points to 41.6% during the nine month period ended November 2, 2019, compared with the nine month period ended November 3, 2018, driven primarily by higher freight costs and inventory write-offs, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales.

Inventory. Inventory at November 2, 2019 decreased to $1,004.4 million compared with $1,056.6 million at November 3, 2018. The decrease was primarily related to our pack-and-hold inventory levels, which were 15% of total inventory at the end of the third quarter of Fiscal 2019 compared to 18% at the end of the third quarter of Fiscal 2018, as well as an approximately 4% decrease in comparable store inventory at the end of the third quarter of Fiscal 2019 and a decrease in short stay inventory. These decreases were partially offset by our 47 net new stores opened from November 3, 2018 through November 2, 2019.

Inventory at February 2, 2019 was $954.2 million. The increase in inventory reflects the seasonality of our business, as well as the inventory required for our 51 net new stores opened during the nine month period ended November 2, 2019.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13 month average cost value of our inventory for the period being measured. Our inventory turnover rate declined approximately 4% for the third quarter of Fiscal 2019 compared with the third quarter of Fiscal 2018.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions (which include sales, markdowns, an estimated shortage adjustment and employee discounts) for our comparable stores. The calculation is based on a rolling 13 month average of inventory (at estimated retail value) and the last 12 months’ comparable store sales. Our comparable store inventory turnover rate improved approximately 5% during the third quarter of Fiscal 2019 compared with the third quarter of Fiscal 2018.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.0% and 8.9% during the three and nine month periods ended November 2, 2019, respectively, compared with 8.9% and 8.8%, respectively, during the three and nine month periods ended November 3, 2018.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, increased $12.9 million during the nine months ended November 2, 2019, compared with a decrease of $53.8 million during the nine months ended November 3, 2018. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended November 2, 2019 and the three and nine months ended November 3, 2018.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.4	0.4
Total revenue	100.4	100.4	100.4	100.4
Cost of sales	57.6	57.6	58.4	58.3
Selling, general and administrative expenses	32.9	32.9	32.3	31.9
Costs related to debt amendments	—	0.1	(0.0)	0.1
Depreciation and amortization	3.0	3.3	3.1	3.5
Other income - net	(0.5)	(0.1)	(0.3)	(0.2)
Loss on extinguishment of debt	—	0.0	—	0.0
Interest expense	0.7	0.9	0.8	0.9
Total costs and expenses	93.7	94.7	94.3	94.5
Income before income tax expense	6.7	5.7	6.1	5.9
Income tax expense	1.3	0.9	1.0	0.9
Net income	5.4%	4.8%	5.1%	5.0%

Three Month Period Ended November 2, 2019 Compared With the Three Month Period Ended November 3, 2018

Net sales

Net sales improved approximately $140.5 million, or 8.6%, to $1,774.9 million during the third quarter of Fiscal 2019, driven by the following:

•

an increase in net sales of $115.7 million from our new and non-comparable stores, inclusive of approximately $9 million of net sales lost as a result of seven stores that were temporarily closed during the quarter; and

•	an increase in comparable store sales of $41.2 million, to $1,582.0 million; partially offset by
•	a $16.4 million decrease related to the net impact of closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales remained consistent at approximately 57.6% during the third quarter of Fiscal 2019. Increased merchandise margin was offset by higher freight costs and inventory write-offs at temporarily closed stores. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 20 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $80.9 million, or 8.6%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales remained consistent for the third quarter of Fiscal 2019. The following table details selling, general and administrative expenses for the three month period ended November 2, 2019 compared with the three month period ended November 3, 2018. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Three Months Ended
	November 2,	Percentage of	November 3,	Percentage of
	2019	Net Sales	2018	Net Sales	$ Variance	% Change
Store related costs	$377.6	21.3%	$350.1	21.4%	$27.5	7.9%
Product sourcing costs	89.7	5.1	85.7	5.3	4.0	4.7
Corporate costs	57.0	3.2	54.1	3.3	2.9	5.4
Marketing and strategy costs	27.4	1.5	26.6	1.6	0.8	3.0
Favorable lease cost	8.3	0.5	—	—	8.3	N/A
Other selling, general and administrative expenses	23.6	1.3	21.6	1.3	2.0	9.3
Selling, general and administrative expenses	$583.6	32.9%	$538.1	32.9%	$45.5	8.5%

Selling, general and administrative expenses remained flat as a percentage of net sales. The reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02 resulted in a 50 basis point increase. This increase was offset by a 20 basis point improvement in product sourcing costs, a 10 basis point improvement in store related costs, a 10 basis point improvement in corporate costs and a 10 basis point improvement in our national television advertising and direct marketing efforts, as a result of our profit improvement initiatives.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $52.7 million during the third quarter of Fiscal 2019 compared with $53.8 million during the third quarter of Fiscal 2018. The decrease was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, partially offset by capital expenditures related to our new and non-comparable stores.

Interest expense

Interest expense improved $2.3 million to $12.1 million. The improvement was primarily driven by lower average borrowings on the ABL Line of Credit, as well as the repricing of our Term Loan Facility at the end of the third quarter of Fiscal 2018.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the third quarter of Fiscal 2019 compared with the third quarter of Fiscal 2018, are summarized in the table below:

	Three Months Ended
	November 2,	November 3,
	2019	2018
Average interest rate – ABL Line of Credit	3.5%	3.4%
Average interest rate – Term Loan Facility	4.1%	4.6%
Average balance – ABL Line of Credit (in millions)	$32.6	$166.5
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $23.0 million during the third quarter of Fiscal 2019 compared with $15.2 million during the third quarter of Fiscal 2018. The effective tax rate for the third quarter of Fiscal 2019 was 19.2% compared with 16.5% during the third quarter of Fiscal 2018. The lower tax rate in the prior year was primarily related to the impact of the US Tax Cuts and Jobs Act of 2017 on the Fiscal 2017 federal tax return filed during the third quarter of Fiscal 2018.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2019 resulted in an annual effective income tax rate of approximately 25% (before discrete items) as our best estimate. This is consistent with the annual effective tax rate for the third quarter of Fiscal 2018 of approximately 25% (before discrete items).

Net income

We earned net income of $96.5 million for the third quarter of Fiscal 2019 compared with $76.8 million for the third quarter of Fiscal 2018. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in our selling, general and administrative expenses.

Nine Month Period Ended November 2, 2019 Compared With the Nine Month Period Ended November 3, 2018

Net sales

Net sales improved approximately $408.3 million, or 8.8%, to $5,059.9 million during the nine month period ended November 2, 2019, driven primarily by the following:

•	an increase in net sales of $352.3 million from our new and non-comparable stores, and
•	an increase in comparable store sales of $97.4 million, to $4,549.6 million; partially offset by
•	a $41.4 million decrease related to the net impact of permanently closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales increased approximately 10 basis points to 58.4% during the nine month period ended November 2, 2019, driven primarily by higher freight costs and inventory write-offs at temporarily closed stores, partially offset by increased merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, improved approximately 10 basis points as a percentage of net sales. On a dollar basis, cost of sales increased $242.5 million, or 8.9%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased approximately 40 basis points during the nine month period ended November 2, 2019, compared with the nine month period ended November 3, 2018. The following table details selling, general and administrative expenses for the nine month period ended November 2, 2019 compared with the nine month period ended November 3, 2018. Prior year amounts have been reclassified to conform to the current period presentation:

	(in millions)
	Nine Months Ended
	November 2, 2019	Percentage of Net Sales	November 3, 2018	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,073.9	21.2%	$987.5	21.2%	$86.4	8.7%
Product sourcing costs	250.4	4.9	233.0	5.0	17.4	7.5
Corporate costs	163.0	3.2	151.8	3.3	11.2	7.4
Marketing and strategy costs	56.1	1.1	57.1	1.2	(1.0)	(1.8)
Favorable lease cost	27.9	0.6	—	—	27.9	N/A
Other selling, general and administrative expenses	61.6	1.3	56.1	1.2	5.5	9.8
Selling, general and administrative expenses	$1,632.9	32.3%	$1,485.5	31.9%	$147.4	9.9%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, which resulted in a 60 basis point increase. This increase was partially offset by a 10 basis point improvement in product sourcing costs and a 10 basis point improvement in our national television advertising and direct marketing efforts, as a result of our profit improvement initiatives.

Costs related to debt amendments

During Fiscal 2018, we recorded total estimated costs related to debt amendments of $2.5 million, primarily as a result of the repricing of our Term Loan Facility.  During the nine month period ended November 2, 2019, we reversed $0.4 million of this estimated expense based on actual expenses incurred.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $155.6 million during the nine month period ended November 2, 2019 compared with $161.2 million during the nine month period ended November 3, 2018. The decrease in depreciation and amortization expense was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, partially offset by capital expenditures related to our new and non-comparable stores.

Interest expense

Interest expense improved $4.6 million to $39.0 million. The improvement was primarily driven by the $150 million paydown and repricing of our Term Loan Facility during Fiscal 2018, partially offset by higher average borrowings and a higher average interest rate on our ABL Line of Credit.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine month period ended November 2, 2019 compared with prior year, are summarized in the table below:

	Nine Months Ended
	November 2,	November 3,
	2019	2018
Average interest rate – ABL Line of Credit	3.7%	3.4%
Average interest rate – Term Loan Facility	4.3%	4.4%
Average balance – ABL Line of Credit (in millions)	$108.7	$103.4
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,033.9

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $50.3 million during the nine month period ended November 2, 2019 compared with $40.9 million during the nine month period ended November 3, 2018. The effective tax rate for the nine month period ended November 2, 2019 was 16.3% compared with 15.1% during the nine month period ended November 3, 2018. The lower tax rate in the prior year was primarily related to the impact of the US Tax Cuts and Jobs Act of 2017 and the changes to New Jersey tax law enacted during the second quarter of Fiscal 2018.

Net income

We earned net income of $258.8 million during the nine month period ended November 2, 2019 compared with $230.4 million for the nine month period ended November 3, 2018. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses.

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

Cash Flow for the Nine Month Period Ended November 2, 2019 Compared With the Nine Month Period Ended November 3, 2018

We generated $12.9 million of cash flow during the nine month period ended November 2, 2019 compared with a use of $53.8 million during the nine month period ended November 3, 2018.

Net cash provided by operating activities amounted to $476.9 million during the nine month period ended November 2, 2019 compared with $375.4 million during the nine month period ended November 3, 2018. The increase in our operating cash flows was primarily driven by our improved operating results and changes in working capital.

Net cash used in investing activities was $256.0 million during the nine month period ended November 2, 2019 compared with $225.3 million during the nine month period ended November 3, 2018. This change was primarily the result of an increase in capital expenditures related to a new distribution center and our store expenditures (new stores, remodels, and other store expenditures).

Net cash used in financing activities was $207.9 million during the nine month period ended November 2, 2019 compared with a use of $203.9 million during the nine month period ended November 3, 2018. This change was primarily driven by an increase in the value of share repurchases, partially offset by a decrease in the net payments on our debt and increased proceeds from stock option exercises.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at November 2, 2019 of $199.1 million compared with a working capital deficit of $26.7 million at November 3, 2018. The decrease in working capital was primarily related to our adoption of ASU 2016-02, which resulted in adding a portion of the new lease liability to current liabilities, as well as a decrease in merchandise inventories. This was partially offset by a decrease in accounts payable, as well as increases in cash and accounts receivable. We had working capital at February 2, 2019 of $2.3 million.

Capital Expenditures

For the nine month period ended November 2, 2019, cash spend for capital expenditures, net of $36.0 million of landlord allowances and $5.1 million in insurance recoveries related to property and equipment, amounted to $219.5 million. We estimate that we will spend approximately $310 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2019, including approximately $175 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $60 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. On August 14, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. These repurchase programs are funded using our available cash and borrowings on our ABL Line of Credit.

During the nine month period ended November 2, 2019, we repurchased 1,365,211 shares of our common stock for $216.9 million, inclusive of commissions, under the share repurchase programs. As of November 2, 2019, we had $481.6 million remaining under our share repurchase authorizations.

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

Operational Growth

During the nine month period ended November 2, 2019, we opened 72 new stores, inclusive of 15 relocations, and closed six stores, exclusive of the aforementioned relocations, bringing our store count as of November 2, 2019 to 726 stores, inclusive of an internet store. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During Fiscal 2019, we plan to open 51 net new stores, which includes approximately 76 gross new stores, along with approximately 25 store relocations and closings.

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

Debt and Hedging

As of November 2, 2019, our obligations include $957.3 million, inclusive of original issue discount, under our Term Loan Facility and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $30.8 million of capital lease obligations as of November 2, 2019.

Term Loan Facility

At November 2, 2019, our borrowing rate related to the Term Loan Facility was 3.9%.

ABL Line of Credit

At November 2, 2019, we had $540.8 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the nine month period ended November 2, 2019 amounted to $255.0 million. Average borrowings during the nine month period ended November 2, 2019 amounted to $108.7 million at an average interest rate of 3.7%.

Hedging

On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $971.8 million of purchase commitments related to goods that were not received as of November 2, 2019. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2018 10-K.

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

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income for the three and nine months ended November 2, 2019. This guidance did not have a material impact on our liquidity.

Other than the lease accounting policy discussed above, our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2018 10-K.

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

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements and their impact in our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Fiscal 2018 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, November 2, 2019. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 2, 2019.

During the quarter ended November 2, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended November 2, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 4, 2019 through August 31, 2019	56,350	$172.69	56,079	$514,636
September 1, 2019 through October 5, 2019	87,196	$199.10	86,980	$497,319
October 6, 2019 through November 2, 2019	80,059	$196.93	79,950	$481,574
Total	223,605		223,009

(1)

The number of shares purchased between August 4, 2019 and August 31, 2019, between September 1, 2019 and October 5, 2019 and between October 6, 2019 and November 2, 2019 include 271 shares, 216 shares and 109 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.

(2)	Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which is authorized to be executed through August 2020. On August 14, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

BURLINGTON STORES, INC.

/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer (Principal Executive Officer)

/s/ John Crimmins
John Crimmins Chief Financial Officer (Principal Financial Officer)

Date: November 26, 2019