Form 10-K
period 2020-02-01
Burlington Stores, Inc.
filed 2020-03-13
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36107

BURLINGTON STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0895227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

(609) 387-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BURL	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant on August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,637,817,686. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of February 28, 2020, there were 65,892,508 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2019 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are forward-looking statements. These forward-looking statements may relate to such matters as our future actions, including expected store openings, ongoing strategic initiatives and the intended results of those initiatives, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the events or results anticipated in these forward-looking statements as a result of a variety of factors, including each of the factors discussed in Item 1A, Risk Factors as well as risks and uncertainties discussed elsewhere in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual future events or results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Overview

We are a nationally recognized retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 727 stores as of February 1, 2020, inclusive of an internet store, in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of merchandise acquired directly from nationally recognized manufacturers and other suppliers.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries. We were organized in 2013 under the name Burlington Holdings, Inc. and currently exist as a Delaware corporation. Our indirect wholly-owned subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), was initially organized in 1972 as a New Jersey corporation, was reincorporated in 1983 in Delaware, and currently exists as a Florida corporation. We completed an initial public offering of our common stock in October 2013.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This is an annual report for the 52-week fiscal year ended February 1, 2020 (Fiscal 2019). The fiscal years ended February 2, 2019 (Fiscal 2018) and February 3, 2018 (Fiscal 2017) consisted of 52 weeks and 53 weeks, respectively.

Our Stores

Over 99% of our net sales are derived from stores we operate as Burlington Stores. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality, current, brand-name merchandise at everyday low prices.

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

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	47
AL	6	MA	17	OH	28
AR	6	MD	18	OK	7
AZ	13	ME	2	OR	4
CA	82	MI	18	PA	34
CO	10	MN	9	PR	12
CT	12	MO	9	RI	5
DE	3	MS	3	SC	10
FL	56	NC	17	SD	1
GA	23	ND	1	TN	9
IA	3	NE	4	TX	81
ID	2	NH	4	UT	8
IL	37	NJ	37	VA	20
IN	14	NM	3	WA	12
KS	5	NV	9	WI	10
KY	6

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 727 stores, inclusive of an internet store, as of February 1, 2020. If we identify appropriate locations, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. We have identified numerous market opportunities that we believe will allow us to operate at least 1,000 stores over the long-term. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Stores (beginning of period)	675	629	592
Stores opened(a)(b)	60	56	43
Stores closed(a)	(8)	(10)	(6)
Stores (end of period)	727	675	629

(a)	Exclusive of relocations.
(b)	Stores opened during Fiscal 2019 had an average size of 42,000 square feet.

Distribution and Warehousing

We have four distribution centers that shipped approximately 98% of merchandise units to our stores in Fiscal 2019. The remaining 2% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California and Redlands, California. These four distribution centers occupy an aggregate of 2,884,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease for an additional distribution center in Riverside, California occupying approximately 900,000 square feet, which is expected to become operational during Fiscal 2020.

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

In addition, as of February 1, 2020, we occupied approximately 180,000 square feet of space at a third-party logistics center in Plainfield, Indiana to support our e-commerce business.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We offer our customers special services in most of our stores, such as layaway, to enhance the convenience of their shopping experience.

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

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, excellent product availability, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 2% of our net purchases during Fiscal 2019, Fiscal 2018 or Fiscal 2017. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2019(a)	Fiscal 2018(a)	Fiscal 2017(a)
Women’s ready-to-wear apparel	22%	23%	23%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	20%
Youth apparel/baby	16%	16%	16%
Home	15%	15%	14%
Coats	5%	5%	5%

(a)	Percentages may not foot due to rounding.

E-Commerce

We employ an online strategy focused on increasing awareness of the breadth of our merchandise selection, great brands and values, as well as driving traffic to our stores. We execute our strategy through our website and through social media platforms such as Facebook and Twitter. We are in the process of winding down the sales of merchandise (other than gift cards) from our website. The website will transition from an e-commerce platform to an engaging online site filled with inspirational content, showcasing the great finds found in our stores at a great value. Merchandise sold directly from our website represented approximately 0.5% of our total sales in Fiscal 2019.

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

Private Label Credit Card

During Fiscal 2019, we launched a private label credit card program. The program has been rolled out to all of our stores. We believe this program has the potential to deepen customer loyalty, inform customer contact strategies, and drive increases in trip frequency and transaction size.

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

Competition

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete for business with department stores, off-price retailers, specialty stores, online retailers, discount stores, wholesale clubs, and outlet stores, as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our stores.

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

Employees

As of February 1, 2020, we employed approximately 47,000 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of February 1, 2020, employees at one of our stores were subject to a collective bargaining agreement.

Available Information

We are subject to the reporting requirements of the Exchange Act. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize our website and/or various social media sites to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in the Company to review the information posted on our website, as well as the following social media channels: Facebook (https://www.facebook.com/BurlingtonStores) and Twitter (https://twitter.com/burlington). Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at www.burlingtoninvestors.com.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas, including taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war, and public health issues such as pandemics or epidemics could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

Concerns are rapidly growing about the outbreak of a novel strain of coronavirus (COVID-19) that was first reported in China in December 2019. Since then, the virus has spread to over 100 countries, including the U.S. The number of people ill with or dying of a viral pneumonia caused by the virus is rising rapidly, despite quarantines of millions of people and other measures to try to stop it or slow its spread. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which may adversely affect traffic to our stores.  Any significant reduction in customer visits to, and spending at, our stores caused by COVID-19 would result in a loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

We face increased competition from other retailers that could adversely affect our business.

The retail sector is highly competitive, and retailers are constantly adjusting their business models, promotional activities and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retail categories, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth. We intend to open 54 net new stores in 2020, while refreshing, remodeling or relocating a portion of our existing store base annually. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

Notably, as we continue to evolve our off-price model, we plan on more effectively chasing the sales trend, making greater investments in our merchandising capabilities, operating with leaner inventories, improving operational flexibility, and challenging expenses, among other things. Executing these initiatives while also maintaining the current pace of our expansion may place increased demands on our operational, managerial and administrative resources. These initiatives may require us to increase the number of merchants and other associates we employ, modify how we manage our liquidity and inventory, as well as to monitor and upgrade our management information and other systems and our distribution infrastructure.

 We may not be able to successfully execute our growth and other strategies on a timely basis or at all. If we fail to implement these strategies successfully, if we cannot keep up with the pace required for execution, or if these strategies do not yield the desired outcomes, our financial condition and results of operations would be adversely affected.

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

 In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we execute inventory localization initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our reputation.

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather, natural disasters, epidemics or pandemics (including COVID-19) or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues (including strikes or threats of strikes and scarcity of labor) or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our reputation.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance and reputation.

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

 Customers may also have expectations about how they shop in stores, or more generally engage with businesses across different channels or media (through internet-based and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Failure to effectively meet these changing expectations and demands, including any failure of the planned transformation of our e-commerce platform, may adversely impact our reputation and our financial results.

Many stakeholders, including investors, customers, consumers and others, have increasingly focused on sustainability matters. If we do not (or are perceived not to) act responsibly with respect to any sustainability matters, our reputation could be harmed, which could negatively impact our business and results of operations.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, if our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, or if we cannot optimize our existing stores, our growth strategy and profitability could be negatively impacted.

We lease substantially all of our store locations. Most of our current leases expire at various dates after ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate a particular lease if or when we would like to close a particular store. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and performing any of these obligations may be expensive. When we assign leases or sublease space to third parties, we may remain liable on the lease obligations, which could lead to significant expense if the assignee or sublessee does not perform. In addition, when the lease terms for the stores in our ongoing operations expire, our ability to renew such expiring leases on commercially acceptable terms or, if such leases cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will each depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective lessors. As we renew and replace our store leases, we also strive to optimize the size of our existing stores to ensure maximum space utilization, which frequently means adjusting operations to accommodate smaller space through alternative floor plans and inventory turn optimization.

In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund some of our expansion through cash flow from operations, lease incentives from our lessors, and, if necessary, by borrowings under our line of credit. If we experience a decline in performance or lease payment allowances from our lessors become unavailable, we may slow or discontinue store openings, relocations, refreshes and/or remodels.

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

Extreme weather conditions in the areas in which our stores or distribution centers are located – especially in areas with a high concentration of our stores – could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or employees to travel to our stores. In addition, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances also could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores.  Finally, if the COVID-19 pandemic continues to grow within the U.S., we may decide or be required to temporarily close a significant number of our stores in various affected areas, which could have a material adverse effect on our business and results of operations.

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

The loss of executives or other key personnel or our failure to facilitate senior management smooth transitions may disrupt our business and adversely affect our financial results.

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

In Fiscal 2019, we experienced significant transitions among the Company’s senior management with the appointment of a new Chief Executive Officer and a new Chief Financial Officer. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to these key personnel and others could adversely affect our strategic planning and execution and negatively affect our business, financial condition and results of operations. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the workforce could be disrupted.

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

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit, hedging instruments and other vital matters. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress of such third parties.

If any of the third parties with which we do business become subject to bankruptcy, receivership or similar insolvency proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurances that we would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.

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

•

disease epidemics, pandemics (including COVID-19), outbreaks and other health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

Over the past couple years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we continue to evaluate the impact of the effective and any additional proposed tariffs on our supply chain, costs, sales and profitability. Given the uncertainty regarding the scope and duration of the tariffs on Chinese goods, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain, and we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

Finally, if the COVID-19 pandemic continues to grow, our import supply chain could experience severe delays due to closed factories and/or reduction in processing capacity as a result of workers not being able to return back to work or other labor shortages, which could cause disruptions in our business, a loss of sales and profits, and other adverse effects.

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

As described above, the protection of customer, employee, vendor and Company data is critical to our business. As the regulatory environment relating to retailers’ and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and evolving requirements applicable to our business, compliance with those requirements could result in additional costs; could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans; and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. Notably, on January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective. The CCPA requires certain companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of California residents whose data is stored to know specifically what data types each company has collected on them and, if they so choose, the right to demand that such companies delete their data. While we believe we have sufficient measures in place to comply with our obligations under the CCPA, failure to comply with its requirements could result in civil penalties, and it additionally provides a private right of action that allows consumers to seek, either individually or as a class, statutory or actual damages and injunctive and other relief, if their sensitive personal information is subject to unauthorized access and exfiltration, theft or disclosure as a result of a business’s failure to implement and maintain required reasonable security procedures. Compliance with the CCPA and other similar laws will likely increase the costs of doing business, especially if we face differing regulatory requirements across multiple jurisdictions and/or a lack of adequate regulatory guidance. New legislation or regulations such as the CCPA, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could also result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

Various governmental authorities in the jurisdictions where we do business regulate the safety of the merchandise we sell to consumers. Regulations and standards in this area, including those related to the U.S. Consumer Product Safety Improvement Act of 2008, state regulations like California’s Proposition 65, and similar legislation, impose restrictions and requirements on the merchandise we sell in our stores. These regulations change from time to time as new federal, state or local regulations are enacted. If we or our merchandise vendors are unable to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which could have a material adverse effect on our financial results.

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

Difficulty complying with existing laws, rules, regulations and local codes, or changes in existing laws, rules, regulations and local codes, could negatively affect our business operations and financial performance.

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

We rely on advertising to increase consumer awareness of our product offerings and pricing to drive traffic to our stores. In addition, we rely and will increasingly rely on other forms of media advertising, including digital, social media and e-marketing. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Our advertising and marketing programs may not be successful if we do not:

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

We are subject to various legal and regulatory proceedings relating to our business, certain of which may involve jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, such as representative claims under the California Private Attorneys’ General Act and class action litigation brought under various consumer protection, employment, and privacy and information security laws, including wage and hour lawsuits alleging employee misclassification as discussed in Note 17 to our Consolidated Financial Statements, “Commitments and Contingencies.” Accruals are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that we devote substantial time and expense to defend our Company. Unfavorable rulings could result in a material adverse impact on our business, financial condition or results of operations.

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

As of February 1, 2020, our obligations include $957.5 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility). We had no outstanding balance on our $600.0 million asset-based lending facility (ABL Line of Credit) as of February 1, 2020. Our debt obligations also include $50.1 million of finance lease obligations as of February 1, 2020. Estimated cash required to make interest payments for these debt obligations amounts to approximately $44.7 million for the fiscal year ending January 30, 2021.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by British Bankers’ Association, or (the BBA), in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting, over-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced an alternative to U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (SOFR). Whether or not SOFR attains market traction as a LIBOR alternative or replacement for U.S. dollar-denominated instruments remains in question and future of LIBOR at this time is uncertain. To address a potential transition away from LIBOR, the Term Loan Facility and ABL Line of Credit agreements each provide for an agreed upon methodology to amend such agreements to substitute LIBOR with an agreed replacement rate, subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period. However, there is no guarantee that any such replacement rate would be agreed by the applicable agents and lenders or that such consents would be obtained, and in such event we would be required to pay a rate of interest higher than expected on the amount owed under such agreements where the interest rate is subject to LIBOR. We have also entered into LIBOR‑based interest rate swap agreements to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. Any replacement of LIBOR as the basis on which interest on our floating-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2019, our stock price fluctuated from a high of $236.02 to a low of $136.30. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

•	limit the ability of stockholders to remove directors only for cause and only upon the affirmative vote of at least 75% of the outstanding shares of our common stock;
•	prohibit stockholders from calling special meetings of stockholders;
•	provide that the Board of Directors is expressly authorized to alter or repeal our amended and restated bylaws; and
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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We own the land and/or buildings for 36 of our stores and have leases for 690 of our stores. Our new stores are generally leased for an initial term of ten to fifteen years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California	2006	758,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)(b)	2020	900,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased

(a)	Inclusive of corporate offices.
(b)	The lease for this distribution center was signed during Fiscal 2018.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey distribution center and an office facility. We lease approximately 35,000 square feet of office space in New York City (east coast buying office), and we are relocating our 10,000 square feet of office space in Los Angeles, California (west coast buying office) to a larger space consisting of approximately 25,000 square feet.

Item 3.	Legal Proceedings

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 17 to our Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.”

Holders

As of February 28, 2020, we had 277 holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from January 31, 2015 through February 1, 2020, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020
Burlington Stores, Inc.	$100.00	$107.70	$162.18	$232.01	$344.50	$435.90
S&P 500 Index	$100.00	$97.26	$115.02	$138.45	$135.67	$161.68
S&P Retailing Index	$100.00	$115.56	$135.54	$189.60	$203.54	$243.26

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended February 1, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 3, 2019 through November 30, 2019	80,462	$202.70	73,731	$466,615
December 1, 2019 through January 4, 2020	236,574	$224.90	236,145	$413,505
January 5, 2020 through February 1, 2020	77,133	$227.43	65,653	$398,546
Total	394,169		375,529

(1)

The number of shares purchased between November 3, 2019 and November 30, 2019, between December 1, 2019 and January 4, 2020 and between January 5, 2020 and February 1, 2020 include 6,731 shares, 429 shares and 11,480 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which was completed during the fourth quarter of Fiscal 2019. On August 14, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. For a further discussion of our share repurchase programs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2019, Fiscal 2018 and Fiscal 2017 and for the fiscal years ended January 28, 2017 (Fiscal 2016) and January 30, 2016 (Fiscal 2015) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended (1)
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
	(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$7,261,243	$6,643,051	$6,084,766	$5,566,038	$5,098,932
Net income	$465,116	$414,745	$384,852	$215,873	$150,482
Net income per common share—basic:	$7.05	$6.21	$5.64	$3.06	$2.03
Net income per common share—diluted:	$6.91	$6.04	$5.48	$3.01	$1.99
Consolidated Balance Sheet Data (end of the period):
Inventory	$777,248	$954,183	$752,562	$701,891	$783,528
Total assets	$5,593,859	$3,079,172	$2,812,829	$2,574,483	$2,571,813
Long term debt	$1,001,723	$983,643	$1,113,808	$1,128,843	$1,295,163
Stockholders’ equity (deficit)	$528,149	$322,710	$86,774	$(49,812)	$(99,022)
Other Financial Data:
Adjusted Net Income(2)	$498,784	$442,540	$405,753	$232,268	$174,555
Adjusted EBITDA(3)	$883,905	$792,215	$696,066	$584,562	$484,029
Comparable store sales growth(4)	2.7%	3.2%	3.4%	4.5%	2.1%
Gross margin rate	41.8%	41.8%	41.5%	40.8%	40.0%
Store payroll as a percentage of net sales	8.6%	8.5%	8.5%	8.5%	8.6%
Cash flow increase (decrease)	$275,500	$(26,930)	$51,689	$60,682	$(4,434)
Working capital (deficit)(5)	$(51,112)	$2,276	$(46,998)	$(96,310)	$18,594
Number of stores	727	675	629	592	567
Gross square footage (in thousands)	47,449	46,773	45,693	44,736	43,468
Selling square footage (in thousands)	31,997	32,898	33,305	34,234	33,230

(1)	Fiscal 2019, Fiscal 2018, Fiscal 2016 and Fiscal 2015 consisted of 52 weeks. Fiscal 2017 consisted of 53 weeks.
(2)

We define Adjusted Net Income as net income, exclusive of the following items: (i) net favorable lease costs, (ii) costs related to debt amendments and secondary offerings, (iii) stock option modification expense, (iv) loss on extinguishment of debt, (v) impairment charges, (vi) advisory fees, (vii) amounts related to certain litigation and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income. For further discussion of Adjusted Net Income, including a reconciliation of Adjusted Net Income to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(3)

We define Adjusted EBITDA as net income, exclusive of the following items: (i) interest expense, (ii) interest income, (iii) loss on extinguishment of debt, (iv) income tax expense (benefit), (v) depreciation and amortization, (vi) impairment charges, (vii) advisory fees, (viii) stock option modification expense, (ix) costs related to debt amendments and secondary offerings, (x) amounts related to certain litigation and (xi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains. For further discussion of Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

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

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with “Item 6, Selected Financial Data” and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth under the caption above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this Annual Report.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 727 stores as of February 1, 2020, inclusive of an internet store, in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Overview of Fiscal 2019 Operating Results

Highlights from Fiscal 2019 compared with Fiscal 2018 include the following:

•	We generated total revenues of $7,286.4 million compared with $6,668.5 million.
•	Net sales improved $618.2 million to $7,261.2 million. Comparable store sales increased 2.7%.
•

Gross margin as a percentage of net sales remained consistent at 41.8%. Product sourcing costs, which are included in selling, general and administrative expenses, remained flat as a percentage of net sales. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

•	Selling, general and administrative expenses as a percentage of net sales increased to 30.7% compared with 30.4%.
•	We earned net income of $465.1 million compared with $414.7 million, an increase of $50.4 million.
•	Adjusted Net Income (as defined in the section below entitled “Key Performance Measures”), exclusive of management transition costs, improved $56.2 million to $498.8 million.
•	Adjusted EBITDA (as defined in the section below entitled “Key Performance Measures”), exclusive of management transition costs, improved $91.7 million to $883.9 million.
•	Adjusted EBIT (as defined in the section below entitled “Key Performance Measures”), exclusive of management transition costs, improved $73.1 million to $673.6 million.

Store Openings, Closings and Relocations

During Fiscal 2019, we opened 76 new stores, inclusive of 16 relocations, and closed eight stores, exclusive of the aforementioned relocations, bringing our store count as of February 1, 2020 to 727 stores, inclusive of an internet store. We will wind down operations of the internet store during Fiscal 2020. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending January 30, 2021 (Fiscal 2020), we plan to open approximately 54 net new stores, which includes approximately 80 gross new stores, along with approximately 26 store relocations and closings.

Ongoing Initiatives for Fiscal 2020

We continue to focus on a number of ongoing initiatives aimed at driving merchandise value and increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include:

•	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•

More Effectively Chasing the Sales Trend. We are planning a more conservative comparable stores sales growth, holding and controlling liquidity, closely analyzing the sales trend by business, and being ready to chase that trend. We believe that these actions should not only enable us to more effectively chase the trend, but they will also allow us to take more advantage of great opportunistic buys.

•

Making a Greater Investment in Merchandising Capabilities. We intend to invest in incremental headcount, especially in growing or under-developed businesses, training and coaching, improved tools and reporting, and other forms of merchant support. We believe that these investments should improve our ability to develop vendor relationships, source great merchandise buys, more accurately assess value, and better forecast and chase the sales trend.

•

Operating with Leaner Inventories. We are planning to carry less inventory going forward, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values within the racks. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.

•

Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand the depth and breadth of certain existing categories, such as ladies’ apparel, children’s products, bath and cosmetic merchandise, housewares, décor for the home and beauty as we continue to de-weather our business, and maintain the flexibility to introduce new categories as we expand our merchandising capabilities.

•	Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We have identified numerous market opportunities that we believe will allow us to operate at least 1,000 stores over the long term.

•

Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings with a specific focus on maximizing sales while achieving attractive unit economics and returns. This focus is demonstrated by the fact that more than 98% of our existing stores had positive Adjusted EBIT for Fiscal 2019. By focusing on opening stores with attractive unit economics, we believe that we are able to achieve attractive returns on capital and continue to grow our margins. We believe that as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

•

Enhancing the Store Experience Through Store Remodels and Relocations. We continue to invest in store remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience. During Fiscal 2019, we remodeled 28 of our stores and relocated 16 stores. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space, enhanced certain departments such as home and accessories and made various other improvements as appropriate by location.

•	Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•

Improving Operational Flexibility. Our store and supply chain teams must continue to respond to the challenge of becoming more responsive to the sales chase, enhancing their ability at flexing up and down based on trends. Their ability to appropriately flex based on the ongoing trends allows us to maximize leverage on sales, regardless of the trend.

•

Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, as we plan to carry less inventory in our stores, we expect to drive faster turns, which in turn will reduce the amount of markdowns taken.

•

Enhancing Purchasing Power. We believe that increasing our store footprint and expanding our west coast buying office provides us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•

Challenging Expenses to Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, by more conservatively planning our comparable store sales growth, we are forcing even tighter expense control. We believe that this should put us in a strong position to drive operating leverage on any sales ahead of the plan. Additionally, we plan to continue challenging the processes and operating norms throughout the organization with the belief that this will lead to incremental efficiency improvements and savings.

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

A slowdown in the U.S. economy, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including taxes and healthcare. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the recent outbreak of a novel strain of coronavirus (COVID-19), could lead to a decrease in spending by consumers. We are continuing to monitor and assess the effects of the COVID-19 outbreak on our operations. In addition, natural disasters, industrial accidents, acts of war in various parts of the world and public health issues could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Competition and Margin Pressure. We believe that in order to remain competitive with retailers, including off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount to prices offered by other retailers as well as an assortment of merchandise that is appealing to our customers.

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

Net income. We earned net income of $465.1 million during Fiscal 2019 compared with net income of $414.7 million during Fiscal 2018. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in our selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) costs related to debt amendments; (iii) stock option modification expense; (iv) loss on extinguishment of debt; (v) impairment charges; and (vi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

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

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) stock option modification expense; (vii) net favorable lease costs; (viii) costs related to debt amendments; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist investors and management in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods. Additionally, Adjusted Net Income per share (subject to further adjustment by the Compensation Committee of the board of directors) is used for purposes of determining 50% of the awards made under our corporate annual incentive plan.

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

During Fiscal 2019, Adjusted Net Income, exclusive of management transition costs, improved $56.2 million to $498.8 million. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in our selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
Reconciliation of net income to Adjusted Net Income:
Net income	$465,116	$414,745	$384,852
Net favorable lease costs (a)	35,761	26,081	23,325
Costs related to debt amendments (b)	(375)	2,496	2,262
Stock option modification expense (c)	—	—	142
Loss on extinguishment of debt (d)	—	1,823	2,881
Impairment charges (e)	4,315	6,844	2,127
Tax effect (f)	(10,083)	(9,449)	(9,836)
Adjusted Net Income	494,734	442,540	405,753
Management transition costs, net of tax effect (g)	4,050	—	—
Adjusted Net Income, exclusive of management transition costs	$498,784	$442,540	$405,753

(a)

Net favorable lease costs represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statement of Income for Fiscal 2019.  These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income for Fiscal 2018 and Fiscal 2017.

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
(d)

For Fiscal 2018, amounts relate to the refinancing of our Term Loan Facility, the $150.0 million prepayment on the Term Loan Facility and an amendment to our Second Amended and Restated Credit Agreement, dated September 2, 2011 governing our ABL Line of Credit (the ABL Credit Agreement). For Fiscal 2017, amounts relate to the repricing and extension of our Term Loan Facility.

(e)	Represents impairment charges on long-lived assets.
(f)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, for the tax impact of items (a) through (e).
(g)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

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

During Fiscal 2019, Adjusted EBITDA, exclusive of management transition costs, improved $91.7 million to $883.9 million. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
Reconciliation of net income to Adjusted EBITDA:
Net income	$465,116	$414,745	$384,852
Interest expense	50,826	55,990	58,777
Interest income	(1,720)	(406)	(206)
Loss on extinguishment of debt (a)	—	1,823	2,881
Costs related to debt amendments (b)	(375)	2,496	2,262
Stock option modification expense (c)	—	—	142
Depreciation and amortization (d)	246,109	217,884	201,103
Impairment charges (e)	4,315	6,844	2,127
Income tax expense	115,409	92,839	44,128
Adjusted EBITDA	879,680	792,215	696,066
Management transition costs (f)	4,225	—	—
Adjusted EBITDA, exclusive of management transition costs	$883,905	$792,215	$696,066

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
(d)

Includes $35.4 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Consolidated Statement of Income for Fiscal 2019. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statement of Income for Fiscal 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income for Fiscal 2018 and Fiscal 2017.

(e)	Represents impairment charges on long-lived assets.
(f)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

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

During Fiscal 2019, Adjusted EBIT, exclusive of management transition costs, improved $73.1 million to $673.6 million. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
Reconciliation of net income to Adjusted EBIT:
Net income	$465,116	$414,745	$384,852
Interest expense	50,826	55,990	58,777
Interest income	(1,720)	(406)	(206)
Loss on extinguishment of debt (a)	—	1,823	2,881
Costs related to debt amendments (b)	(375)	2,496	2,262
Stock option modification expense (c)	—	—	142
Net favorable lease costs (d)	35,761	26,081	23,325
Impairment charges (e)	4,315	6,844	2,127
Income tax expense	115,409	92,839	44,128
Adjusted EBIT	669,332	600,412	518,288
Management transition costs (f)	4,225	—	—
Adjusted EBIT, exclusive of management transition costs	$673,557	$600,412	$518,288

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
(d)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statement of Income for Fiscal 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statements of Income for Fiscal 2018 and Fiscal 2017.

(e)	Represents impairment charges on long-lived assets.
(f)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers. This metric is also used for purposes of determining 50% of the awards made under our corporate annual incentive plan.

We define comparable store sales as sales of those stores, including our online store, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. The table below depicts our comparable store sales during Fiscal 2019, Fiscal 2018 and Fiscal 2017, all of which are calculated on a 52-week basis.

Comparable Store Sales
Fiscal 2019	2.7%
Fiscal 2018	3.2%
Fiscal 2017	3.4%

Various factors affect comparable store sales, including weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales remained consistent at 41.8% during Fiscal 2019. Increased merchandise margin was offset by higher freight costs.

Inventory. Inventory at February 1, 2020 decreased to $777.2 million from $954.2 million at February 2, 2019. This decrease was primarily related to our pack-and hold inventory levels, which were 26% of total inventory at the end of Fiscal 2019 compared to 30% at the end of Fiscal 2018, as well as a 15% decrease in comparable store inventory and a decrease in short stay inventory. These decreases were partially offset by our 52 net new stores opened since February 2, 2019.

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

 Inventory turnover is calculated by dividing cost of goods sold by the 13-month average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 6% during Fiscal 2019, compared with Fiscal 2018.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. The calculation is based on a rolling 13-month average of inventory (at estimated retail value) and the last 12 months’ comparable store sales. Our comparable store inventory turnover rate improved approximately 13% during Fiscal 2019 compared with Fiscal 2018.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.6% during Fiscal 2019, compared with 8.5% during Fiscal 2018.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, increased $275.5 million during Fiscal 2019, compared with a decrease of $26.9 million during Fiscal 2018. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
Net sales	100.0%	100.0%	100.0%
Other revenue	0.4	0.4	0.4
Total revenue	100.4	100.4	100.4
Cost of sales	58.2	58.2	58.5
Selling, general and administrative expenses	30.7	30.4	30.6
Costs related to debt amendments	(0.0)	0.0	0.0
Stock option modification expense	—	—	0.0
Depreciation and amortization	2.9	3.3	3.3
Impairment charges - long-lived assets	0.1	0.1	0.0
Other income - net	(0.2)	(0.2)	(0.1)
Loss on extinguishment of debt	—	0.0	0.0
Interest expense	0.7	0.8	1.0
Total costs and expenses	92.4	92.6	93.3
Income before income tax expense	8.0	7.8	7.1
Income tax expense	1.6	1.4	0.7
Net income	6.4%	6.4%	6.4%

Performance for Fiscal Year Ended February 1, 2020 (Fiscal 2019) Compared with Fiscal Year Ended February 2, 2019 (Fiscal 2018)

Net sales

Net sales improved $618.2 million, or 9.3%, to $7,261.2 million, driven by the following:

•	an increase of $503.3 million from our new and non-comparable stores; and
•	an increase in comparable store sales of $172.8 million, to $6,537.9 million; partially offset by
•	a $57.9 million decrease related to the net impact of permanently closed stores and other sales adjustments.

Cost of sales

Cost of sales as a percentage of net sales remained consistent at 58.2% during Fiscal 2019. Increased merchandise margins were offset by higher freight costs. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income, remained flat as a percentage of net sales. On a dollar basis, cost of sales increased $360.6 million, or 9.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased 30 basis points during Fiscal 2019. The following table details selling, general and administrative expenses for Fiscal 2019 compared with Fiscal 2018:

	(in millions)
	Fiscal Year Ended
	February 1, 2020	Percentage of Net Sales	February 2, 2019	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,462.5	20.1%	$1,336.3	20.1%	$126.2	9.4%
Product sourcing costs	339.1	4.7	313.3	4.7	25.8	8.2
Corporate costs	214.4	3.0	200.9	3.0	13.5	6.7
Marketing and strategy costs	86.1	1.2	89.5	1.4	(3.4)	(3.8)
Favorable lease cost	35.4	0.5	—	—	35.4	N/A
Other selling, general and administrative expenses	90.7	1.2	78.7	1.2	12.0	15.2
Selling, general and administrative expenses	$2,228.2	30.7%	$2,018.7	30.4%	$209.5	10.4%

The increase in selling, general and administrative expenses as a percentage of sales was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, which resulted in a 50 basis point increase. This increase was partially offset by a 20 basis point improvement in our national television advertising and direct marketing efforts. Store related costs remained consistent, due to a 10 basis point improvement in store occupancy costs, offset by a 10 basis point increase in store payroll.

Costs related to debt amendments

During Fiscal 2018, we recorded total estimated costs related to debt amendments of $2.5 million, primarily as a result of the repricing of our Term Loan Facility. During Fiscal 2019, we reversed $0.4 million of this estimated expense based on actual expenses incurred.

Depreciation and amortization

Depreciation and amortization expense amounted to $210.7 million during Fiscal 2019, primarily related to the depreciation of fixed assets, compared with $217.9 million during Fiscal 2018, primarily related to the depreciation of fixed assets and the amortization of favorable leases. The decrease was primarily driven by the reclassification of favorable lease cost from depreciation and amortization expense to selling, general and administrative expense as a result of adopting ASU 2016-02, partially offset by our capital expenditures related to new and non-comparable stores.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $4.3 million and $6.8 million during Fiscal 2019 and Fiscal 2018, respectively. We recorded impairment charges related to store-level assets for two stores as well as the online store during Fiscal 2019, and eight stores during Fiscal 2018. Refer to Note 6 to our Consolidated Financial Statements, “Impairment Charges,” for further discussion.

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

Other income, net

Other income, net (consisting of stored value card breakage income, gains and losses on disposition of assets, gains and losses on insurance proceeds and other miscellaneous items) improved $5.5 million to $16.5 million during Fiscal 2019. The improvement in other income was primarily driven by gains on insurance recoveries.

Loss on extinguishment of debt

During Fiscal 2018, we recorded a loss on extinguishment of debt of $1.8 million related to transactions associated with our Term Loan Facility and ABL Credit Agreement. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details regarding our debt transactions. There were no debt extinguishments during Fiscal 2019.

Interest expense

Interest expense improved $5.2 million to $50.8 million. The improvement was primarily driven by the $150 million paydown and repricing of our Term Loan Facility during Fiscal 2018. Refer to Note 7, “Long Term Debt,” to our Consolidated Financial Statements for further details on our debt transactions.

Our average interest rates and average balances related to our ABL Line of Credit and our Term Loan Facility for Fiscal 2019 compared with Fiscal 2018 are summarized in the table below:

	Fiscal Year Ended
	February 1,	February 2,
	2020	2019
Average interest rate – ABL Line of Credit	3.7%	3.4%
Average interest rate – Term Loan Facility	4.2%	4.4%
Average balance – ABL Line of Credit (in millions)	$81.5	$83.9
Average balance – Term Loan Facility (in millions) (a)	$961.4	$1,015.8

(a)	Excludes original issue discount

Income tax expense

Income tax expense was $115.4 million for Fiscal 2019 compared with $92.8 million for Fiscal 2018. The effective tax rate was 19.9% related to pretax income of $580.5 million for Fiscal 2019, and 18.3% related to pretax income of $507.6 million for Fiscal 2018. The lower tax rate in the prior year was primarily related to the impact of the changes to New Jersey tax law enacted during the second quarter of Fiscal 2018.

Net income

We earned net income of $465.1 million during Fiscal 2019 compared with net income of $414.7 million for Fiscal 2018. This improvement was primarily driven by our improved gross margin dollars, partially offset by an increase in our selling, general and administrative expenses.

Performance for Fiscal Year Ended February 2, 2019 (Fiscal 2018) Compared with Fiscal Year Ended February 3, 2018 (Fiscal 2017)

For a discussion related to Fiscal 2018 performance compared to Fiscal 2017 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Fiscal 2018 10-K).

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

Cash Flows

Cash Flows for Fiscal 2019 Compared with Fiscal 2018

We generated $275.5 million of cash flows during Fiscal 2019 compared with a use of $26.9 million during Fiscal 2018.

Net cash provided by operating activities amounted to $891.7 million and $639.7 million during Fiscal 2019 and Fiscal 2018, respectively. The increase in our operating cash flows was primarily driven by our improved operating results and changes in working capital.

Net cash used in investing activities was $324.6 million and $298.5 million during Fiscal 2019 and Fiscal 2018, respectively. This change was primarily the result of an increase in capital expenditures related to a new distribution center and our store expenditures (new stores, remodels and other store expenditures).

Net cash used in financing activities was $291.6 million during Fiscal 2019 compared to $368.1 million during Fiscal 2018. This change was primarily driven by an increase in the value of share repurchases, partially offset by a decrease in net payments on our debt and increased proceeds from stock option exercises.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had a working capital deficit at February 1, 2020 of $51.1 million compared with working capital of $2.3 million at February 2, 2019. The decrease in working capital was primarily related to our adoption of ASU 2016-02, which resulted in adding a portion of the new lease liability to current liabilities, as well as a decrease in merchandise inventories. This was partially offset by an increase in cash and a decrease in accounts payable.

For a discussion of our cash flows for Fiscal 2018 compared to Fiscal 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2018 10-K.

Capital Expenditures

For Fiscal 2019, cash spend for capital expenditures, net of $56.3 million of landlord allowances and $5.1 million of insurance recoveries related to property and equipment, amounted to $268.9 million. These capital expenditures include approximately $140 million, net of the previously mentioned landlord allowances and insurance recoveries, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of approximately $56 million to support our supply chain initiatives including a new distribution center, with the remaining capital to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $253.7 million, net of approximately $50.8 million of landlord allowances and $2.8 million of insurance recoveries related to property and equipment, during Fiscal 2018.

We estimate that we will spend approximately $400 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2020, including approximately $175 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $80 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 15, 2018, our Board of Directors authorized the repurchase of up to $300 million of common stock, which was completed during the fourth quarter of Fiscal 2019. On August 14, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021.These repurchase programs are funded using our available cash and borrowings on our ABL Line of Credit.

During Fiscal 2019, we repurchased 1,740,740 shares of common stock for $299.9 million, inclusive of commissions, under our share repurchase programs. As of February 1, 2020, we had $398.5 million remaining under our share repurchase authorizations.

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

Debt and Hedging

As of February 1, 2020, our obligations include $957.5 million, inclusive of original issue discount, under our Term Loan Facility. We had no outstanding balance on our ABL Line of Credit as of February 1, 2020. Our debt obligations also include $50.1 million of finance lease obligations as of February 1, 2020. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

At February 1, 2020, our borrowing rate related to the Term Loan Facility was 3.7%.

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor continuing to be 0.00%.

ABL Line of Credit

At February 1, 2020, we had $501.8 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during Fiscal 2019 amounted to $255.0 million. Average borrowings during Fiscal 2019 amounted to $81.5 million at an average interest rate of 3.7%.

Hedging

We were hedged on $800 million of our Term Loan Facility through May 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 1, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$961,415	$—	$—	$961,415	$—
Interest on debt obligations(2)	210,944	44,728	89,455	76,761	—
Finance lease obligations(3)	74,068	6,057	14,354	15,006	38,651
Operating lease obligations(4)	3,308,058	435,535	821,900	725,890	1,324,733
Purchase obligations(5)	921,242	921,242	—	—	—
Other(6)	848	848	—	—	—
Total	$5,476,575	$1,408,410	$925,709	$1,779,072	$1,363,384

(1)	Represents future principal payments on outstanding borrowings as of February 1, 2020.
(2)

Represents interest payments on (i) the outstanding balance of the Term Loan Facility, with an average interest rate of 4.2% during Fiscal 2019 and (ii) the average borrowings outstanding on our ABL Line of Credit during Fiscal 2019, with an average interest rate of 3.7% during Fiscal 2019.

(3)	Finance lease obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)

Represents commitments to purchase goods that have not been received as of February 1, 2020. The table above excludes estimated commitments for services used in our business of up to $105 million over the next five years.

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

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $20.1 million, inclusive of $12.0 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $53.1 million as of February 1, 2020.

As of February 1, 2020, insurance reserves amounted to $79.0 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Revenue Recognition. While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We record revenue at the time control of goods are transferred to the customer, which we determine to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Consolidated Statements of Income. We account for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other current liabilities” in our Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $3.0 million for Fiscal 2019.

Typically, estimates are used to record inventory shortage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted annually during the second or fourth quarters to calculate actual shortage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shortage may be identified as a result of the physical inventory counts, requiring adjustments. During the fourth quarter of Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recorded shortage adjustments of $1.9 million, $1.9 million and $1.8 million, respectively, as a result of actual shortage being less than what we had estimated throughout the year.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $79.0 million and $70.9 million at February 1, 2020 and February 2, 2019, respectively.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2019, Fiscal 2018 or Fiscal 2017. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate derivative contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We continue to have exposure to interest rate risks to the extent they are not hedged.

Off-Balance Sheet Arrangements

Other than operating leases consummated in the normal course of business (prior to our adoption of ASU 2016-02) and letters of credit, as more fully described above under the caption “Certain Information Concerning Contractual Obligations,” we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result of adopting ASU 2016-02, our operating leases are included in our Consolidated Balance Sheet for Fiscal 2019.

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

We manage our interest rate risk through the use of interest rate derivative contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On April 24, 2015, we entered into two interest rate cap contracts which were designated as cash flow hedges. These interest rate cap contracts had an aggregate notional principal amount of $800.0 million, cap rates of 1.0%, and matured on May 31, 2019.

On December 17, 2018, we entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap became effective on May 31, 2019. It has a notional principal amount of $450.0 million, a swap rate of 2.72%, and matures on December 29, 2023.

On November 2, 2018, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.50% to 1.00%, in the case of prime rate loans, and from 2.50% to 2.00%, in the case of LIBOR loans, with the LIBOR floor being reduced from 0.75% to 0.00%.

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor continuing to be 0.00%.

We have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contract.

At February 1, 2020, we had $961.4 million of floating-rate debt, exclusive of original issue discount. Based on $961.4 million outstanding as floating-rate debt, a one percentage point increase as of February 1, 2020 (after considering our interest rate swap contract), would cause an increase to cash interest expense of $5.2 million per year, resulting in $5.2 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur as of February 1, 2020, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in millions)
Floating Rate Debt	Principal Outstanding at February 1, 2020	Additional Interest Expense Q1 2020	Additional Interest Expense Q2 2020	Additional Interest Expense Q3 2020	Additional Interest Expense Q4 2020
Term Loan Facility (a)	$961.4	$1.3	$1.3	$1.3	$1.3
ABL Line of Credit	—	—	—	—	—
	$961.4	$1.3	$1.3	$1.3	$1.3

(a)	Principal balance represents carrying value of our Term Loan Facility exclusive of original issue discount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Burlington Stores, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2020, and February 2, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020, and February 2, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective February 3, 2019, the Company adopted Financial Accounting Standards Board (FASB) Update (ASU) 2016-12, Leases (Topic 842), using the alternative transition method, which does not require prior periods to be recast. See below for a critical audit matter related to the change in accounting principle.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Incremental Borrowing Rate Used in Adoption of Topic No. 842—Refer to Notes 1 and 2 to the financial statements (also see Change in Accounting Principle explanatory paragraph above)

Critical Audit Matter Description

The Company adopted the provisions of FASB ASU 2016-12 as of February 3, 2019. Accordingly, the Company recognized an operating lease liability of $2.1 billion based on the present value of its lease payments on the adoption date. The discount rates used in valuing the Company’s leases are not readily determinable and are based on the Company’s incremental borrowing rate (IBR) on a fully collateralized basis. The determination of the IBRs required management to make significant estimates and assumptions as to its use of the retail industry yield curve, credit profile adjustment, and estimate of the impact of collateral.

Given the determination of the IBRs required management to make significant estimates and assumptions relating to its use of the retail industry yield curve, credit profile adjustment, and estimate for the impact of collateral, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBRs that were used in the adoption of Topic 842 included the following:

•	We tested the effectiveness of controls over management’s review of methodology, inputs, and assumptions used in the determination of the IBRs.
•

With the assistance of our valuation specialists, we evaluated the methods and assumptions used by management to determine the IBRs, tested the reasonableness of the inputs used, and tested the mathematical accuracy of the IBR model.

Retail Inventory Method—Impact of Markdowns—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company values merchandise inventories at the lower of cost or market using the retail inventory method. Under this method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Merchandise inventories as of February 1, 2020, were $777.2 million.

The judgments involved in determining when to record markdowns can significantly impact the ending inventory valuation and the resulting gross profit. Given the significant judgments necessary to identify and record markdowns timely, performing audit procedures to evaluate the timeliness of markdowns involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of markdowns taken included the following, among others:

•	We tested the effectiveness of controls over inventory valuation, specifically those over the determination and execution of markdowns.
•	We made selections of markdowns recorded after year-end to determine if the selected markdowns should have been taken as of the year-end balance sheet date.
•	We made selections of markdowns recorded throughout the year to test the accuracy and timeliness of markdowns taken.
•	We developed an expectation for markdowns based on historical amounts recorded as a percentage of sales and compared our estimate to management’s recorded markdowns.

Parsippany, New Jersey
March 13, 2020

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
REVENUES:
Net sales	$7,261,243	$6,643,051	$6,084,766
Other revenue	25,155	25,428	25,277
Total revenue	7,286,398	6,668,479	6,110,043
COSTS AND EXPENSES:
Cost of sales	4,228,740	3,868,119	3,559,158
Selling, general and administrative expenses	2,228,178	2,018,737	1,863,501
Costs related to debt amendments	(375)	2,496	2,262
Stock option modification expense	—	—	142
Depreciation and amortization	210,720	217,884	201,103
Impairment charges - long-lived assets	4,315	6,844	2,127
Other income - net	(16,531)	(10,998)	(8,888)
Loss on extinguishment of debt	—	1,823	2,881
Interest expense	50,826	55,990	58,777
Total costs and expenses	6,705,873	6,160,895	5,681,063
Income before income tax expense	580,525	507,584	428,980
Income tax expense	115,409	92,839	44,128
Net income	$465,116	$414,745	$384,852

Net income per common share:
Common stock - basic	$7.05	$6.21	$5.64
Common stock - diluted	$6.91	$6.04	$5.48
Weighted average number of common shares:
Common stock - basic	65,943	66,812	68,286
Common stock - diluted	67,293	68,679	70,288

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)

Net income	$465,116	$414,745	$384,852
Other comprehensive (loss) income, net of tax:
Interest rate derivative contracts:
Net unrealized (losses) gains arising during the period	(16,606)	(3,080)	1,742
Reclassification into earnings during the period	1,259	1,354	3,562
Other comprehensive (loss) income, net of tax	(15,347)	(1,726)	5,304
Total comprehensive income	$449,769	$413,019	$390,156

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 1,	February 2,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$403,074	$112,274
Restricted cash and cash equivalents	6,582	21,882
Accounts receivable—net of allowance for doubtful accounts of $795 and $78, respectively	91,508	58,752
Merchandise inventories	777,248	954,183
Assets held for disposal	2,261	—
Prepaid and other current assets	136,698	124,809
Total current assets	1,417,371	1,271,900
Property and equipment—net	1,403,173	1,253,705
Operating lease assets	2,397,111	—
Tradenames	238,000	238,000
Favorable leases—net	731	164,324
Goodwill	47,064	47,064
Deferred tax assets	4,678	4,361
Other assets	85,731	99,818
Total assets	$5,593,859	$3,079,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$759,107	$848,561
Current operating lease liabilities	302,185	—
Other current liabilities	397,032	396,257
Current maturities of long term debt	3,577	2,924
Total current liabilities	1,461,901	1,247,742
Long term debt	1,001,723	983,643
Long term operating lease liabilities	2,322,000	—
Other liabilities	97,798	346,298
Deferred tax liabilities	182,288	178,779
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 79,882,506 shares and 79,224,669 shares, respectively;
Outstanding: 65,929,972 shares and 67,145,097 shares, respectively	7	7
Additional paid-in-capital	1,587,146	1,508,996
Accumulated earnings (deficit)	204,797	(260,919)
Accumulated other comprehensive loss	(18,960)	(3,613)
Treasury stock, at cost	(1,244,841)	(921,761)
Total stockholders' equity	528,149	322,710
Total liabilities and stockholders' equity	$5,593,859	$3,079,172

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
			(53 Weeks)
OPERATING ACTIVITIES
Net income	$465,116	$414,745	$384,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	210,720	217,884	201,103
Impairment charges—long-lived assets	4,315	6,844	2,127
Amortization of deferred financing costs	1,247	1,596	2,463
Accretion of long term debt instruments	813	754	1,048
Deferred income taxes	9,070	2,519	(30,727)
Non-cash loss on extinguishment of debt	—	1,823	2,881
Non-cash stock compensation expense	43,928	35,485	27,034
Non-cash lease expense	12,599	—	—
Non-cash rent	—	(25,568)	(24,689)
Cash received from landlord allowances	56,280	50,843	48,834
Changes in assets and liabilities:
Accounts receivable	(8,816)	3,482	(19,983)
Merchandise inventories	176,430	(201,621)	(50,671)
Prepaid and other current assets	(13,598)	(7,461)	(42,855)
Accounts payable	(90,899)	111,023	97,003
Other current liabilities	25,202	13,700	2,509
Other long term assets and long term liabilities	3,176	8,780	(2,109)
Other operating activities	(3,858)	4,825	8,430
Net cash provided by operating activities	891,725	639,653	607,250
INVESTING ACTIVITIES
Cash paid for property and equipment	(328,357)	(295,772)	(268,194)
Lease acquisition costs	(1,983)	(8,543)	—
Proceeds from insurance recoveries related to property and equipment	5,131	2,787	5,980
Proceeds from sale of property and equipment and assets held for sale	—	6,020	(3)
Other investing activities	611	(3,000)	9
Net cash (used in) investing activities	(324,598)	(298,508)	(262,208)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	1,294,400	1,220,200	1,215,500
Principal payments on long term debt—ABL Line of Credit	(1,294,400)	(1,220,200)	(1,215,500)
Proceeds from long term debt—Term B-5 Loans	—	—	1,114,207
Principal payments on long term debt—Term B-5 Loans	—	(152,793)	(2,793)
Principal payments on long term debt—Term B-4 Loans	—	—	(1,117,000)
Purchase of treasury shares	(323,080)	(228,874)	(289,777)
Proceeds from stock option exercises	34,222	16,306	9,173
Deferred financing costs	—	(2,439)	(1,188)
Other financing activities	(2,769)	(275)	(5,975)
Net cash (used in) financing activities	(291,627)	(368,075)	(293,353)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	275,500	(26,930)	51,689
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	134,156	161,086	109,397
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$409,656	$134,156	$161,086
Supplemental disclosure of cash flow information:
Interest paid	$47,071	$52,173	$49,092
Income tax payments - net	$110,588	$75,650	$109,581
Non-cash investing activities:
Accrued purchases of property and equipment	$62,814	$47,258	$31,279
Acquisition of finance leases	$19,875	$13,538	—

 See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at January 28, 2017	77,653,924	$7	$1,420,581	$(1,060,099)	$(7,191)	(7,473,211)	$(403,110)	$(49,812)
Net income	—	—	—	384,852	—	—	—	384,852
Stock options exercised	568,675	—	9,173	—	—	—	—	9,173
Shares used for tax withholding	—	—	—	—	—	(70,291)	(7,307)	(7,307)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(3,006,720)	(282,470)	(282,470)
Issuance of restricted shares, net of forfeitures of 33,263 restricted shares	199,348	—	—	—	—	—	—	—
Stock based compensation	—	—	27,034	—	—	—	—	27,034
Unrealized gains on interest rate cap contracts, net of related taxes of $1.7 million	—	—	—	—	1,742	—	—	1,742
Amount reclassified into earnings, net of related taxes of $2.4 million	—	—	—	—	3,562	—	—	3,562
Cumulative-effect adjustment	—	—	417	(417)	—	—	—	—
Balance at February 3, 2018	78,421,947	7	1,457,205	(675,664)	(1,887)	(10,550,222)	(692,887)	86,774
Net income	—	—	—	414,745	—	—	—	414,745
Stock options exercised	684,011	—	16,306	—	—	—	—	16,306
Shares used for tax withholding	—	—	—	—	—	(69,489)	(10,127)	(10,127)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,459,861)	(218,747)	(218,747)
Issuance of restricted shares, net of forfeitures of 25,504 restricted shares	118,711	—	—	—	—	—	—	—
Stock based compensation	—	—	35,485	—	—	—	—	35,485
Unrealized gains on interest rate cap contracts, net of related taxes of $1.2 million	—	—	—	—	(3,080)	—	—	(3,080)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,354	—	—	1,354
Balance at February 2, 2019	79,224,669	7	1,508,996	(260,919)	(3,613)	(12,079,572)	(921,761)	322,710
Net income	—	—	—	465,116	—	—	—	465,116
Stock options exercised	710,964	—	34,222	—	—	—	—	34,222
Shares used for tax withholding	—	—	—	—	—	(132,222)	(23,200)	(23,200)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,740,740)	(299,880)	(299,880)
Forfeiture of restricted shares, net of issuances of 1,759 restricted shares	(53,127)	—	—	—	—	—	—	—
Stock based compensation	—	—	43,928	—	—	—	—	43,928
Unrealized losses on interest rate derivative contracts, net of related taxes of $6.4 million	—	—	—	—	(16,606)	—	—	(16,606)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,259	—	—	1,259
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 1, 2020, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 727 retail stores, inclusive of an internet store, in 45 states and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of February 1, 2020, the Company operated stores under the names “Burlington Stores” (714 stores), “Cohoes Fashions” (2 stores), “Super Baby Depot” (2 stores), “MJM Designer Shoes” (8 stores) and 1 online store. Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 1, 2020 (Fiscal 2019) and February 2, 2019 (Fiscal 2018) each consisted of 52 weeks. The fiscal year ended February 3, 2018 (Fiscal 2017) consisted of 53 weeks.

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

Casualty Losses and Insurance Proceeds

As a result of the effects of certain weather-related incidents, 82 of the Company’s stores were closed for at least one day during Fiscal 2017. The Company incurred losses during Fiscal 2017 of (i) $5.4 million related to the net book values of merchandise inventories and (ii) $17.7 million related to the net book values of property and equipment and other long-lived assets, as well as repair and maintenance costs related to the clean-up of its stores. These costs were recorded in the line items “Cost of sales” and “Selling general and administrative expenses” on the Company’s Consolidated Statement of Income for the year ended February 3, 2018. The Company was insured at the selling price of the inventory and at replacement costs for the property and equipment and other long-lived assets, less a deductible. During Fiscal 2017, the Company received approximately $11.7 million of insurance proceeds to offset some of the losses. The Company allocated $6.0 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statements of Cash Flows during the year ended February 3, 2018.

During Fiscal 2019 and Fiscal 2018, the Company received $12.5 million and $9.3 million, respectively, of insurance proceeds related to these incidents. These proceeds resulted in a gain on insurance recovery of $8.1 million and $3.3 million, which is included in “Other income – net” on the Company’s Consolidated Statements of Income for Fiscal 2019 and Fiscal 2018, respectively. The Company allocated $5.1 million and $2.8 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statement of Cash Flows for Fiscal 2019 and Fiscal 2018, respectively.

The Company also incurred losses during Fiscal 2019 of $3.1 million related to several stores that sustained damages and were temporarily closed during the year. These losses primarily relate to merchandise held at these stores, and the losses are included in the line item “Cost of sales” in the Company’s Consolidated Statement of Income for Fiscal 2019.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $339.1 million, $313.3 million and $283.6 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $31.9 million, $30.5 million and $26.6 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, depending upon the expected useful life of the facility, and 3 to 15 years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $3.4 million, $3.9 million and $1.1 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $18.0 million and $15.7 million relating to these costs during Fiscal 2019 and Fiscal 2018, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2019, Fiscal 2018 or Fiscal 2017 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded impairment charges of $2.9 million and $0.8 million related to finite-lived intangible assets during Fiscal 2018 and Fiscal 2017, respectively. There were no impairment charges related to finite-lived intangible assets during Fiscal 2019. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2019, Fiscal 2018 or Fiscal 2017.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease and deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit). Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $14.6 million, $16.0 million and $14.5 million, during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income. Other assets also included purchased lease rights as of February 2, 2019. As a result of adopting Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), purchased lease rights are now included in the line item “Operating lease assets” as of February 1, 2020.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable and other miscellaneous items. Additionally, the current portion of straight line rent liability was included in other current liabilities as of February 2, 2019. As a result of adopting ASU 2016-02, the current portion of straight line rent liability is included in the line item “Current operating lease liabilities” as of February 1, 2020. Customer liabilities totaled $32.1 million and $33.7 million as of February 1, 2020 and February 2, 2019, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of February 1, 2020 and February 2, 2019 were:

	(in thousands)
	Fiscal Years Ended
	February 1, 2020	February 2, 2019
Short-term self-insurance reserve(a)	$34,817	$29,918
Long-term self-insurance reserve(b)	44,137	40,975
Total	$78,954	$70,893

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

Other Liabilities

As of February 1, 2020, other liabilities primarily consist of the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740). As of February 2, 2019, other liabilities primarily consist of deferred lease incentives, the long term portion of straight line rent liability, the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for leasehold improvements and for new and remodeled stores. These deferred lease incentives are amortized over the expected lease term, including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. As of February 2, 2019, deferred lease incentives included in the line item “Other liabilities” were $216.2 million. As a result of adoption of ASU 2016-02, deferred lease incentives are included in the line item “Operating lease assets” as of February 1, 2020.

Revenue Recognition

The Company records revenue at the time control of the goods are transferred to the customer, which the Company determines to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Other Revenue

Other revenue consists of service fees (layaway, shipping and handling, alteration, dormancy and other service charges), subleased rental income and rental income from leased departments as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
			(53 Weeks)
Service fees	$16,051	$15,836	$16,207
Subleased rental income and other	9,104	9,319	8,846
Rental income from leased departments	—	273	224
Total	$25,155	$25,428	$25,277

Rental income from leased departments resulted from arrangements at some of the Company’s stores where the Company granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and designer handbags. Rental income was based on an agreed upon percentage of the lease departments’ total revenues. The Company did not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. The Company no longer has any such arrangements as of the end of Fiscal 2019.

Private Label Credit Card

The Company has a private label credit card program, in which customers earn reward points for purchases made using the card. The Company reduces net sales for the dollar value of any points earned at the time of the initial transaction, and subsequently recognizes net sales at the time the points are redeemed or expired. The Company receives royalty revenue based on a percentage of all purchases made on the card, which is recognized at the time of the initial transaction. The Company also receives a fee for each card activated. Revenue from activation fees are deferred and amortized over the period the Company performs its obligations under the card to the customer.

Advertising Costs

The Company’s advertising costs consist primarily of national television, direct mail and digital costs. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, advertising costs were $74.6 million, $77.1 million and $82.3 million, respectively.

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

Other Income, Net

Other income, net, consists of breakage income, gains and losses on insurance proceeds, interest income, net gains and losses on disposition of assets, and other miscellaneous items. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company recognized $3.6 million, $4.2 million and $3.3 million, respectively, of breakage income. The Company recognized an $8.1 million and $3.3 million gain on insurance recoveries during Fiscal 2019 and Fiscal 2018, respectively. There was no gain on insurance recovery during Fiscal 2017. The Company also recognized $2.1 million and $2.5 million during Fiscal 2018 and Fiscal 2017, respectively, related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2019.

Comprehensive Income

Comprehensive income is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations. Beginning in Fiscal 2019, as a result of adopting ASU 2016-02, the Company accounts for these types of leases in accordance with ASC Topic No. 842, “Leases” (Topic No. 842), which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis. In calculating its incremental borrowing rate, the Company uses a retail industry yield curve, adjusted for the Company’s credit profile. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts, such as favorable leases, the long term portion of straight line rent liability, purchased lease rights, unamortized initial direct costs, impairment of the right-of-use asset and unamortized landlord allowances.

The Company’s operating lease cost, included in the line item “Selling, general and administrative expenses” on its Consolidated Statement of Income, includes amortization of right-of-use assets, interest on lease liabilities, as well as any variable and short-term lease cost. The Company commences recording operating lease cost when the underlying asset is made available for use.

Assets held under finance leases are included in the line item “Property and equipment—net of accumulated depreciation and amortization” in the Company’s Consolidated Balance Sheets.

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

Category	Fiscal 2019(a)	Fiscal 2018(a)	Fiscal 2017(a)
Women’s ready-to-wear apparel	22%	23%	23%
Accessories and footwear	22%	22%	22%
Menswear	20%	20%	20%
Youth apparel/baby	16%	16%	16%
Home	15%	15%	14%
Coats	5%	5%	5%

(a)	Percentages may not foot due to rounding.

2. Recent Accounting Pronouncements

Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02. The standard’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this ASU as of the beginning of Fiscal 2019.

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

At adoption of this standard, the Company recognized approximately $2.1 billion of additional right-of-use assets and approximately $2.2 billion of additional lease liabilities (current and long-term combined) on its Consolidated Balance Sheet as of February 3, 2019. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, the long term portion of straight line rent liability, purchased lease rights, unamortized initial direct costs, impairment of the right-of-use asset and unamortized landlord allowances. In addition, the Company also recorded an approximate $0.6 million cumulative-effect adjustment to retained earnings, related to a deferred gain on a previous sale-leaseback transaction that was being recognized into the line item “Other income” over a 13 year period.

Adoption of this standard also resulted in a change in the timing of certain expense recognition, primarily related to net favorable lease cost, as well as a reclassification of favorable lease cost from “Depreciation and amortization” to “Selling, general and administrative expenses” on the Company’s Consolidated Statement of Income for the year ended February 1, 2020. This guidance did not have a material impact on the Company's liquidity. Refer to Note 3, “Lease Commitments,” for further detail of the Company’s future minimum lease payments.

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

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during the year ended February 1, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 1, 2020 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At February 1, 2020 and February 2, 2019, restricted cash and cash equivalents consisted of $6.6 million and $21.9 million, respectively, related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 1, 2020	February 2, 2019
Land	N/A	$149,426	$156,040
Buildings	20 to 40 Years	491,389	485,265
Store fixtures and equipment	3 to 15 Years	1,030,646	927,081
Software	3 to 10 Years	273,674	256,610
Leasehold improvements	Shorter of lease term or useful life	761,561	694,145
Construction in progress	N/A	58,759	24,767
Total property and equipment at cost		2,765,455	2,543,908
Less: accumulated depreciation		(1,362,282)	(1,290,203)
Total property and equipment, net of accumulated depreciation and amortization		$1,403,173	$1,253,705

As of February 1, 2020 and February 2, 2019, assets, net of accumulated amortization of $4.4 million and $23.2 million, respectively, held under finance leases amounted to approximately $44.8 million and $30.3 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $195.8 million, $175.8 million and $163.3 million, respectively.

During Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company recorded impairment charges related to property and equipment of $3.4 million, $3.9 million and $1.1 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Depreciation and amortization of internally developed software amounted to $17.9 million, $19.4 million and $18.2 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

5. Intangible Assets

Intangible assets at February 1, 2020 consist primarily of tradenames. Intangible assets at February 2, 2019 consisted primarily of tradenames and favorable lease positions. As a result of adopting ASU 2016-02, most of the Company’s favorable lease positions are included in “Operating lease assets” on the Company’s Consolidated Balance Sheet as of February 1, 2020.

	(in thousands)
	February 1, 2020			February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000
Favorable leases	$3,506	$(2,775)	$731	$420,537	$(256,213)	$164,324

Favorable Leases

The total amount of net favorable lease amortization during Fiscal 2018 and Fiscal 2017 was $26.1 million and $23.3 million, respectively, and was included in “Depreciation and amortization” on the Company’s Consolidated Statements of Income. As a result of adopting ASU 2016-02, amortization of favorable leases is part of operating lease cost, included in “Selling, general and administrative expenses” on the Company’s Consolidated Statement of Income for Fiscal 2019. The Company recorded impairment charges of $2.9 million and $0.8 million related to its favorable leases during Fiscal 2018 and Fiscal 2017, respectively.

6. Impairment Charges

Impairment charges recorded during Fiscal 2019, Fiscal 2018 and Fiscal 2017 amounted to $4.3 million, $6.8 million and $2.1 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Additionally, during Fiscal 2018 and Fiscal 2017, a portion of the impairment related to a decline in the appraised fair value of one of the Company’s owned stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
Land	$1,604	$1,551	$247
Operating lease assets	921	—	—
Buildings	921	1,262	227
Store fixtures and equipment	809	878	308
Leasehold improvements	52	195	306
Favorable leases	—	2,894	836
Other assets	8	64	203
Total	$4,315	$6,844	$2,127

The Company recorded impairment charges related to store-level assets for two stores, as well as the online store, during Fiscal 2019, eight stores during Fiscal 2018 and four stores during Fiscal 2017.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results based on its experience and knowledge of market factors in which the retail location is located. The table below sets forth, by level within the fair value hierarchy, the remaining fair value of the two impaired stores as of February 1, 2020:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- Observable Inputs (Level 3)	Total
Land	$—	$—	$1,450	$1,450
Operating lease assets	—	—	132	132
Operating lease liabilities	—	—	(125)	(125)
Buildings	—	—	833	833
Store fixtures and equipment	—	—	148	148
Leasehold improvements	—	—	4	4
Other assets	—	—	7	7
Total	$—	$—	$2,449	$2,449

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	February 1,	February 2,
	2020	2019
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on November 17, 2024	$957,505	$956,693
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—
Finance lease obligations	50,130	32,706
Unamortized deferred financing costs	(2,335)	(2,832)
Total debt	1,005,300	986,567
Less: current maturities	(3,577)	(2,924)
Long term debt, net of current maturities	$1,001,723	$983,643

Term Loan Facility

On February 24, 2011, the Company entered into a $1.0 billion senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, an indirect subsidiary of the Company (BCFWC), the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

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

The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of February 1, 2020, the Company’s borrowing rate related to the Term Loan Facility was 3.7%.

Subsequent Event

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees.

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

At February 1, 2020, the Company had $501.8 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2019 amounted to $255.0 million. Average borrowings during Fiscal 2019 amounted to $81.5 million at an average interest rate of 3.7%.

At February 2, 2019, the Company had $543.3 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2018 amounted to $265.0 million. Average borrowings during Fiscal 2018 amounted to $83.9 million at an average interest rate of 3.4%.

Deferred Financing Costs

The Company had $2.5 million and $3.4 million in deferred financing costs associated with its ABL Line of Credit, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019, respectively. In addition, The Company had $2.3 million and $2.8 million of deferred financing costs associated with its Term Loan Facility recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019, respectively.

Amortization of deferred financing costs amounted to $1.2 million, $1.6 million and $2.5 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

Amortization expense related to the deferred financing costs as of February 1, 2020 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2020	$1,216
2021	1,216
2022	1,216
2023	807
2024	384
Thereafter	—
Total	$4,839

Deferred financing costs have a weighted average amortization period of approximately 4.1 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of February 1, 2020, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Long-Term Debt
Fiscal Years:
2020	$—
2021	—
2022	—
2023	—
2024	961,415
Thereafter	—
Total	961,415
Less: unamortized discount	(3,910)
Less: unamortized deferred financing costs	(2,335)
Long term finance lease liabilities	46,553
Long term debt	$1,001,723

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of February 1, 2020 and February 2, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

On April 24, 2015, the Company entered into two interest rate cap contracts, which were designated as cash flow hedges, and expired in May of 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge, and became effective May 31, 2019.

During Fiscal 2019, the Company’s derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of February 1, 2020, the Company estimates that $5.9 million will be reclassified into interest expense during the next twelve months.

As of February 1, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	February 1, 2020		February 2, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	N/A	Prepaid and other current assets	$2,213
Interest rate swap contract	Other liabilities	$26,220	Other liabilities	$5,239

The following table presents the unrealized (losses) gains deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Interest Rate Derivatives:			(53 Weeks)
Unrealized (losses) gains, before taxes	$(22,959)	$(4,232)	$3,460
Income tax benefit (expense)	6,353	1,152	(1,718)
Unrealized (losses) gains, net of taxes	$(16,606)	$(3,080)	$1,742

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Component of Earnings:			(53 Weeks)
Interest expense	$1,733	$1,872	$5,931
Income tax expense	(474)	(518)	(2,369)
Net reclassification into earnings	$1,259	$1,354	$3,562

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2019 and Fiscal 2018.

(in thousands)
Derivative Instruments
Balance at February 3, 2018	$(1,887)
Unrealized losses, net of related tax benefit of $1.2 million	(3,080)
Amount reclassified into earnings, net of related taxes of $0.5 million	1,354
Balance at February 2, 2019	$(3,613)
Unrealized losses, net of related tax benefit of $6.4 million	(16,606)
Amount reclassified into earnings, net of related taxes of $0.5 million	1,259
Balance at February 1, 2020	$(18,960)

10. Capital Stock

Common Stock

As of February 1, 2020, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2019, the Company acquired 132,222 shares of common stock from employees for approximately $23.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Programs

On August 15, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of common stock, which was completed during the fourth quarter of Fiscal 2019. On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $400 million of common stock, which is authorized to be executed through August 2021. These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During Fiscal 2019, the Company repurchased 1,740,740 shares of common stock for $299.9 million under its share repurchase programs, which was recorded in the line item, “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows. As of February 1, 2020, the Company had $398.5 million remaining under its share repurchase authorization.

11. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Fiscal Year Ended
			February 3,
	February 1,	February 2,	2018
	2020	2019	(53 Weeks)
Basic net income per share
Net income	$465,116	$414,745	$384,852
Weighted average number of common shares – basic	65,943	66,812	68,286
Net income per common share – basic	$7.05	$6.21	$5.64
Diluted net income per share
Net income	$465,116	$414,745	$384,852
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,943	66,812	68,286
Assumed exercise of stock options and vesting of restricted stock	1,350	1,867	2,002
Weighted average number of common shares – diluted	67,293	68,679	70,288
Net income per common share – diluted	$6.91	$6.04	$5.48

Approximately 405,000 shares, 425,000 shares and less than 150,000 shares were excluded from diluted net income per share for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, since their effect was anti-dilutive.

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of February 1, 2020, there were 3,280,488 shares of common stock available for issuance under the 2013 Plan.

CEO Awards

A portion of the awards granted during Fiscal 2019 were granted to Michael O’Sullivan, the Company’s Chief Executive Officer (the CEO), upon commencement of his employment in September 2019. To compensate the CEO for a portion of the equity awards forfeited at his prior employer, he received a make-whole long-term incentive grant with a target grant date fair value of $25.0 million, comprised of 50% time-based restricted stock units and 50% stock options, vesting in one-third annual increments (subject to the CEO’s continued employment through the applicable vesting date). The CEO also received a prorated portion of his Fiscal 2019 long-term incentive award (such award having a target grant date fair value equal to $8.5 million), delivered as 50% performance-based restricted stock units, 25% stock options and 25% time-based restricted stock units, on the same terms as the Company’s Fiscal 2019 annual equity grants.

Stock Options

Options granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2019	$145.08	$231.86
Fiscal 2018	$113.80	$172.40
Fiscal 2017	$80.91	$110.50

All awards granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017, other than certain awards granted to the CEO as noted above, vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

In May 2013, the Company’s Board of Directors approved a modification to all then outstanding options. The modification, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification resulted in a total of $0.1 million of incremental compensation expense during Fiscal 2017, of which less than $0.1 million was payable in cash. These costs were recorded in the line item “Stock option modification expense” in the Company’s Consolidated Statement of Income. There was no incremental compensation expense as a result of the modification during Fiscal 2019 or Fiscal 2018. As of February 1, 2020, the Company does not expect to recognize any additional compensation expense related to the modification.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Type of Non-Cash Stock Compensation			(53 Weeks)
Restricted stock grants (a)	$20,454	$18,967	$15,864
Stock option grants (a)	19,222	16,518	11,039
Stock option modification (b)	—	—	131
Performance stock grants (a)	4,252	—	—
Total (c)	$43,928	$35,485	$27,034

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)

Represents non-cash compensation related to the May 2013 stock option modification as discussed above. Amounts are included in the line item “Stock option modification expense” in the Company’s Consolidated Statements of Income.

(c)

The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $9.0 million, $9.7 million and $2.8 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

As of February 1, 2020, the Company had 1,890,955 options outstanding to purchase shares of common stock, and there was $40.8 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.5 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 2, 2019	2,337,316	$64.48
Options granted	417,286	180.22
Options exercised (a)	(710,964)	48.14
Options forfeited	(152,683)	89.20
Options outstanding, February 1, 2020	1,890,955	$94.17

(a)	Options exercised during Fiscal 2019 had a total intrinsic value of $94.1 million.

The following table summarizes information about the options outstanding and exercisable as of February 1, 2020:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at February 1, 2020	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 1, 2020	Weighted Average Remaining Contractual Life (Years)
$0.79 - $4.55	399,129	3.4	247,329	3.4
$26.96+	1,491,826	7.7	424,077	6.3
	1,890,955		671,406

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	1,890,955	6.8	$94.17	$233.2

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Company’s initial public offering and the Black Scholes option pricing model subsequent to the date of the initial public offering. The fair value of each stock option granted during Fiscal 2019 was estimated using the following assumptions:

Fiscal Year Ended
February 1,
2020
Risk-free interest rate	1.47% - 3.00%
Expected volatility	32% - 36%
Expected life (years)	5.69 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$67.41

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2019, Fiscal 2018 and Fiscal 2017, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2019 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2019 was based upon the closing price of the Company’s common stock on the grant date. As of February 1, 2020, the Company had 40,000 awards outstanding that cliff vest at the end of the service periods ranging from three years to five years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors before Fiscal 2018 have graded vesting provisions that generally vest in thirds over a three-year period. Awards granted to non-employee members of the Company’s Board of Directors during Fiscal 2018 and Fiscal 2019 vest 100% on the first anniversary of the grant date. The remaining awards outstanding as of February 1, 2020, other than certain awards granted to the CEO as noted above, have graded vesting provisions that generally vest in quarters over a four-year-period. Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 1, 2020, there was approximately $43.0 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as an expense over the next 2.5 years. The awards are expensed on a straight-line basis over the requisite service periods.

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Award grant, vesting and forfeiture transactions during Fiscal 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 2, 2019	666,842	$81.93
Awards granted	192,278	177.72
Awards vested (a)	(344,800)	67.48
Awards forfeited	(62,546)	101.32
Non-vested awards outstanding, February 1, 2020	451,774	131.03

(a)	Restricted stock awards vested during Fiscal 2019 had a total intrinsic value of $60.1 million.

Performance Share Units

Beginning in Fiscal 2019, the Company granted performance share units to its senior executives. Vesting of these performance share units is based on pre-established EBIT margin expansion and sales compound annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition to the performance conditions, each performance share unit cliff vests at the end of a three-year service period. Following a change of control, all unvested performance share units shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 1, 2020, there was approximately $12.6 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as an expense over the next 2.3 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2019 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 2, 2019	—	$—
Units granted	89,448	173.51
Awards forfeited	(8,497)	170.08
Non-vested units outstanding, February 1, 2020	80,951	173.87

13. Lease Commitments

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2020	435,535	6,057
2021	419,251	6,841
2022	402,649	7,513
2023	381,618	7,589
2024	344,272	7,417
Thereafter	1,324,733	38,651
Total future minimum lease payments	3,308,058	74,068
Amount representing interest	(683,873)	(23,938)
Total lease liabilities	2,624,185	50,130
Less: current portion of lease liabilities	(302,185)	(3,577)
Total long term lease liabilities	$2,322,000	$46,553

Weighted average discount rate	5.4%	7.0%
Weighted average remaining lease term (years)	8.6	12.1

The above schedule excludes approximately $373.2 million for 51 stores that the Company has committed to open or relocate but has not yet taken possession of the space.

The following is a schedule of net lease costs for Fiscal 2019:

(in thousands)
Fiscal Year Ended
February 1, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$4,027
Interest on lease liabilities (b)	2,770
Operating lease cost (c)	414,174
Variable lease cost (c)	155,210
Total lease cost	576,181
Less all rental income(d)	(5,029)
Total net rent expense (e)	$571,152
(a)	Included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

(in thousands)
Fiscal Year Ended
February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$401,575
Cash payments for the principal portion of finance lease liabilities (b)	$2,932
Cash payments for the interest portion of finance lease liabilities (a)	$2,770
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$690,827
(a)	Included within operating activities in the Company’s Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Consolidated Statements of Cash Flows.

The following is a schedule of net rent expense for the periods indicated under Accounting Standards Codification (ASC) 840, “Leases.” Prior periods have not been adjusted for adoption of ASU 2016-02:

	(in thousands)
	Year Ended
	February 2, 2019	February 3, 2018 (53 Weeks)
Rent expense:
Minimum rental payments	$364,637	$340,979
Contingent rental payments	6,047	4,734
Straight-line rent expense	8,469	7,543
Lease incentives amortization	(34,827)	(32,618)
Amortization of purchased lease rights	844	499
Total rent expense(a)	345,170	321,137
Less all rental income(b)	(6,164)	(6,846)
Total net rent expense	$339,006	$314,291

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

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

The Company recorded $10.0 million, $9.3 million and $8.4 million of 401(k) Plan match expense during Fiscal 2019, Fiscal 2018 and Fiscal 2017 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

15. Income Taxes

Income before income taxes was as follows for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(in thousands)
	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
Domestic	$573,399	$503,290	$429,939
Foreign	7,126	4,294	(959)
Total income before income taxes	$580,525	$507,584	$428,980

Income tax expense was as follows for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(in thousands)
	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
Current:
Federal	$83,521	$69,007	$65,824
State	20,778	19,642	8,824
Foreign	2,040	1,671	207
Subtotal	106,339	90,320	74,855
Deferred:
Federal	8,375	8,337	(40,839)
State	1,012	(8,409)	9,091
Foreign	(317)	2,591	1,021
Subtotal	9,070	2,519	(30,727)
Total Income Tax Expense	$115,409	$92,839	$44,128

The tax rate reconciliations were as follows for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
Tax at statutory rate	21.0%	21.0%	33.7%
State income taxes, net of federal	4.0	4.2	3.0
Excess tax benefit from stock compensation	(5.3)	(5.2)	(4.4)
Tax credits	(1.0)	(1.2)	(1.4)
Impact of federal tax reform	—	—	(21.1)
Other	1.2	(0.5)	0.5
Effective tax rate	19.9%	18.3%	10.3%

The increase in the effective tax rate was primarily related to the one-time tax benefit in the prior year from the deferred tax revaluation due to changes in New Jersey tax law, enacted during the second quarter of Fiscal 2018.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 1, 2020		February 2, 2019
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$171,949	$—	$149,705
Operating lease liability	682,104	—	—	—
Operating lease asset	—	645,240	—	—
Deferred rent	—	—	19,496	—
Intangibles—long-lived	—	—	—	40,918
Intangibles—indefinite-lived	—	64,842	—	65,197
Employee benefit compensation	14,933	—	15,186	—
State net operating losses (net of federal benefit)	9,346	—	12,290	—
Landlord allowances	—	—	35,907	—
Tax credits	8,154	—	6,140	—
Other	—	274	2,651	—
Valuation allowance	(9,842)	—	(10,268)	—
Total non-current deferred tax assets and liabilities	$704,695	$882,305	$81,402	$255,820
Net deferred tax liability		$177,610		$174,418

As of February 1, 2020, the Company has a deferred tax asset related to net operating losses of $9.3 million, inclusive of $9.0 million of state net operating losses which will expire at various dates between 2020 and 2039 and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of February 1, 2020, the Company had tax credit carry-forwards of $8.2 million, inclusive of state tax credit carry-forwards of $6.8 million that will begin to expire in 2020 and $1.4 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of February 2, 2019, the Company had a deferred tax asset related to net operating losses of $12.3 million, inclusive of $10.4 million of state net operating losses, and $1.9 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of February 2, 2019, the Company had tax credit carry-forwards of $6.1 million, inclusive of state tax credit carry-forwards of $4.5 million, and $1.6 million of Puerto Rico AMT credits.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.6 million on state net operating losses and $3.9 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized. As a result, we have provided for a full valuation allowance of $0.3 million. If our assumptions change and we determine we will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of February 1, 2020 will be recorded to the Company’s Consolidated Statement of Income. As of February 2, 2019, we provided a total valuation allowance of $10.3 million, inclusive of $5.9 of valuation allowance related to state net operating losses, $2.5 million related to tax credit carry-forwards and $1.9 million related to Puerto Rico.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 28, 2017	$9,193
Additions for tax positions of the current year	72
Additions for tax positions of prior years	882
Reduction for tax positions of prior years	(973)
Settlements	—
Lapse of statute of limitations	(101)
Balance at February 3, 2018	$9,073
Additions for tax positions of the current year	18
Additions for tax positions of prior years	698
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(80)
Balance at February 2, 2019	$8,927
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(67)
Balance at February 1, 2020	$8,077

As of February 1, 2020, the Company reported total unrecognized benefits of $8.1 million, of which $6.4 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $0.2 million of interest and penalties during Fiscal 2019 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $12.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 1, 2020. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

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

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2016 through 2019. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2014 through 2019, with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of February 1, 2020 and February 2, 2019 are summarized below:

	(in thousands)
	Fair Value Measurements at
	February 1,	February 2,
	2020	2019
Level 1
Cash equivalents (including restricted cash)	$369,733	$22,416

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 1, 2020		February 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term B-5 Loans	$957,505	$959,899	$956,693	$947,126
ABL Line of Credit	—	—	—	—
Total debt (a)	$957,505	$959,899	$956,693	$947,126

 (a)Finance lease obligations are excluded from the table above.

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

17. Commitments and Contingencies

Legal

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. The Company is involved in a federal wage and hour lawsuit alleging that certain exempt employees were misclassified under the Fair Labor Standards Act (FLSA). In late November 2019, the Court overseeing this lawsuit granted final certification allowing the matter to proceed as a collective action under the FLSA. In addition, the Company is involved in a putative class action matter raising similar allegations of misclassification under the wage and hour laws of three states. This matter was stayed by the Court shortly after it was filed and has remained stayed to date. At this time, the Company is not able to predict the outcome of these two lawsuits and cannot reasonably estimate any reasonably possible loss therefrom.

The Company is also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $53.1 million and $56.7 million as of February 1, 2020 and February 2, 2019, respectively.

Letters of credit outstanding as of February 1, 2020 and February 2, 2019 amounted to $46.6 million and $48.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $6.5 million and $7.8 million at February 1, 2020 and February 2, 2019, respectively, related to certain merchandising agreements. Based on the terms of the Amended ABL Credit Agreement relating to the ABL Line of Credit, the Company had available letters of credit of $501.8 million and $543.3 million as of February 1, 2020 and February 2, 2019, respectively.

Inventory Purchase Commitments

The Company had $921.2 million of purchase commitments related to goods that were not received as of February 1, 2020.

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

	(in thousands, except share data)
Year ended February 1, 2020:	Quarter Ended
	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Net sales	$1,628,547	$1,656,363	$1,774,949	$2,201,384
Gross margin(1)(2)	$667,229	$685,942	$752,037	$927,295
Net income	$77,765	$84,567	$96,459	$206,325
Net income per share—basic(3):
Common stockholders	$1.18	$1.28	$1.46	$3.14
Net income per share—diluted(3):
Common stockholders	$1.15	$1.26	$1.44	$3.08

	(in thousands, except share data)
Year ended February 2, 2019:	Quarter Ended
	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Net sales	$1,518,446	$1,498,633	$1,634,489	$1,991,483
Gross margin (1)(2)	$625,764	$621,159	$692,480	$835,529
Net income	$82,588	$70,957	$76,849	$184,351
Net income per share—basic(3):
Common stockholders	$1.23	$1.06	$1.15	$2.77
Net income per share—diluted(3):
Common stockholders	$1.20	$1.03	$1.12	$2.70

(1)	Gross margin is equal to net sales less cost of sales.
(2)

During the quarterly periods ended February 1, 2020 and February 2, 2019, the Company recorded shortage adjustments of $1.9 million and $1.9 million, respectively, as a result of actual shortage being less than what the Company had estimated throughout the year.

(3)	Quarterly net income per share results may not equal full year amounts due to rounding.

20. Subsequent Event

Towards the end of December 2019, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. There have been mandates from federal, state and local authorities requiring forced closures of non-essential retailers, which could negatively impact the Company’s business. Although it is not possible to reliably estimate the length or severity of this outbreak and hence its financial impact, any significant reduction in customer visits to, and spending at, the Company’s stores caused by COVID-19 would result in a loss of sales and profits and other material adverse effects.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Balance Sheets

	As of
	February 1, 2020	February 2, 2019
	(in thousands)
ASSETS:
Current assets	$51	$38
Investment in subsidiaries	528,098	322,672
Total assets	$528,149	$322,710
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Negative investment in subsidiaries	—	—
Commitments and contingencies	—	—
Total stockholders’ equity	528,149	322,710
Total liabilities and stockholders’ equity	$528,149	$322,710

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Income

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$465,116	$414,745	$384,852
Net income	$465,116	$414,745	$384,852
Total comprehensive income	$465,116	$414,745	$384,852

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Statements of Cash Flows

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (53 Weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Receipt of dividends	—	—	—
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	—
Offering costs	—	—	—
Receipt of dividends	—	—	—
Payment of dividends	—	—	—
Purchase of treasury shares	(323,080)	(228,874)	(289,777)
Intercompany financing transactions	288,871	212,462	280,701
Proceeds from stock option exercises	34,222	16,306	9,173
Net cash provided by (used in) financing activities	13	(106)	97
Increase (Decrease) in cash and cash equivalents	13	(106)	97
Cash and cash equivalents at beginning of period	38	144	47
Cash and cash equivalents at end of period	$51	$38	$144

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

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $43.9 million, $35.5 million and $27.0 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended February 1, 2020
Allowance for doubtful accounts	$78	$992	$—	$275	$795
Sales reserves(3)	$9,451	$—	$362,764	$360,546	$11,669
Valuation allowances on deferred tax assets	$10,268	$—	$(426)	$—	$9,842
Year ended February 2, 2019
Allowance for doubtful accounts	$99	$122	$—	$143	$78
Sales reserves(3)	$3,768	$(19)	$359,711	$354,009	$9,451
Valuation allowances on deferred tax assets	$8,376	$—	$1,892	$—	$10,268
Year ended February 3, 2018
Allowance for doubtful accounts	$262	$411	$—	$574	$99
Sales reserves(3)	$3,419	$(524)	$335,675	$334,802	$3,768
Valuation allowances on deferred tax assets	$7,388	$—	$988	$—	$8,376

Notes:

(1)	Amounts related to sales reserves are charged to net sales and cost of sales, and amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual returns and allowances.
(3)

During Fiscal 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” which requires the Company’s sales return reserve to be established at the gross sales value with an asset established for the value of the expected merchandise returned. The liability and asset related to the sales return reserve were $11.7 million and $7.0 million, respectively, as of February 1, 2020, and $9.5 million and $5.7 million, respectively, as of February 2, 2019, and were included in the lines “Other current liabilities” and “Prepaid and other current assets,” respectively, on the Company’s Consolidated Balance Sheet. Prior period amounts have not been adjusted. As of February 3, 2018, the net sales return reserve was $3.8 million and was included in the line “Other current liabilities” on the Company’s Consolidated Balance Sheet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, February 1, 2020. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2020.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 1, 2020, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 1, 2020, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, as of and for the year ended February 1, 2020, of the Company and our report dated March 13, 2020 , expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), using the alternative transition method.

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

March 13, 2020

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Board Committees,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2019 fiscal year.

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

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 42 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is set forth on pages 78-81. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 82 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Current Report on Form 8-K	February 27, 2018
4.1†	Description of the Registrant’s Securities.
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

		Current Report on Form 8-K	February 24, 2011
10.1.1

Amendment No. 1, dated May 16, 2012, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto.

		Current Report on Form 8-K	May 17, 2012
10.1.2

Amendment No. 2, dated February 15, 2013, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other parties thereto.

		Current Report on Form 8-K	February 21, 2013
10.1.3

Amendment No. 3, dated May 17, 2013, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	May 22, 2013
10.1.4

Amendment No. 4, dated August 13, 2014, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	August 18, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.1.5

Amendment No. 5, dated July 29, 2016, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	July 29, 2016
10.1.6

Amendment No. 6 to the Credit Agreement, dated November 17, 2017, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	November 21, 2017
10.1.7

Amendment No. 7 to the Credit Agreement, dated November 2, 2018, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factor Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	November 8, 2018
10.1.8

Amendment No. 8 to the Credit Agreement, dated February 26, 2020, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

		Current Report on Form 8-K	March 3, 2020
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

		Current Report on Form 8-K	September 9, 2011
10.2.1

First Amendment to Second Amended and Restated Credit Agreement, dated August 13, 2014, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K	August 18, 2014
10.2.2

Second Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2018, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K	July 2, 2018
10.2.3	Consent and Technical Modification Agreement, dated December 3, 2018, by and between Burlington Coat Factory Warehouse Corporation, as lead borrower, and Bank of America, N.A., as administrative agent	Annual Report on Form 10-K	March 20, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4	October 10, 2006
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4	October 10, 2006
10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T	April 30, 2010
10.11	Form of Swingline Note.	Registration Statement on Form S-4	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006
10.14

Intellectual Property Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.

		Registration Statement on Form S-4	October 10, 2006
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

		Registration Statement on Form S-4	October 10, 2006
10.16+	Employment Agreement, dated October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010
10.16.1+	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010
10.16.2+	Amendment No. 2 to Employment Agreement, dated October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Quarterly Report on Form 10-Q	December 11, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.17+	Employment Agreement, dated December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.	Quarterly Report on Form 10-Q	April 14, 2009
10.17.1+	Amendment No. 1 to Employment Agreement, dated October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury.	Quarterly Report on Form 10-Q	December 11, 2012
10.17.2+

Amendment No. 2 to Employment Agreement, dated December 8, 2014, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K	December 9, 2014
10.17.3+

Amendment No. 3 to Employment Agreement, dated May 18, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Quarterly Report on Form 10-Q	August 31, 2015
10.17.4+

Amendment No. 4 to Employment Agreement, dated May 29, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K	June 1, 2015
10.17.5+

Amendment No. 5 to Employment Agreement, dated July 7, 2015, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K	July 7, 2015
10.17.6+

Amendment No. 6 to Employment Agreement, dated January 20, 2017, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, LLC, Burlington Stores, Inc. and Thomas Kingsbury.

		Current Report on Form 8-K	January 20, 2017
10.17.7+	Chairman Agreement, dated June 14, 2019, by and between Burlington Stores, Inc. and Thomas A. Kingsbury.	Current Report on Form 8-K/A	June 17, 2019
10.18+	Employment Agreement, dated January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Quarterly Report on Form 10-Q	April 15, 2008
10.18.1+	Amendment No. 1 to Employment Agreement, dated October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Registration Statement on Form S-1/A	September 6, 2013
10.19+	Employment Agreement, dated June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.	Current Report on Form 8-K	June 27, 2008
10.19.1+	Amendment No. 1 to Employment Agreement, dated October 16, 2012, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.	Registration Statement on Form S-1/A	September 6, 2013
10.20+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.20.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.21+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.22+†	Employment Agreement, dated as of March 23, 2011, by and between Burlington Coat Factory Warehouse Corporation and John Crimmins
10.23+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K	April 30, 2009
10.24+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K	April 30, 2009
10.25+	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).	Registration Statement on Form S-1/A	September 6, 2013
10.26+	Form of Directors and Officers Indemnification Agreement.	Registration Statement on Form S-1/A	September 10, 2013
10.27+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.	Current Report on Form 8-K	May 22, 2017
10.28+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), between Burlington Holdings, Inc. and Employees with Employment Agreements (for 2013 special one-time grants).

		Registration Statement on Form S-1/A	September 6, 2013
10.29+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), between Burlington Holdings, Inc. and Employees without Employment Agreements (for 2013 special one-time grants).

		Registration Statement on Form S-1/A	September 6, 2013
10.30+

Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013), dated June 17, 2013, between Burlington Holdings, Inc. and Thomas A. Kingsbury (for 2013 special one-time grant).

		Registration Statement on Form S-1/A	September 6, 2013
10.31+	Restricted Stock Grant Agreement between Burlington Stores, Inc. and Thomas Kingsbury, dated December 15, 2014 (for grants made after 2014 and before May 2019).	Annual Report on Form 10-K	March 25, 2015
10.32+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.33+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016
10.34+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016
10.35+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016
10.36+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.37+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.38+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.39+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.40+	Burlington Stores, Inc. Executive Severance Plan	Current Report on Form 8-K	May 22, 2017
10.41+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.42+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.43+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.44+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.45+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Independent Directors pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to March 2018).

		Current Report on Form 8-K	May 22, 2017
10.46+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 1, 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.47+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.48+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.49+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.50+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.51+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.52+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Non-Employee Directors pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	August 29, 2019
21.1†	List of Subsidiaries of Burlington Stores, Inc.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2020.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ John Crimmins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Crimmins

/s/ Ted English	Director
Ted English

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura J. Sen	Director
Laura J. Sen

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio