Form 10-Q
period 2020-05-02
Burlington Stores, Inc.
filed 2020-05-29
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

The registrant had 65,846,701 shares of common stock outstanding as of May 2, 2020.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 2,	May 4,
	2020	2019

REVENUES:
Net sales	$797,996	$1,628,547
Other revenue	3,527	5,647
Total revenue	801,523	1,634,194
COSTS AND EXPENSES:
Cost of sales	782,184	961,318
Selling, general and administrative expenses	485,088	517,378
Costs related to debt amendments	4,352	(382)
Depreciation and amortization	54,291	50,641
Impairment charges - long-lived assets	1,924	—
Other income - net	(2,124)	(2,092)
Loss on extinguishment of debt	202	—
Interest expense	14,693	13,371
Total costs and expenses	1,340,610	1,540,234
(Loss) income before income tax (benefit) expense	(539,087)	93,960
Income tax (benefit) expense	(205,359)	16,195
Net (loss) income	$(333,728)	$77,765

Net (loss) income per common share:
Common stock - basic	$(5.09)	$1.18
Common stock - diluted	$(5.09)	$1.15
Weighted average number of common shares:
Common stock - basic	65,572	66,104
Common stock - diluted	65,572	67,730

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2,	May 4,
	2020	2019

Net (loss) income	$(333,728)	$77,765
Other comprehensive loss, net of tax:
Interest rate derivative contracts:
Net unrealized losses arising during the period	(9,609)	(3,272)
Reclassification into earnings during the period	1,108	(185)
Other comprehensive loss, net of tax	(8,501)	(3,457)
Total comprehensive (loss) income	$(342,229)	$74,308

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 2,	February 1,	May 4,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,488,470	$403,074	$105,031
Restricted cash and cash equivalents	6,582	6,582	21,882
Accounts receivable—net	12,375	91,508	99,461
Merchandise inventories	625,908	777,248	895,813
Assets held for disposal	2,261	2,261	—
Prepaid and other current assets	94,284	136,698	129,614
Total current assets	2,229,880	1,417,371	1,251,801
Property and equipment—net	1,407,082	1,403,173	1,288,180
Operating lease assets	2,436,761	2,397,111	2,144,757
Tradenames	238,000	238,000	238,000
Favorable leases—net	683	731	941
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,661	4,678	4,191
Other assets	276,546	85,731	90,305
Total assets	$6,640,677	$5,593,859	$5,065,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$701,922	$759,107	$707,672
Current operating lease liabilities	269,016	302,185	273,348
Other current liabilities	380,789	397,032	359,818
Current maturities of long term debt	3,679	3,577	3,052
Total current liabilities	1,355,406	1,461,901	1,343,890
Long term debt	2,304,094	1,001,723	1,133,385
Long term operating lease liabilities	2,370,861	2,322,000	2,045,743
Other liabilities	112,092	97,798	83,393
Deferred tax liabilities	219,123	182,288	180,280
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 80,084,171 shares, 79,882,506 shares and 79,332,577 shares, respectively;
Outstanding: 65,846,701 shares, 65,929,972 shares and 66,366,098 shares, respectively	7	7	7
Additional paid-in-capital	1,737,868	1,587,146	1,520,244
Accumulated (deficit) earnings	(128,931)	204,797	(182,554)
Accumulated other comprehensive loss	(27,461)	(18,960)	(7,070)
Treasury stock, at cost	(1,302,382)	(1,244,841)	(1,052,079)
Total stockholders' equity	279,101	528,149	278,548
Total liabilities and stockholders' equity	$6,640,677	$5,593,859	$5,065,239

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2,	May 4,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(333,728)	$77,765
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	54,291	50,641
Impairment charges—long-lived assets	1,924	—
Amortization of deferred financing costs	479	330
Accretion of long term debt instruments	1,562	203
Deferred income taxes	(4,146)	2,993
Non-cash loss on extinguishment of debt	202	—
Non-cash stock compensation expense	17,352	9,427
Non-cash lease expense	1,174	4,057
Cash received from landlord allowances	5,807	12,213
Changes in assets and liabilities:
Accounts receivable	89,367	(20,170)
Merchandise inventories	151,340	57,864
Prepaid and other current assets	42,415	(6,028)
Accounts payable	(70,377)	(140,767)
Other current liabilities	(40,553)	2,515
Other long term assets and long term liabilities	(192,735)	3,080
Other operating activities	3,891	68
Net cash (used in) provided by operating activities	(271,735)	54,191
INVESTING ACTIVITIES
Cash paid for property and equipment	(62,463)	(83,781)
Other investing activities	(146)	(72)
Net cash (used in) investing activities	(62,609)	(83,853)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	400,000	588,300
Principal payments on long term debt—ABL Line of Credit	—	(438,300)
Proceeds from long term debt—Convertible Note	805,000	—
Proceeds from long term debt—Secured Note	300,000	—
Purchase of treasury shares	(57,542)	(130,319)
Proceeds from stock option exercises	1,454	1,821
Deferred financing costs	(26,846)	—
Other financing activities	(2,326)	917
Net cash provided by financing activities	1,419,740	22,419
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,085,396	(7,243)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	409,656	134,156
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,495,052	$126,913
Supplemental disclosure of cash flow information:
Interest paid	$8,566	$12,543
Income tax payments - net	$104	$1,179
Non-cash investing activities:
Accrued purchases of property and equipment	$57,219	$46,702

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2020

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 2, 2020, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), has expanded its store base to 736 retail stores, which includes temporarily closed stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Fiscal 2019 10-K). The balance sheet at February 1, 2020 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2019 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three month period ended May 2, 2020 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2019 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ending January 30, 2021 (Fiscal 2020) and the prior fiscal year ended February 1, 2020 (Fiscal 2019) both consist of 52 weeks.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of some of its stores, and effective March 22, 2020, it made the decision to temporarily close all of its stores, distribution centers (other than sporadic processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. All stores, distribution centers and corporate offices remained temporarily closed as of May 2, 2020.

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of the store closures, as well as the timing and extent of any recovery in traffic and consumer spending at the Company’s stores. As of May 29, 2020, approximately 400 of the Company’s stores, as well as its distribution centers, have been reopened, and the Company expects the majority of its stores to reopen by mid-June 2020. However, the Company is currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. The Company temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continues to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As the Company reopens its stores, it has begun to recall furloughed associates.

In order to maintain maximum financial flexibility during these uncertain times, the Company initiated several debt transactions. During March 2020, the Company borrowed $400 million on its existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit). On April 16, 2020, the Company issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and BCFWC issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, the Company took the following steps to further enhance its financial flexibility:

•	Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activity.
•	Negotiated rent deferral agreements with landlords.
•	Suspended the Company’s share repurchase program.
•

The Company’s CEO voluntarily agreed to not take a salary; the Company’s board of directors voluntarily forfeited their cash compensation; the Company’s executive leadership team voluntarily agreed to decrease their salary by 50%, and smaller salary reductions have been temporarily put in place for all employees through a certain level. It is anticipated that this compensation will be reinstated when a significant number of the Company’s stores reopen.

•

The annual incentive bonus payments related to Fiscal 2019 performance, as well as merit pay increases for Fiscal 2020, have been delayed to later in the fiscal year after the Company has more clarity regarding the impact of COVID-19.

Although the Company has ceased most of its merchandise purchasing activity during this period, a significant amount of inventory remained at stores and in distribution centers prior to the temporary closures discussed above. Due to the aging of this inventory, as well as the impact of seasonality on the Company’s merchandise, the Company recognized inventory markdowns of $271.9 million during the three month period ended May 2, 2020. These charges are included in “Cost of sales” on the Company’s Condensed Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on the Company’s preliminary evaluation of the CARES Act, the Company currently believes that it qualifies for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. The Company recorded a tax benefit of $62.5 million in its effective income tax rate for the three month period ended May 2, 2020, for the increased benefit from net operating loss carryback to earlier years when the tax rate was higher than the current year. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above.

The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of goodwill and other intangible assets or long-lived asset impairment charges. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

Recently Adopted Accounting Standards

Reference Rate Reform

On March 12, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which aims to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company intends to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on its debt and derivative instruments that reference LIBOR.

Intangible Assets

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance became effective for the Company as of the beginning of Fiscal 2020. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statements of income as the fees associated with the hosting element of the arrangement. The new guidance became effective for the Company as of the beginning of Fiscal 2020. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 2, 2020, and there were no new accounting standards or pronouncements that were issued but not yet effective as of May 2, 2020 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three month periods ended May 2, 2020 and May 4, 2019 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit (Earnings)	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	$7	$1,737,868	$(128,931)	$(27,461)	(14,237,470)	$(1,302,382)	$279,101

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Issuance of restricted shares, net of forfeitures of 4,344 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate derivative contracts, net of related taxes of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	$7	$1,520,244	$(182,554)	$(7,070)	(12,966,479)	$(1,052,079)	$278,548

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

As a result of the COVID-19 pandemic and the associated store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made under enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2020 (remainder)	$297,615	$4,598
2021	432,881	6,841
2022	416,766	7,513
2023	395,076	7,589
2024	361,574	7,417
2025	327,606	5,298
Thereafter	1,102,645	33,353
Total future minimum lease payments	3,334,163	72,609
Amount representing interest	(694,286)	(23,101)
Total lease liabilities	2,639,877	49,508
Less: current portion of lease liabilities	(269,016)	(3,679)
Total long term lease liabilities	$2,370,861	$45,829

Weighted average discount rate	5.4%	7.0%
Weighted average remaining lease term (years)	8.6	12.0

The above schedule excludes approximately $326.6 million for 51 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended	Three Months Ended
	May 2, 2020	May 4, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$1,211	$973
Interest on lease liabilities (b)	872	655
Operating lease cost (c)	108,973	100,924
Variable lease cost (c)	41,218	38,819
Total lease cost	152,274	141,371
Less all rental income(d)	(1,248)	(1,240)
Total net rent expense (e)	$151,026	$140,131

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of (Loss) Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$87,209	$96,458
Cash payments for the principal portion of finance lease liabilities (b)	$853	$696
Cash payments for the interest portion of finance lease liabilities (a)	$872	$655
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$125,335	$177,687

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 2,	February 1,	May 4,
	2020	2020	2019
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, matures on November 17, 2024	$957,829	$957,505	$956,896
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	625,688	—	—
$300,000 senior secured notes, 6.25%, matures on April 15, 2025	300,000	—	—
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	400,000	—	150,000
Finance lease obligations	49,508	50,130	32,251
Unamortized deferred financing costs	(25,252)	(2,335)	(2,710)
Total debt	2,307,773	1,005,300	1,136,437
Less: current maturities	(3,679)	(3,577)	(3,052)
Long term debt, net of current maturities	$2,304,094	$1,001,723	$1,133,385

Term Loan Facility

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its senior secured credit term loan facility (the Term Loan Facility). The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Condensed Consolidated Statement of Income. Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of (Loss) Income.

At May 2, 2020 and May 4, 2019, the Company’s interest rate related to the Term Loan Facility was 2.6% and 4.5%, respectively.

Convertible Notes

On April 16, 2020, the Company issued $805 million of Convertible Notes. An aggregate of up to 3,656,149 shares of common stock may be issued upon conversion of the Convertible Notes, which number is subject to adjustment up to an aggregate of 4,844,410 shares following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes will bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding January 15, 2025, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of the Company’s common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company may not redeem the Convertible Notes prior to April 15, 2023. On or after April 15, 2023, the Company will be able to redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the Convertible Notes may require the Company to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or during the relevant redemption period for such Convertible Notes.

The Convertible Notes contain a cash conversion feature, and as a result, the Company has separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component.

In connection with the Convertible Notes issuance, the Company incurred deferred financing costs of $20.6 million, primarily related to fees paid to the bookrunners of the offering, as well as legal, accounting and rating agency fees. These costs were allocated on a pro rata basis, with $16.0 million allocated to the debt component and $4.6 million allocated to the equity component.

The debt discount and the debt portion of the deferred costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.2%.

The Convertible Notes consist of the following components as of the periods indicated:

	(in thousands)
	May 2,	February 1,	May 4,
	2020	2020	2019
Liability component:
Principal	$805,000	$—	$—
Unamortized debt discount	(179,312)	—	—
Unamortized deferred debt costs	(15,881)	—	—
Net carrying amount	$609,807	$—	$—

Equity component, net	$131,916	$—	$—

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended	Three Months Ended
	May 2, 2020	May 4, 2019
Coupon interest	$843	$—
Amortization of debt discount	1,366	—
Amortization of deferred debt costs	121	—
Convertible Notes interest expense	$2,330	$—

Secured Notes

On April 16, 2020, BCFWC issued $300 million of Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest is payable semiannually in cash, in arrears, at a rate of 6.25% per annum on each of April 15 and October 15, beginning on October 15, 2020. The Secured Notes are guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility. The Secured Notes mature on April 15, 2025, unless earlier redeemed or repurchased.

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.3 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $3.2 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt amendments” in the Company’s Condensed Consolidated Statement of (Loss) Income.

ABL Line of Credit

On March 17, 2020, the Company borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19.

At May 2, 2020, the Company had $150.9 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three month period ended May 2, 2020 amounted to $400.0 million. Average borrowings during the three month period ended May 2, 2020 amounted to $206.6 million, at an average interest rate of 2.2%.

At May 4, 2019, the Company had $393.9 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three month period ended May 4, 2019 amounted to $255.0 million. Average borrowings during the three month period ended May 4, 2019 amounted to $147.4 million, at an average interest rate of 3.8%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of May 2, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 2, 2020		February 1, 2020		May 4, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contracts	N/A	N/A	N/A	N/A	Prepaid and other current assets	$483
Interest rate swap contract	Other liabilities	$37,913	Other liabilities	$26,220	Other liabilities	$9,708

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	May 2, 2020	May 4, 2019
Unrealized losses, before taxes	$(13,164)	$(4,523)
Income tax benefit	3,555	1,251
Unrealized losses, net of taxes	$(9,609)	$(3,272)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 2, 2020	May 4, 2019
Interest expense	$1,532	$(256)
Income tax (benefit) expense	(424)	71
Net reclassification into earnings	$1,108	$(185)

The Company estimates that approximately $11.2 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

6. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at February 1, 2020	$(18,960)
Unrealized losses, net of related tax benefit of $3.6 million	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	1,108
Balance at May 2, 2020	$(27,461)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 2, 2020, February 1, 2020 and May 4, 2019 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 2,	February 1,	May 4,
	2020	2020	2019
Level 1
Cash equivalents (including restricted cash)	$1,001,033	$369,733	$22,471

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three months ended May 2, 2020, the Company recorded impairment charges of $1.9 million, primarily related to declines in revenues and operating results for seven stores. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of (Loss) Income. All of the fixed assets for these seven stores were fully impaired and therefore had zero fair value as of May 2, 2020, and would be categorized as Level 3 in the fair value hierarchy described above.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 2, 2020		February 1, 2020		May 4, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-5 Loans	$961,415	$896,169	$961,415	$959,899	$961,415	$954,504
Convertible Notes	805,000	847,746	—	—	—	—
Secured Notes	300,000	304,583	—	—	—	—
ABL Line of Credit	400,000	400,000	—	—	150,000	150,000
Total debt (a)	$2,466,415	$2,448,498	$961,415	$959,899	$1,111,415	$1,104,504
(a)	The table above excludes finance lease obligations, debt discount and deferred debt costs.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy, and are based on current market quotes received from inactive markets.

8. Income Taxes

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, to the extent that there are taxable losses at the end of 2020, the Company estimates that it will be able to obtain a tax refund from the carryback of federal NOLs.

Income tax benefit was $205.4 million during the three-month period ended May 2, 2020, compared with income tax expense of $16.2 million during the three month period ended May 4, 2019. The effective tax rate for the three month period ended May 2, 2020 was 38.1%, compared with 17.2% during the three month period ended May 4, 2019. The effective tax rate for the first quarter of fiscal 2020 differs from the federal statutory rate of 21% and is an increase over the prior year primarily due to the Company’s pretax loss and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates than the current year, which represents a rate impact of 11.6%. Additionally, there was a 2.2% rate impact related to permanent benefits related to stock compensation and a 3.5% rate impact related to state tax benefits on the Company’s taxable loss.

Net deferred taxes are as follows:

	(in thousands)
	May 2,	February 1,	May 4,
	2020	2020	2019
Deferred tax asset	$4,661	$4,678	$4,191
Deferred tax liability	219,123	182,288	180,280
Net deferred tax liability	$214,462	$177,610	$176,089

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes. The increase in deferred tax liability is primarily attributable to the tax treatment of certain debt transactions entered into during the first quarter.

As of May 2, 2020, the Company had a deferred tax asset related to net operating losses of $16.8 million, inclusive of $16.5 million related to state net operating losses that expire at various dates between 2021 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of May 2, 2020, the Company had a deferred tax asset related to tax credit carry-forwards of $9.5 million, inclusive of $0.6 million of federal tax credits, which will expire in 2040, and $7.5 million of state tax credit carry-forwards, which will begin to expire in 2021, as well as $1.4 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of May 2, 2020, February 1, 2020 and May 4, 2019, valuation allowances amounted to $10.7 million, $9.8 million and $9.2 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended May 2, 2020, the Company acquired 41,363 shares of common stock from employees for approximately $7.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the three month period ended May 2, 2020, the Company repurchased 243,573 shares of its common stock for $50.2 million under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. As of May 2, 2020, the Company had $348.4 million remaining under its share repurchase authorization.

10. Net (Loss) Income Per Share

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

	(in thousands, except per share data)
	Three Months Ended

	May 2,	May 4,
	2020	2019
Basic net (loss) income per share
Net (loss) income	$(333,728)	$77,765
Weighted average number of common shares – basic	65,572	66,104
Net (loss) income per common share – basic	$(5.09)	$1.18
Diluted net (loss) income per share
Net (loss) income	$(333,728)	$77,765
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,572	66,104
Assumed exercise of stock options and vesting of restricted stock	—	1,626
Assumed conversion of convertible debt	—	—
Weighted average number of common shares – diluted	65,572	67,730
Net (loss) income per common share – diluted	$(5.09)	$1.15

Approximately 2,025,000 shares were excluded from diluted net loss per share for the three month period ended May 2, 2020, since all of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position.

Approximately 440,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income per share for the three month period ended May 4, 2019, since their effect was anti-dilutive.

The Company intends to repay the principal portion of the Convertible Notes in cash and any excess in either cash, shares or a combination of cash and shares. As a result, the Company will use the treasury stock method to calculate the dilutive impact of the Convertible Notes, assuming that the principal will be repaid in cash, and that the excess will be paid by issuing shares of common stock. During the three months ended May 2, 2020, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

11. Stock-Based Compensation

As of May 2, 2020, there were 2,547,386 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 2,	May 4,
Type of Non-Cash Stock Compensation	2020	2019
Restricted stock and restricted stock unit grants (a)	$6,899	$4,952
Stock option grants (a)	6,332	4,417
Performance-based restricted stock unit grants (a)	4,121	58
Total (b)	$17,352	$9,427

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(b)

The amounts presented in the table above exclude taxes. For the three month period ended May 2, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.8 million. For the three month period ended May 4, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million.

Stock Options

Stock option transactions during the three month period ended May 2, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2020	1,890,955	$94.17
Options granted	235,571	180.05
Options exercised (a)	(180,950)	8.03
Options forfeited	(16,661)	115.73
Options outstanding, May 2, 2020	1,928,915	$112.56

(a)	Options exercised during the three month period ended May 2, 2020 had a total intrinsic value of $32.7 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 2, 2020:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	1,928,915	6.2	$112.56	$131.7

The fair value of each stock option granted during the three month period ended May 2, 2020 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
May 2,
2020
Risk-free interest rate	0.45% - 1.48%
Expected volatility	35% - 36%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.37

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended May 2, 2020, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the three month period ended May 2, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2020	451,774	$131.03
Awards granted	113,819	179.92
Awards vested (a)	(123,195)	107.54
Awards forfeited	(6,650)	136.41
Non-vested awards outstanding, May 2, 2020	435,748	150.36

(a)	Restricted stock awards vested during the three month period ended May 2, 2020 had a total intrinsic value of $22.0 million.

The fair value of each share of restricted stock granted during Fiscal 2020 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of these performance share units is based on pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition to the performance conditions, each performance stock unit cliff vests at the end of a three-year service period. Compensation costs recognized on the performance-based restricted stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the three month period ended May 2, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 1, 2020	80,951	$173.87
Units granted	74,783	179.46
Awards forfeited	(979)	170.08
Non-vested units outstanding, May 2, 2020	154,755	176.59

12. Commitments and Contingencies

Legal

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. The Company is involved in a federal wage and hour lawsuit alleging that certain exempt employees were misclassified under the Fair Labor Standards Act (FLSA). In late November 2019, the Court overseeing this lawsuit granted final certification allowing the matter to proceed as a collective action under the FLSA. In addition, the Company is involved in a putative class action matter raising similar allegations of misclassification under the wage and hour laws of three states. This matter was stayed by the Court shortly after it was filed and has remained stayed to date. The Company is beginning mediation discussions in early June with respect to these lawsuits and is not able to predict the outcome at this time and cannot reasonably estimate any reasonably possible loss in excess of the amount accrued.

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

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $49.1 million, $53.1 million and $56.0 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. Among these arrangements, as of May 2, 2020, February 1, 2020 and May 4, 2019, the Company had letters of credit outstanding in the amount of $47.2 million, $46.6 million and $50.9 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $1.9 million, $6.5 million and $5.1 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $150.9 million, $501.8 million and $393.9 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively.

Purchase Commitments

The Company had $455.2 million of purchase commitments related to goods that were not received as of May 2, 2020.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Fiscal 2019 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 736 stores as of May 2, 2020, which includes temporarily closed stores, in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than sporadic processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. All stores, distribution centers and corporate offices remained temporarily closed as of May 2, 2020.

These developments have caused significant disruptions to our business and have had a significant adverse impact on our financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of our store closures as well as the timing and extent of any recovery in traffic and consumer spending at our stores. As of May 29, 2020, approximately 400 of our stores, as well as our distribution centers, have been reopened, and we expect the majority of our stores to reopen by mid-June 2020.  However, we are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on our operations, the degree to which our customers will patronize our stores and any impact from potential subsequent additional outbreaks.

In response to the COVID-19 pandemic and the temporary closing of our stores, we provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. We temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continue to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As we reopen our stores, we have begun to recall furloughed associates.

In order to maintain maximum financial flexibility during these uncertain times, we initiated several debt transactions. During March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit). On April 16, 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance our financial flexibility:

•	Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activity.

•	Negotiated rent deferral agreements with landlords.
•	Suspended our share repurchase program.
•

Our CEO voluntarily agreed to not take a salary, our board of directors voluntarily forfeited their cash compensation, our executive leadership team voluntarily agreed to decrease their salary by 50% and smaller salary reductions have been temporarily put in place for all employees through a certain level. It is anticipated that this compensation will be reinstated when a significant number of our stores reopen.

•

The annual incentive bonus payments related to Fiscal 2019 performance, as well as merit pay increases for Fiscal 2020, have been delayed to later in the fiscal year after we have more clarity regarding the impact of COVID-19.

Although we have ceased most of our merchandise purchasing activity during this period, a significant amount of inventory remained at stores and in distribution centers prior to the temporary closures discussed above. Due to the aging of this inventory, as well as the impact of seasonality on our merchandise, we recognized inventory markdowns of $271.9 million during the three month period ended May 2, 2020. These charges are included in “Cost of sales” on our Condensed Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our preliminary evaluation of the CARES Act, we currently believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. We recorded a tax benefit of $62.5 million in our effective income tax rate for the three month period ended May 2, 2020, for the increased benefit from net operating loss carryback to earlier years when the tax rate was higher than current year. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above.

As various states across the country begin to authorize the re-opening of businesses, we continue to keep health and safety as a top priority as we take steps to re-open our stores. We are implementing social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart.
•	One way entrances and exits at the front of the store and in the department aisles.
•	Wider check-out lanes, with social distancing markers on the floor.
•	Increased space at each register between customers and associates.
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas.
•	Providing sanitization materials throughout the store.
•	Making shopping cart wipes available.
•	Associates are being screened before returning to work, wearing face coverings while in stores, and are provided with gloves.

We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of goodwill and other intangible assets or long-lived asset impairment charges. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to our business.

Fiscal Year

Fiscal 2020 is defined as the 52-week year ending January 30, 2021. Fiscal 2019 is defined as the 52-week year ending February 1, 2020.

Store Openings, Closings, and Relocations

During the three month period ended May 2, 2020, we opened 22 new stores, inclusive of 10 relocations, and permanently closed three stores, exclusive of the aforementioned relocations, bringing our store count as of May 2, 2020 to 736 stores, which includes temporarily closed stores.

Ongoing Initiatives for Fiscal 2020

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March. Now, as various states across the country begin to authorize the re-opening of businesses, we continue to keep health and safety as a top priority as we take steps to re-open our stores.

As discussed above, we began reopening stores on May 11, 2020 in accordance with applicable government guidelines and, as of May 29, 2020, approximately 400 of our stores have been reopened. We plan on opening most of our remaining stores by mid-June 2020. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations, and we receive more clarity on the extent of the impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

•	Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•

More Effectively Chasing the Sales Trend. We are conservatively planning comparable stores sales growth, holding and controlling liquidity and closely analyzing the sales trend by business, ready to chase that trend. We believe that these actions should not only enable us to more effectively chase the trend, but they will also allow us to take more advantage of great opportunistic buys.

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

•

Operating with Leaner Store Inventories. We are planning to carry less inventory in stores going forward, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values within the racks. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.

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

COVID-19. The extent of the impact of the COVID-19 pandemic on our business will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted.  Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

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

A more broad, protracted slowdown in the U.S. economy, an extended period of high unemployment rates, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the recent outbreak of the COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We closely monitor our net sales, gross margin and expenses. We have performed scenario planning such that if our net sales decline for an extended period of time, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If we were to experience adverse economic trends and/or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income historically derived during the second half of the year, which includes the back-to-school and holiday seasons.

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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, internet retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington stores. Additionally, it is likely that the retail environment may be highly promotional in the near term, as retailers try to rebuild traffic to their stores and clear aged merchandise. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

Key Performance Measures

We consider numerous factors in assessing our performance. As the COVID-19 pandemic began to unfold, our focus shifted toward maintaining and enhancing our liquidity position, so that we would be able to operate with reduced revenues for an extended period and take advantage of opportunistic buys as our stores re-opened. As our operations return to normal, management will continue to evaluate our other key performance measures, including, net (loss) income, Adjusted Net (Loss) Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory and store payroll.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps during the three months ended May 2, 2020 to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes.

Cash and cash equivalents, including restricted cash and cash equivalents, increased $1,085.4 million during the three months ended May 2, 2020, compared with a decrease of $7.2 million during the three months ended May 4, 2019. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Net (loss) income. We recorded a net loss of $333.7 million during the three month period ended May 2, 2020 compared with net income of $77.8 million during the three month period ended May 4, 2019. This decrease was primarily driven by the temporary closure of all our stores in March and April 2020 due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net (Loss) Income as net (loss) income, exclusive of the following items, if applicable: (i) net favorable lease cost; (ii) costs related to debt amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; (v) amounts related to certain litigation matters; (vi) non-cash interest expense on the Convertible Notes; and (vii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net (Loss) Income.

We define Adjusted EBITDA as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt amendments; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt amendments; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT, because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from what we consider to be our core operating results are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare core operating results between past and future periods. Additionally, Adjusted Net Income per share (subject to further adjustment by the Compensation Committee of the board of directors) has historically been used for purposes of determining 50% of the awards made under our corporate annual incentive plan.

Adjusted Net (Loss) Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net (Loss) Income does not reflect the following items, net of their tax effect:

•	favorable lease costs;
•	costs related to debt amendments;
•	losses on extinguishment of debt;
•	amounts charged for certain litigation matters;
•	non-cash interest expense related to original issue discount on the Convertible Notes;
•	impairment charges on long-lived assets; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 2, 2020, Adjusted Net (Loss) Income, exclusive of management transition costs, decreased $397.9 million to a loss of $312.4 million. This decrease was primarily driven by the temporary closure of all our stores in March and April 2020 due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted Net (Loss) Income for the three months ended May 2, 2020 compared with the three months ended May 4, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 2,	May 4,
	2020	2019
Reconciliation of net (loss) income to Adjusted Net (Loss) Income:
Net (loss) income	$(333,728)	$77,765
Net favorable lease costs (a)	6,443	10,701
Non-cash interest expense on convertible notes (b)	1,366	—
Costs related to debt amendments (c)	4,352	(382)
Loss on extinguishment of debt (d)	202	—
Impairment charges	1,924	—
Litigation accruals (e)	10,400	—
Tax effect (f)	(6,006)	(2,597)
Adjusted Net (Loss) Income	(315,047)	85,487
Management transition costs, net of tax effect (g)	2,599	—
Adjusted Net (Loss) Income, exclusive of management transition costs	$(312,448)	$85,487

(a)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of (Loss) Income.

(b)	Represents non-cash accretion of original issue discount on the Convertible Notes.
(c)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(d)	Amounts relate to the refinancing of the Term Loan Facility.
(e)	Represents amounts charged for certain litigation matters.
(f)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (e).
(g)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•	amounts charged for certain litigation matters;
•	impairment charges on long-lived assets;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 2, 2020, Adjusted EBITDA, exclusive of management transition costs, decreased $612.9 million to a loss of $444.9 million. This decrease was primarily driven by the temporary closure of all our stores in March and April 2020 due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBITDA for the three months ended May 2, 2020 compared with the three months ended May 4, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 2,	May 4,
	2020	2019
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(333,728)	$77,765
Interest expense	14,693	13,371
Interest income	(716)	(205)
Loss on extinguishment of debt (a)	202	—
Costs related to debt amendments (b)	4,352	(382)
Litigation accruals (c)	10,400	—
Depreciation and amortization (d)	60,685	61,180
Impairment charges	1,924	—
Income tax (benefit) expense	(205,359)	16,195
Adjusted EBITDA	(447,547)	167,924
Management transition costs (e)	2,599	—
Adjusted EBITDA, exclusive of management transition costs	$(444,948)	$167,924

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)	Represents amounts charged for certain litigation matters.
(d)

Includes $6.4 million and $10.5 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of (Loss) Income for the three months ended May 2, 2020 and the three months ended May 4, 2019, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

(e)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt amendments;
•	favorable lease cost;
•	amounts charged for certain litigation matters;
•	impairment charges on long-lived assets;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 2, 2020, Adjusted EBIT, exclusive of management transition costs, decreased $616.6 million to a loss of $499.2 million. This decrease was primarily driven by the temporary closure of all our stores in March and April 2020 due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBIT for the three months ended May 2, 2020 compared with the three months ended May 4, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 2,	May 4,
	2020	2019
Reconciliation of net (loss) income to Adjusted EBIT:
Net (loss) income	$(333,728)	$77,765
Interest expense	14,693	13,371
Interest income	(716)	(205)
Loss on extinguishment of debt (a)	202	—
Costs related to debt amendments (b)	4,352	(382)
Net favorable lease costs (c)	6,443	10,701
Impairment charges	1,924	—
Litigation accruals (d)	10,400	—
Income tax (benefit) expense	(205,359)	16,195
Adjusted EBIT	(501,789)	117,445
Management transition costs (e)	2,599	—
Adjusted EBIT, exclusive of management transition costs	$(499,190)	$117,445

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of (Loss) Income.

(d)	Represents amounts charged for certain litigation matters.
(e)	Represents costs incurred as a result of hiring a new Chief Executive Officer, primarily related to sign-on and duplicative compensation costs.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers. This metric has also historically been used for purposes of determining 50% of the awards made under our corporate annual incentive plan.

We define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities.

Comparable store sales increased 3% in February of Fiscal 2020. All stores were non-comparable during March and April of Fiscal 2020 due to the temporary closures associated with the COVID-19 pandemic. Comparable store sales were flat for the three months ended May 4, 2019.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of (Loss) Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales decreased to 2.0% during the three month period ended May 2, 2020, compared with 41.0% during the three month period ended May 4, 2019, driven primarily by a $271.9 million charge against aged inventory due to our extended store closures. Product sourcing costs, which are included in selling, general and administrative expenses, were $75.7 million during the three month period ended May 2, 2020, compared with $78.6 million during the three month period ended May 4, 2019.

Inventory. Inventory at May 2, 2020 decreased to $625.9 million compared with $895.8 million at May 4, 2019. The decrease was attributable primarily to the $271.9 million inventory charge during the three month period ended May 2, 2020 due to aged inventory, as well as aggressive actions to reduce inventory receipts during this period of extended store closures. These charges are included in “Cost of sales” on our Condensed Consolidated Statement of (Loss) Income. Pack and hold inventory was 22% of total inventory as of May 2, 2020, compared with 28% as of May 4, 2019. We ceased most buying activity, including pack and hold, during the period that stores were closed. Once operations return to normal, we intend to continue to build up our pack and hold merchandise. Inventory at February 1, 2020 was $777.2 million.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. Once operations begin to normalize, we will continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Store Payroll. The method of calculating store payroll varies across the retail industry. As a result, our store payroll may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees.

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result of these actions, store payroll costs decreased to $105.2 million during the three month period ended May 2, 2020, compared with $141.0 million during the three month period ended May 4, 2019.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of (Loss) Income as a percentage of net sales for the three months ended May 2, 2020 and the three months ended May 4, 2019.

	Percentage of Net Sales
	Three Months Ended
	May 2,	May 4,
	2020	2019
Net sales	100.0%	100.0%
Other revenue	0.4	0.3
Total revenue	100.4	100.3
Cost of sales	98.0	59.0
Selling, general and administrative expenses	60.8	31.8
Costs related to debt amendments	0.6	(0.0)
Depreciation and amortization	6.8	3.1
Impairment charges - long-lived assets	0.2	—
Other income - net	(0.3)	(0.1)
Loss on extinguishment of debt	0.0	—
Interest expense	1.8	0.8
Total costs and expenses	167.9	94.6
(Loss) income before income tax (benefit) expense	(67.5)	5.7
Income tax (benefit) expense	(25.7)	1.0
Net (loss) income	(41.8)%	4.7%

Three Month Period Ended May 2, 2020 Compared With the Three Month Period Ended May 4, 2019

Net sales

Net sales decreased approximately $830.6 million, or 51.0%, to $798.0 million during the three month period ended May 2, 2020, driven primarily by the temporary closure of all our stores by March 22, 2020. Comparable store sales for February of Fiscal 2020 increased 3% prior to the store closures. All stores were non-comparable for March and April of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales increased to 98.0% during the three month period ended May 2, 2020, compared to 59.0% during the three month period ended May 4, 2019, driven primarily by a $271.9 million charge against aged inventory due to the extended store closures. On a dollar basis, cost of sales decreased $179.1 million, or 18.6%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $75.7 million during the three month period ended May 2, 2020, compared with $78.6 million during the three month period ended May 4, 2019.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended May 2, 2020 compared with the three month period ended May 4, 2019.

	(in millions)
	Three Months Ended
	May 2, 2020	Percentage of Net Sales	May 4, 2019	Percentage of Net Sales	$ Variance	% Change
Store related costs	$306.5	38.4%	$341.0	20.9%	$(34.5)	(10.1)%
Product sourcing costs	75.7	9.5	78.6	4.8	(2.9)	(3.7)
Corporate costs	76.7	9.6	50.6	3.1	26.1	51.6
Marketing and strategy costs	7.5	0.9	18.7	1.2	(11.2)	(59.9)
Favorable lease cost	6.4	0.8	10.5	0.7	(4.1)	(39.0)
Other selling, general and administrative expenses	12.3	1.6	18.0	1.1	(5.7)	(31.7)
Selling, general and administrative expenses	$485.1	60.8%	$517.4	31.8%	$(32.3)	(6.2)%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the temporary closure of all stores by March 22, 2020. We took significant steps to reduce selling, general and administrative expenses during this period. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level. As a result of these actions, our selling, general and administrative expenses decreased from last year on a dollar basis. These decreases were partially offset by increases in stock compensation expense and litigation accruals, as well as COVID-19 related expenses.

Costs related to debt amendments

During the first quarter of Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $3.2 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility. During the first quarter of Fiscal 2019, we reversed $0.4 million of previously estimated debt amendment costs associated with the 2018 refinancing of our Term Loan Facility.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $54.3 million during the three month period ended May 2, 2020 compared with $50.6 million during the three month period ended May 4, 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Interest expense

Interest expense increased $1.3 million to $14.7 million. The increase was primarily driven by the $400 million draw on our ABL Line of Credit in March 2020, as well as the issuance of our $805 million Convertible Notes and our $300 million Secured Notes. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

The average interest rates and average balances related to our variable rate debt for the three month period ended May 2, 2020 compared with prior year, are summarized in the table below:

	Three Months Ended
	May 2,	May 4,
	2020	2019
Average interest rate – ABL Line of Credit	2.2%	3.8%
Average interest rate – Term Loan Facility	3.0%	4.5%
Average balance – ABL Line of Credit (in millions)	$206.6	$147.4
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount

Income tax expense

Income tax benefit was $205.4 million during the three month period ended May 2, 2020 compared with income tax expense of $16.2 million during the three month period ended May 4, 2019. The effective tax rate for the three month period ended May 2, 2020 was 38.1% compared with 17.2% during the three month period ended May 4, 2019. The income tax benefit in the current year is a result of the pre-tax loss, and the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27th, 2020. Among other things, the CARES Act allows for a 5 year Net Operating Loss carry-back. The increase in the income tax rate is a function of current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net (loss) income

We recorded a net loss of $333.7 million during the three month period ended May 2, 2020 compared with net income of $77.8 million for the three month period ended May 4, 2019. This decrease was primarily driven by the temporary closure of all our stores in March and April 2020 due to the COVID-19 pandemic.

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

As a result of the temporary store closures and the uncertainty regarding the duration of the COVID-19 impact on store traffic, the Company took a more conservative approach to managing its cash flow during the first quarter of Fiscal 2020. These measures included carefully managing operating expenses, working capital and capital expenditures during the period, as well as suspending the Company’s share repurchase program.

We initiated several debt transactions in order to facilitate increased financial flexibility during this period. During March 2020, we borrowed $400 million on our existing ABL Line of Credit. On April 16, 2020, we issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of Secured Notes. The proceeds of the Convertible Notes and Secured Notes will be used for general corporate purposes.

We believe that cash generated from operations upon re-opening of our stores, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives in the event that the economy declines, or we are again required to cease or significantly limit our operations as a result of the COVID-19 pandemic.

Cash Flow for the Three Month Period Ended May 2, 2020 Compared With the Three Month Period Ended May 4, 2019

We generated $1,085.4 million of cash flow during the three month period ended May 2, 2020 compared with a use of $7.2 million during the three month period ended May 4, 2019.

Net cash used in operating activities amounted to $271.7 million during the three month period ended May 2, 2020, compared with proceeds of $54.2 million during the three month period ended May 4, 2019. The decrease in our operating cash flows was primarily driven by the temporary closure of all stores due to the COVID-19 pandemic.

Net cash used in investing activities was $62.6 million during the three month period ended May 2, 2020 compared with a use of $83.9 million during the three month period ended May 4, 2019. This change was primarily the result of a decrease in capital expenditures. Many of our new store, store remodel and other store expenditure projects were moved to future periods as a result of the COVID-19 pandemic.

Net cash provided by financing activities was $1,419.7 million during the three month period ended May 2, 2020 compared with $22.4 million during the three month period ended May 4, 2019. This change was primarily driven by our cash flow management efforts as a result of the COVID-19 pandemic, which included drawing $400 million on our ABL Line of Credit, issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million on our Secured Notes, and suspending our share repurchase program.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at May 2, 2020 of $867.9 million compared with a working capital deficit of $114.0 million at May 4, 2019. The increase in working capital was primarily due to our increased cash balance, as a result of issuing the Convertible Notes and the Secured Notes and the $400 million draw on our ABL Line of Credit. These increases were partially offset by a decrease in merchandise inventories, as a result of markdowns taken on inventory purchased prior to the COVID-19 pandemic. We had a working capital deficit at February 1, 2020 of $51.1 million.

Capital Expenditures

For the three month period ended May 2, 2020, cash spend for capital expenditures, net of $5.8 million of landlord allowances, amounted to $56.7 million. As a result of our temporary store closures and the uncertainty regarding the impact of the COVID-19 pandemic on store traffic, many of our capital expenditure projects have been moved to future periods. We now estimate that we will spend approximately $260 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2020, including approximately $105 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $70 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the three month period ended May 2, 2020, we repurchased 243,573 shares of our common stock for $50.2 million under the share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. As of May 2, 2020, we had $348.4 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 2, 2020, we opened 22 new stores, inclusive of 10 relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of May 2, 2020 to 736 stores. Many of our store opening and relocation projects have been moved to future periods as a result of the COVID-19 pandemic. We will continue to pursue our growth plans and invest in capital projects that meet our financial requirements once normal store operations resume, and we have more clarity on the extent of the impact of the COVID-19 pandemic. During Fiscal 2020, we plan to open 38 net new stores, which includes approximately 64 gross new stores, along with approximately 26 store relocations and closings.

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

Debt and Hedging

As of May 2, 2020, our obligations, inclusive of original issue discount, include $957.8 million under our Term Loan Facility, $625.7 million of Convertible Notes, $300.0 million of Secured Notes and $400.0 million of outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $49.5 million of finance lease obligations as of May 2, 2020.

Term Loan Facility

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%.

At May 2, 2020, our borrowing rate related to the Term Loan Facility was 2.6%.

ABL Line of Credit

On March 17, 2020, we borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19.

At May 2, 2020, we had $150.9 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three month period ended May 2, 2020 amounted to $400.0 million. Average borrowings during the three month period ended May 2, 2020 amounted to $206.6 million at an average interest rate of 2.2%.

Convertible Notes

On April 16, 2020, we issued $805 million of Convertible Notes. An aggregate of up to 3,656,149 shares of common stock may be issued upon conversion of the Convertible Notes, which number is subject to adjustment up to an aggregate of 4,844,410 shares following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes will bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding January 15, 2025, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of our common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We will not be able to redeem the Convertible Notes prior to April 15, 2023. On or after April 15, 2023, we will be able to redeem for cash all or any portion of the

Convertible Notes, at our option, if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the Convertible Notes may require us to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or during the relevant redemption period for such Convertible Notes.

The Convertible Notes contain a cash conversion feature, and as a result, we have separated it into liability and equity components. We valued the liability component based on our borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component.

Secured Notes

On April 16, 2020, our indirect subsidiary, BCFWC, issued $300 million of Senior Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest is payable semiannually in cash at a rate of 6.25% per annum on each of April 15 and October 15, beginning on October 15, 2020. The Secured Notes are guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit. The Secured Notes will mature on April 15, 2025 unless earlier redeemed or repurchased.

Hedging

On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $455.2 million of purchase commitments related to goods that were not received as of May 2, 2020. Except as disclosed above with respect to the issuance of the Convertible Notes and Secured Notes, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2019 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of May 2, 2020, the end of our first quarter, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2019 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements may include, but are not limited to, future impacts of the COVID-19 pandemic, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: general economic conditions; pandemics, including the duration of the COVID-19 pandemic and actions taken to slow its spread and the related impact on consumer confidence and spending; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including tax and trade policies, tariffs and government regulations; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen cyber-related problems or attacks; any unforeseen material loss or casualty; the effect of inflation; regulatory and tax changes; our relationships with employees; the impact of current and future laws and the interpretation of such laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

Many of these factors, including the ultimate impact of the COVID-19 pandemic, are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements and their impact in our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Fiscal 2019 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 2, 2020. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2020.

During the quarter ended May 2, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 12 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 1A. Risk Factors.

The Company’s risk factor disclosure in Part I, Item 1A of its Fiscal 2019 10-K is hereby supplemented as follows:

The current outbreak of the novel coronavirus, or COVID-19, pandemic has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and cause disruption to, our business, financial performance and condition, operating results, liquidity and cash flows. Further, the spread of the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Governmental authorities nationally and in affected regions are taking increasingly dramatic actions and mandating various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

The outbreak of the COVID-19 pandemic has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows, and will continue to adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic or another pandemic include:

•	our ability to reopen stores in a timely manner, and our ability to attract customers to our stores when we are able to reopen;
•	our ability to retain, and not furlough, corporate associates, to assist in the re-openings of our stores;
•	our ability to reinstate our furloughed store and distribution center associates;
•	our ability to enter into rent deferral arrangements with our landlords;
•	supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•

our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs and expenses of updating and replacing inventory;

•	delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;
•	fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending;
•	our ability to attract customers to our stores when, or if, they reopen, given the risks, or perceived risks, of gathering in public places;
•	our ability to delay merchandise and other payments to vendors;
•	our ability to pay associate compensation, including incentive compensation payments, in a timely manner, or at all;
•	our ability to continue to incentivize and retain associates, as well as our ability to preserve liquidity to be able to take advantage of market conditions when, or if, our stores reopen; and
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. Nevertheless, COVID-19 presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2019 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

         There were no unregistered sales of equity securities during the three fiscal months ended May 2, 2020 other than as reported in our Current Report on Form 8-K filed with the SEC on April 16, 2020 in connection with our offering of convertible senior notes.  The convertible senior notes were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 2, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 2, 2020 through February 29, 2020	64,020	$235.31	63,607	$383,579
March 1, 2020 through April 4, 2020	180,591	$195.40	179,966	$348,387
April 5, 2020 through May 2, 2020	40,325	$178.28	—	$348,387
Total	284,936		243,573

(1)

The number of shares purchased between February 2, 2020 and February 29, 2020, between March 1, 2020 and April 4, 2020 and between April 5, 2020 and May 2, 2020 include 413 shares, 625 shares and 40,325 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock or restricted stock unit awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. For a further discussion of our share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
4.1	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association.	Current Report on Form 8-K	April 16, 2020
4.2

Indenture (including the form of Secured Note), dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wilmington Trust, National Association.

		Current Report on Form 8-K	April 16, 2020
10.1

Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture.

		Current Report on Form 8-K	April 16, 2020
10.2

Intellectual Property Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture.

		Current Report on Form 8-K	April 16, 2020
10.3

Pledge Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture.

		Current Report on Form 8-K	April 16, 2020
10.4

Amended and Restated ABL Intercreditor Agreement, dated as of April 16, 2020, among Bank of America, N.A., in its capacities as administrative agent and collateral agent under the ABL Facility, JPMorgan Chase Bank, N.A., in its capacities as administrative agent and collateral agent under the Term Loan Facility, and Wilmington Trust, National Association, in its capacities as collateral agent and trustee under the Indenture, and the accompanying Acknowledgment executed and delivered by Burlington Coat Factory Warehouse Corporation and each Guarantor.

		Current Report on Form 8-K	April 16, 2020
10.5

Pari Passu Intercreditor Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent under the Term Loan Facility, and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture.

		Current Report on Form 8-K	April 16, 2020
10.6†	Consent and Technical Modification Agreement, dated as of April 7, 2020, by and between Burlington Coat Factory Warehouse Corporation and Bank of America, N.A.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed or furnished herewith.

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

Date: May 29, 2020