Form 10-Q
period 2020-08-01
Burlington Stores, Inc.
filed 2020-08-27
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

The registrant had 66,163,573 shares of common stock outstanding as of August 1, 2020.

BURLINGTON STORES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
REVENUES:
Net sales	$1,009,882	$1,656,363	$1,807,877	$3,284,910
Other revenue	2,446	5,659	5,974	11,306
Total revenue	1,012,328	1,662,022	1,813,851	3,296,216
COSTS AND EXPENSES:
Cost of sales	547,550	970,421	1,329,734	1,931,739
Selling, general and administrative expenses	491,598	531,843	976,686	1,049,221
Costs related to debt issuances and amendments	—	7	4,352	(375)
Depreciation and amortization	54,404	52,261	108,694	102,902
Impairment charges - long-lived assets	1,077	—	3,001	—
Other income - net	(824)	(1,663)	(2,946)	(3,754)
Loss on extinguishment of debt	—	—	202	—
Interest expense	28,359	13,435	43,052	26,805
Total costs and expenses	1,122,164	1,566,304	2,462,775	3,106,538
(Loss) income before income tax (benefit) expense	(109,836)	95,718	(648,924)	189,678
Income tax (benefit) expense	(63,055)	11,151	(268,415)	27,346
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332

Net (loss) income per common share:
Common stock - basic	$(0.71)	$1.28	$(5.79)	$2.46
Common stock - diluted	$(0.71)	$1.26	$(5.79)	$2.40
Weighted average number of common shares:
Common stock - basic	65,947	65,918	65,760	66,011
Common stock - diluted	65,947	67,274	65,760	67,502

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized losses arising during the period	(1,982)	(10,222)	(11,591)	(13,494)
Reclassification into earnings during the period	2,049	150	3,157	(35)
Other comprehensive income (loss), net of tax	67	(10,072)	(8,434)	(13,529)
Total comprehensive (loss) income	$(46,714)	$74,495	$(388,943)	$148,803

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 1,	February 1,	August 3,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,077,146	$403,074	$97,207
Restricted cash and cash equivalents	6,582	6,582	21,882
Accounts receivable—net	50,255	91,508	98,201
Merchandise inventories	607,554	777,248	823,787
Assets held for disposal	—	2,261	—
Prepaid and other current assets	150,253	136,698	144,832
Total current assets	1,891,790	1,417,371	1,185,909
Property and equipment—net	1,431,476	1,403,173	1,317,562
Operating lease assets	2,456,919	2,397,111	2,160,828
Tradenames	238,000	238,000	238,000
Favorable leases—net	634	731	829
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,678	4,678	4,125
Other assets	299,373	85,731	92,120
Total assets	$6,369,934	$5,593,859	$5,046,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$492,349	$759,107	$690,597
Current operating lease liabilities	277,211	302,185	277,411
Other current liabilities	451,877	397,032	344,584
Current maturities of long term debt	3,760	3,577	3,176
Total current liabilities	1,225,197	1,461,901	1,315,768
Long term debt	2,161,166	1,001,723	1,079,775
Long term operating lease liabilities	2,390,344	2,322,000	2,069,613
Other liabilities	113,580	97,798	94,601
Deferred tax liabilities	217,387	182,288	171,543
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 80,414,151 shares, 79,882,506 shares and 79,605,368 shares, respectively;
Outstanding: 66,163,573 shares, 65,929,972 shares and 66,270,608 shares, respectively	7	7	7
Additional paid-in-capital	1,770,091	1,587,146	1,545,185
Accumulated (deficit) earnings	(175,712)	204,797	(97,987)
Accumulated other comprehensive loss	(27,394)	(18,960)	(17,142)
Treasury stock, at cost	(1,304,732)	(1,244,841)	(1,114,926)
Total stockholders' equity	262,260	528,149	315,137
Total liabilities and stockholders' equity	$6,369,934	$5,593,859	$5,046,437

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 1,	August 3,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(380,509)	$162,332
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	108,694	102,902
Impairment charges—long-lived assets	3,001	—
Amortization of deferred financing costs	1,786	641
Accretion of long term debt instruments	9,146	406
Deferred income taxes	(5,923)	(1,817)
Non-cash loss on extinguishment of debt	202	—
Non-cash stock compensation expense	30,045	20,974
Non-cash lease expense	1,226	7,318
Cash received from landlord allowances	12,825	23,427
Changes in assets and liabilities:
Accounts receivable	59,304	(22,754)
Merchandise inventories	169,694	129,890
Prepaid and other current assets	(13,553)	(21,729)
Accounts payable	(269,750)	(158,675)
Other current liabilities	10,131	(16,189)
Other long term assets and long term liabilities	(216,888)	1,829
Other operating activities	7,539	868
Net cash (used in) provided by operating activities	(473,030)	229,423
INVESTING ACTIVITIES
Cash paid for property and equipment	(133,722)	(163,480)
Lease acquisition costs	—	(459)
Other investing activities	(395)	(44)
Net cash (used in) investing activities	(134,117)	(163,983)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	400,000	1,053,500
Principal payments on long term debt—ABL Line of Credit	(150,000)	(956,600)
Proceeds from long term debt—Convertible Note	805,000	—
Proceeds from long term debt—Secured Note	300,000	—
Purchase of treasury shares	(59,891)	(193,165)
Proceeds from stock option exercises	20,984	15,216
Deferred financing costs	(28,815)	—
Other financing activities	(6,059)	542
Net cash provided by (used in) financing activities	1,281,219	(80,507)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	674,072	(15,067)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	409,656	134,156
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,083,728	$119,089
Supplemental disclosure of cash flow information:
Interest paid	$17,722	$25,461
Income tax payments - net	$8,754	$70,628
Non-cash investing activities:
Accrued purchases of property and equipment	$60,693	$47,754

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2020

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 1, 2020, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 739 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Fiscal 2019 10-K). The balance sheet at February 1, 2020 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2019 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 1, 2020 are not necessarily indicative of results for the fiscal year.

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

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the continuing extent of which will be primarily based on a variety of factors, including the timing and extent of any recovery in traffic and consumer spending at the Company’s stores, as well as any future required store closures because of COVID-19 resurgences. The Company began reopening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. However, the Company is currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks, including additional temporary store closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. The Company temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As of August 1, 2020, the Company has recalled all furloughed associates at its re-opened stores, as well as its corporate and distribution facilities.

In order to maintain maximum financial flexibility during these uncertain times, the Company completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, the Company borrowed $400 million on its existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), $150 million of which was repaid during the second quarter. In April 2020, the Company issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and BCFWC issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, the Company took the following steps to further enhance its financial flexibility:

•

Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activity while stores were closed. The Company has subsequently resumed its buying activities, while continuing its conservative approach toward operating expenses and capital expenditures.

•	Negotiated rent deferral agreements with landlords.
•	Suspended the Company’s share repurchase program.
•

The Company’s CEO voluntarily agreed to not take a salary; the Company’s board of directors voluntarily forfeited their cash compensation; the Company’s executive leadership team voluntarily agreed to decrease their salary by 50%, and smaller salary reductions were temporarily put in place for all employees through a certain level. This compensation has been reinstated now that substantially all of the Company’s stores have reopened.

•

The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on the Company’s merchandise, the Company recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on the Company’s Condensed Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on the Company’s evaluation of the CARES Act, the Company believes that it qualifies for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. The Company recorded a tax benefit of $24.8 million and $87.3 million in its effective income tax rate for the three and six month periods ended August 1, 2020, respectively, for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a tax refund of $221.2 million from the carryback of federal NOLs, which is included in the line item “Other assets” on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 8, “Income Taxes” for further discussion.

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

Intangible Assets

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance became effective for the Company as of the beginning of Fiscal 2020. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements and notes thereto.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statements of income as the fees associated with the hosting element of the arrangement. The new guidance became effective for the Company as of the beginning of Fiscal 2020. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements and notes thereto.

Pending Accounting Standards

Convertible Debt

On August 5, 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with a cash conversion feature. As a result, after adopting the guidance, entities will no longer separately present imbedded conversion features in equity, and will instead account for the convertible debt wholly as debt. Among other things, the new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The new guidance will be effective for fiscal years beginning after December 15, 2021 and interim periods within those years, and may be early adopted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Entities can elect either the full or modified retrospective method of adoption.

While the Company is still in the process of determining the impact of adopting this guidance, it does anticipate that the new guidance will have a material impact on its consolidated financial statements and notes thereto. The Company anticipates a significant reclassification from equity to debt, as well as a reduction in interest expense, due to eliminating the amortization of the debt discount. Additionally, this guidance may cause a change to our diluted share count in certain periods.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended August 1, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 1, 2020 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and six month periods ended August 1, 2020 and August 3, 2019 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings (Deficit)	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	7	1,737,868	(128,931)	(27,461)	(14,237,470)	(1,302,382)	279,101
Net loss	—	—	—	(46,781)	—	—	—	(46,781)
Stock options exercised	324,500	—	19,530	—	—	—	—	19,530
Shares used for tax withholding	—	—	—	—	—	(13,108)	(2,350)	(2,350)
Vesting of restricted shares, net of forfeitures of 2,499 restricted shares	5,480	—	—	—	—	—	—	—
Stock based compensation	—	—	12,693	—	—	—	—	12,693
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $0.7 million	—	—	—	—	(1,982)	—	—	(1,982)
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,049	—	—	2,049
Balance at August 1, 2020	80,414,151	$7	$1,770,091	$(175,712)	$(27,394)	(14,250,578)	$(1,304,732)	$262,260

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Forfeiture of restricted shares, net of issuance of 1,759 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	7	1,520,244	(182,554)	(7,070)	(12,966,479)	(1,052,079)	278,548
Net income	—	—	—	84,567	—	—	—	84,567
Stock options exercised	280,955	—	13,394	—	—	—	—	13,394
Shares used for tax withholding	—	—	—	—	—	(67,539)	(11,521)	(11,521)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(300,742)	(51,326)	(51,326)
Forfeiture of restricted shares	(8,164)	—	—	—	—	—	—	—
Stock based compensation	—	—	11,547	—	—	—	—	11,547
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.9 million	—	—	—	—	(10,222)	—	—	(10,222)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	150	—	—	150
Balance at August 3, 2019	79,605,368	$7	$1,545,185	$(97,987)	$(17,142)	(13,334,760)	$(1,114,926)	$315,137

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

As a result of the COVID-19 pandemic and the associated store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $47.9 million are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2020 (remainder)	$190,025	$3,081
2021	450,918	6,841
2022	433,387	7,513
2023	410,257	7,589
2024	373,917	7,417
2025	339,930	5,298
Thereafter	1,160,133	33,353
Total future minimum lease payments	3,358,567	71,092
Amount representing interest	(691,012)	(22,244)
Total lease liabilities	2,667,555	48,848
Less: current portion of lease liabilities	(277,211)	(3,760)
Total long term lease liabilities	$2,390,344	$45,088

Weighted average discount rate	5.4%	6.9%
Weighted average remaining lease term (years)	8.5	11.9

The above schedule excludes approximately $332.8 million for 51 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	August 1, 2020	August 1, 2020	August 3, 2019	August 3, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$1,211	$2,422	$972	$1,945
Interest on lease liabilities (b)	857	1,729	641	1,296
Operating lease cost (c)	109,592	218,565	101,504	202,428
Variable lease cost (c)	45,643	86,861	38,442	77,261
Total lease cost	157,303	309,577	141,559	282,930
Less all rental income(d)	(1,265)	(2,513)	(1,233)	(2,473)
Total net rent expense (e)	$156,038	$307,064	$140,326	$280,457

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of (Loss) Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended	Six Months Ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$169,391	$198,287
Cash payments for the principal portion of finance lease liabilities (b)	$1,743	$1,407
Cash payments for the interest portion of finance lease liabilities (a)	$1,729	$1,296
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$228,344	$273,030

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 1,	February 1,	August 3,
	2020	2020	2019
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, matures on November 17, 2024	$958,025	$957,505	$957,099
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	633,076	—	—
$300,000 senior secured notes, 6.25%, matures on April 15, 2025	300,000	—	—
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	250,000	—	96,900
Finance lease obligations	48,848	50,130	31,541
Unamortized deferred financing costs	(25,023)	(2,335)	(2,589)
Total debt	2,164,926	1,005,300	1,082,951
Less: current maturities	(3,760)	(3,577)	(3,176)
Long term debt, net of current maturities	$2,161,166	$1,001,723	$1,079,775

Term Loan Facility

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its senior secured credit term loan facility (the Term Loan Facility). The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of (Loss) Income. Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of (Loss) Income.

At August 1, 2020 and August 3, 2019, the Company’s interest rate related to the Term Loan Facility was 1.9% and 4.3%, respectively.

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

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

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

In connection with the Convertible Notes issuance, the Company incurred deferred financing costs of $21.0 million, primarily related to fees paid to the bookrunners of the offering, as well as legal, accounting and rating agency fees. These costs were allocated on a pro rata basis, with $16.4 million allocated to the debt component and $4.6 million allocated to the equity component.

The debt discount and the debt portion of the deferred costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.2%.

The Convertible Notes consist of the following components as of the periods indicated:

	(in thousands)
	August 1,	February 1,	August 3,
	2020	2020	2019
Liability component:
Principal	$805,000	$—	$—
Unamortized debt discount	(171,924)	—	—
Unamortized deferred debt costs	(15,571)	—	—
Net carrying amount	$617,505	$—	$—

Equity component, net	$131,916	$—	$—

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	August 1, 2020	August 1, 2020	August 3, 2019	August 3, 2019
Coupon interest	$4,513	$5,356	$—	$—
Amortization of debt discount	7,387	8,753	—	—
Amortization of deferred debt costs	672	793	—	—
Convertible Notes interest expense	$12,572	$14,902	$—	$—

Secured Notes

On April 16, 2020, BCFWC issued $300 million of Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest is payable semiannually in cash, in arrears, at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes are guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility. The Secured Notes mature on April 15, 2025, unless earlier redeemed or repurchased.

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.8 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $3.2 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of (Loss) Income.

ABL Line of Credit

On March 17, 2020, the Company borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. The Company repaid $150 million of this amount during the second quarter of Fiscal 2020.

At August 1, 2020, the Company had $120.4 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three and six month periods ended August 1, 2020 amounted to $400.0 million. Average borrowings during the three and six month periods ended August 1, 2020 amounted to $372.0 million and $289.3 million, respectively, at an average interest rate of 2.1% in both periods.

At August 3, 2019, the Company had $428.6 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three and six month periods ended August 3, 2019 amounted to $245.0 million and $255.0 million, respectively. Average borrowings during the three and six month periods ended August 3, 2019 amounted to $146.0 million and $146.7 million, respectively, at an average interest rate of 3.7% in both periods.

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

As of August 1, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 1, 2020		February 1, 2020		August 3, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other liabilities	$37,798	Other liabilities	$26,220	Other liabilities	$23,703

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Unrealized losses, before taxes	$(2,730)	$(14,133)	$(15,894)	$(18,656)
Income tax benefit	748	3,911	4,303	5,162
Unrealized losses, net of taxes	$(1,982)	$(10,222)	$(11,591)	$(13,494)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest expense	$2,820	$200	$4,352	$(56)
Income tax (benefit) expense	(771)	(50)	(1,195)	21
Net reclassification into earnings	$2,049	$150	$3,157	$(35)

The Company estimates that approximately $11.5 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

6. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at February 1, 2020	$(18,960)
Unrealized losses, net of related tax benefit of $4.3 million	(11,591)
Amount reclassified into earnings, net of related taxes of $1.2 million	3,157
Balance at August 1, 2020	$(27,394)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 1, 2020, February 1, 2020 and August 3, 2019 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 1,	February 1,	August 3,
	2020	2020	2019
Level 1
Cash equivalents (including restricted cash)	$1,001,253	$369,733	$22,527

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three and six months ended August 1, 2020, the Company recorded impairment charges of $1.1 million and $3.0 million, respectively, primarily related to declines in revenues and operating results for five stores and ten stores, respectively. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of (Loss) Income. All of the fixed assets for these ten stores were fully impaired and therefore had zero fair value as of August 1, 2020, and would be categorized as Level 3 in the fair value hierarchy described above. Two of these stores also had partially impaired lease assets, with an aggregate fair value of $0.7 million as of August 1, 2020, and are categorized as Level 3 in the fair value hierarchy described above.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 1, 2020		February 1, 2020		August 3, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-5 Loans	$961,415	$914,546	$961,415	$959,899	$961,415	$959,791
Convertible Notes	805,000	896,070	—	—	—	—
Secured Notes	300,000	319,875	—	—	—	—
ABL Line of Credit	250,000	250,000	—	—	96,900	96,900
Total debt (a)	$2,316,415	$2,380,491	$961,415	$959,899	$1,058,315	$1,056,691
(a)	The table above excludes finance lease obligations, debt discount and deferred debt costs.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy, and are based on current market quotes received from inactive markets.

8. Income Taxes

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (NOLs) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, loosen the business interest limitation under section 163(j), and correct certain revisions made to qualified improvement property regulations enacted in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, to the extent that there are taxable losses at the end of 2020, the Company estimates that it will be able to obtain a tax refund from the carryback of federal NOLs.

Income tax benefit was $268.4 million during the six month period ended August 1, 2020, compared with income tax expense of $27.3 million during the six month period ended August 3, 2019. The effective tax rate for the six month period ended August 1, 2020 was 41.4%, compared with 14.4% during the six month period ended August 3, 2019. The effective tax rate for the six month period ended August 1, 2020 differs from the federal statutory rate of 21% and is an increase over the prior year primarily due to the Company’s pretax loss and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates than the current year, which represents a rate impact of 13.5%. Additionally, there was a 3.5% tax rate impact related to permanent benefits related to stock compensation.

Net deferred taxes are as follows:

	(in thousands)
	August 1,	February 1,	August 3,
	2020	2020	2019
Deferred tax asset	$4,678	$4,678	$4,125
Deferred tax liability	217,387	182,288	171,543
Net deferred tax liability	$212,709	$177,610	$167,418

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes. The increase in deferred tax liability is primarily attributable to the tax treatment of certain debt transactions entered into during the first quarter of Fiscal 2020.

As of August 1, 2020, the Company had a deferred tax asset related to net operating losses of $20.7 million, inclusive of $20.4 million related to state net operating losses that expire at various dates between 2021 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of August 1, 2020, the Company had a deferred tax asset related to tax credit carry-forwards of $11.1 million, inclusive of $1.4 million of federal tax credits, which will expire in 2040, and $8.3 million of state tax credit carry-forwards, which will begin to expire in 2021, and $1.4 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of August 1, 2020, February 1, 2020 and August 3, 2019, valuation allowances amounted to $11.5 million, $9.8 million and $9.2 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended August 1, 2020, the Company acquired 54,471 shares of common stock from employees for approximately $9.7 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

From the beginning of Fiscal 2020 through the time the program was suspended, the Company repurchased 243,573 shares of its common stock for $50.2 million under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. As of August 1, 2020, the Company had $348.4 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Basic net (loss) income per share
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Weighted average number of common shares – basic	65,947	65,918	65,760	66,011
Net (loss) income per common share – basic	$(0.71)	$1.28	$(5.79)	$2.46
Diluted net (loss) income per share
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Shares for basic and diluted net (loss) income per share:
Weighted average number of common shares – basic	65,947	65,918	65,760	66,011
Assumed exercise of stock options and vesting of restricted stock	—	1,356	—	1,491
Assumed conversion of convertible debt	—	—	—	—
Weighted average number of common shares – diluted	65,947	67,274	65,760	67,502
Net (loss) income per common share – diluted	$(0.71)	$1.26	$(5.79)	$2.40

Approximately 2,005,000 and 2,015,000 shares were excluded from diluted net loss per share for the three and six month periods ended August 1, 2020, respectively, since all of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position.

Approximately 600,000 and 500,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income per share for the three and six month periods ended August 3, 2019, respectively, since their effect was anti-dilutive.

During the three and six months ended August 1, 2020, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

11. Stock-Based Compensation

As of August 1, 2020, there were 2,432,377 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
Type of Non-Cash Stock Compensation	2020	2019	2020	2019
Restricted stock and restricted stock unit grants (a)	$5,739	$5,591	$12,638	$10,543
Stock option grants (a)	4,696	4,767	11,028	9,184
Performance stock unit grants (a)	2,258	1,189	6,379	1,247
Total (b)	$12,693	$11,547	$30,045	$20,974

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of (Loss) Income.
(b)

The amounts presented in the table above exclude taxes. For the three and six month periods ended August 1, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.2 million and $6.0 million, respectively. For the three and six month periods ended August 3, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.9 million and $5.2 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 1, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2020	1,890,955	$94.17
Options granted	236,833	180.12
Options exercised (a)	(505,450)	41.51
Options forfeited	(31,349)	109.94
Options outstanding, August 1, 2020	1,590,989	$123.39

(a)	Options exercised during the six month period ended August 1, 2020 had a total intrinsic value of $77.5 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 1, 2020:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	1,590,989	6.4	$123.39	$103.8

The fair value of each stock option granted during the six month period ended August 1, 2020 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
August 1,
2020
Risk-free interest rate	0.45% - 1.48%
Expected volatility	35% - 36%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.39

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended August 1, 2020, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the six month period ended August 1, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2020	451,774	$131.03
Awards granted	182,410	186.07
Awards vested (a)	(165,324)	101.73
Awards forfeited	(11,738)	141.16
Non-vested awards outstanding, August 1, 2020	457,122	163.33

(a)	Restricted stock awards vested during the six month period ended August 1, 2020 had a total intrinsic value of $29.8 million.

The fair value of each share of restricted stock granted during Fiscal 2020 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of these performance stock units is based on pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition to the performance conditions, each performance stock unit cliff vests at the end of a three-year service period. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the six month period ended August 1, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 1, 2020	80,951	$173.87
Units granted	74,783	179.46
Awards forfeited	(1,783)	170.08
Non-vested units outstanding, August 1, 2020	153,951	176.63

12. Commitments and Contingencies

Legal

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violations of state consumer and/or privacy protection and other statutes. The Company is involved in a federal wage and hour lawsuit alleging that certain exempt employees were misclassified under the Fair Labor Standards Act (FLSA). In addition, the Company is involved in a putative class action matter raising similar allegations of misclassification under the wage and hour laws of three states.  In June 2020, the Company agreed to settle both matters for approximately $19.6 million (plus applicable employer-side payroll taxes). The parties are currently working to obtain final Court approval of the settlement.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $53.9 million, $53.1 million and $74.5 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively. Among these arrangements, as of August 1, 2020, February 1, 2020 and August 3, 2019, the Company had letters of credit outstanding in the amount of $47.2 million, $46.6 million and $50.9 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $6.7 million, $6.5 million and $23.6 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $120.4 million, $501.8 million and $428.6 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively.

Purchase Commitments

The Company had $955.6 million of purchase commitments related to goods that were not received as of August 1, 2020.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 739 stores as of August 1, 2020 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

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

These developments have caused significant disruptions to our business and have had a significant adverse impact on our financial condition, results of operations and cash flows, the continuing extent of which will be primarily based on a variety of factors, including the timing and extent of any recovery in traffic and consumer spending at our stores, as well as any future required store closures because of COVID-19 resurgences. We began reopening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter.  However, we are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on our operations, the degree to which our customers will patronize our stores and any impact from potential subsequent additional outbreaks, including additional temporary store closures.

In response to the COVID-19 pandemic and the temporary closing of our stores, we provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. We temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As of August 1, 2020, we have recalled all furloughed associates at our re-opened stores, as well as our corporate and distribution facilities.

In order to maintain maximum financial flexibility during these uncertain times, we completed several debt transactions during the first quarter of Fiscal 2020. During March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), $150 million of which was repaid during the second quarter. In April 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance our financial flexibility:

•

Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities. We have subsequently resumed our buying activity, while continuing our conservative approach toward operating expenses and capital expenditures.

•	Negotiated rent deferral agreements with landlords.
•	Suspended our share repurchase program.
•

Our CEO voluntarily agreed to not take a salary, our board of directors voluntarily forfeited their cash compensation, our executive leadership team voluntarily agreed to decrease their salary by 50% and smaller salary reductions have been temporarily put in place for all employees through a certain level. This compensation has been reinstated now that substantially all of our stores have reopened.

•

The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on our merchandise, we recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on our Condensed Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. We recorded a tax benefit of $24.8 million and $87.3 million in our effective income tax rate for the three and six months ended August 1, 2020, respectively, for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a tax refund of $221.2 million from the carryback of federal NOLs, which is included in the line item “Other assets” on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 8, “Income Taxes” for further discussion.

We continue to keep health and safety as a top priority as we operate our stores. We have implemented social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart.
•	One way entrances and exits at the front of the store and in the department aisles.
•	Wider check-out lanes, with social distancing markers on the floor.
•	Increased space at each register, as well as a physical barrier, between customers and associates.
•	Closing all fitting rooms.
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas.
•	Providing sanitization materials throughout the store.
•	Making shopping cart wipes available.
•

All associates were screened before returning from furlough and continued to be screened daily in stores and distribution centers where required by state and local mandates. Associates are also required to wear face coverings while in stores and our distribution centers and are provided face masks and gloves by the Company.

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

Store Openings, Closings, and Relocations

During the six month period ended August 1, 2020, we opened 25 new stores, inclusive of 10 relocations, and permanently closed three stores, exclusive of the aforementioned relocations, bringing our store count as of August 1, 2020 to 739 stores, which includes temporarily closed stores.

Ongoing Initiatives for Fiscal 2020

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March. We continue to keep health and safety as a top priority as we operate our stores.

As discussed above, we began reopening stores on May 11, 2020 in accordance with applicable government guidelines, with the majority of our stores re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations, and we receive more clarity on the extent of the impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

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

A broader, protracted slowdown in the U.S. economy, an extended period of high unemployment rates, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the outbreak of the COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, internet retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington stores. Additionally, it is likely that the retail environment may continue to be highly promotional in the near term, as retailers try to rebuild traffic to their stores and clear aged merchandise. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps during the six months ended August 1, 2020 to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020. At August 1, 2020, we had $120.4 million available under the ABL Line of Credit.

Cash and cash equivalents, including restricted cash and cash equivalents, increased $674.1 million during the six months ended August 1, 2020, compared with a decrease of $15.1 million during the six months ended August 3, 2019. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Net (loss) income. We recorded a net loss of $46.8 million during the three month period ended August 1, 2020 compared with net income of $84.6 million during the three month period ended August 3, 2019. We recorded a net loss of $380.5 million during the six month period ended August 1, 2020 compared with net income of $162.3 million during the six month period ended August 3, 2019. These decreases were primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net (Loss) Income as net (loss) income, exclusive of the following items, if applicable: (i) net favorable lease cost; (ii) costs related to debt issuances and amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; (v) amounts related to certain litigation matters; (vi) non-cash interest expense on the Convertible Notes; (vii) costs related to closing the e-commerce store; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net (Loss) Income.

We define Adjusted EBITDA as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

Adjusted Net (Loss) Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net (Loss) Income does not reflect the following items, net of their tax effect:

•	favorable lease costs;
•	costs related to debt issuances and amendments;
•	losses on extinguishment of debt;
•	amounts charged for certain litigation matters;
•	non-cash interest expense related to original issue discount on the Convertible Notes;
•	impairment charges on long-lived assets;
•	costs related to closing the e-commerce store; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 1, 2020, Adjusted Net (Loss) Income decreased $128.6 million to a loss of $37.2 million and decreased $529.2 million to a loss of $352.2 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted Net (Loss) Income for the three and six months ended August 1, 2020 compared with the three and six months ended August 3, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Reconciliation of net (loss) income to Adjusted Net (Loss) Income:
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Net favorable lease costs (a)	6,183	9,205	12,626	19,907
Non-cash interest expense on convertible notes (b)	7,387	—	8,753	—
Costs related to debt issuances and amendments (c)	—	7	4,352	(375)
Loss on extinguishment of debt (d)	—	—	202	—
Impairment charges	1,077	—	3,001	—
Litigation accruals (e)	10,388	—	20,788	—
E-commerce closure (f)	970	—	970	—
Tax effect (g)	(16,421)	(2,333)	(22,427)	(4,931)
Adjusted Net (Loss) Income	(37,197)	91,446	(352,244)	176,933

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

(b)	Represents non-cash accretion of original issue discount on the Convertible Notes.
(c)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(d)	Amounts relate to the refinancing of the Term Loan Facility.
(e)	Represents amounts charged for certain litigation matters.
(f)	Represents costs related to the closure of our e-commerce store.
(g)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f). The effective tax rate includes the benefit of loss carrybacks to prior years with higher statutory tax rates.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt issuances and amendments;
•	cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•	amounts charged for certain litigation matters;
•	impairment charges on long-lived assets;
•	costs related to closing the e-commerce store;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 1, 2020, Adjusted EBITDA decreased $179.1 million to a loss of $8.8 million and decreased $794.6 million to a loss of $456.4 million, respectively, compared to the same period in the prior year. These decreases were primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBITDA for the three and six months ended August 1, 2020 compared with the three and six months ended August 3, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Interest expense	28,359	13,435	43,052	26,805
Interest income	(301)	(189)	(1,016)	(393)
Loss on extinguishment of debt (a)	—	—	202	—
Costs related to debt issuances and amendments (b)	—	7	4,352	(375)
Litigation accruals (c)	10,388	—	20,788	—
E-commerce closure (d)	970	—	970	—
Depreciation and amortization (e)	60,537	61,355	121,222	122,535
Impairment charges	1,077	—	3,001	—
Income tax (benefit) expense	(63,055)	11,151	(268,415)	27,346
Adjusted EBITDA	(8,806)	170,326	(456,353)	338,250

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)	Represents amounts charged for certain litigation matters.
(d)	Represents costs related to the closure of our e-commerce store.
(e)

Includes $6.1 million and $12.5 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of (Loss) Income for the three and six months ended August 1, 2020, and $9.1 million and $19.6 million for the three and six months ended August 3, 2019, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt issuances and amendments;
•	favorable lease cost;
•	amounts charged for certain litigation matters;
•	impairment charges on long-lived assets;
•	costs related to closing the e-commerce store;
•	income tax expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended August 1, 2020, Adjusted EBIT decreased $181.3 million to a loss of $63.2 million and decreased $800.6 million to a loss of $564.9 million, respectively, compared to the same period in the prior year. These decreases were primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBIT for the three and six months ended August 1, 2020 compared with the three and six months ended August 3, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Reconciliation of net (loss) income to Adjusted EBIT:
Net (loss) income	$(46,781)	$84,567	$(380,509)	$162,332
Interest expense	28,359	13,435	43,052	26,805
Interest income	(301)	(189)	(1,016)	(393)
Loss on extinguishment of debt (a)	—	—	202	—
Costs related to debt issuances and amendments (b)	—	7	4,352	(375)
Net favorable lease costs (c)	6,183	9,205	12,626	19,907
Impairment charges	1,077	—	3,001	—
Litigation accruals (d)	10,388	—	20,788	—
E-commerce closure (e)	970	—	970	—
Income tax (benefit) expense	(63,055)	11,151	(268,415)	27,346
Adjusted EBIT	(63,160)	118,176	(564,949)	235,622

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of (Loss) Income.

(d)	Represents amounts charged for certain litigation matters.
(e)	Represents costs related to the closure of our e-commerce store.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales increased 4% and 2% for the three and six month periods ended August 3, 2019, respectively.

Comparable store sales as defined above are not meaningful for the three and six months ended August 1, 2020, due to the extended store closures resulting from the COVID-19 pandemic. In order to provide a performance indicator for our stores as they reopen, we are temporarily reporting a new sales measure: sales in re-opened stores. Sales in re-opened stores includes all stores that were opened prior to the end of the second quarter of Fiscal 2019, and reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year. Sales in re-opened stores decreased 14% during the second quarter of Fiscal 2020. These sales were stronger in the first half of the quarter driven by strong clearance sales, but weakened in late June and July due to low inventory levels and delayed store replenishment.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of (Loss) Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales improved to 45.8% during the three month period ended August 1, 2020, compared with 41.4% during the three month period ended August 3, 2019. We recorded a reserve in the first quarter of Fiscal 2020 to account for the impact of clearance markdowns anticipated upon store re-openings in the second quarter. These markdowns reserved for in the first quarter led to low levels of clearance inventory in the second half of the second quarter and resulted in lower markdowns and increased margin for the quarter. Product sourcing costs, which are included in selling, general and administrative expenses, were $72.1 million during the three month period ended August 1, 2020, compared with $82.2 million during the three month period ended August 3, 2019. Gross margin as a percentage of net sales decreased to 26.4% during the six month period ended August 1, 2020, compared with 41.2% during the six month period ended August 3, 2019, driven primarily by aged inventory markdowns in the first quarter due to our extended store closures. Product sourcing costs were $146.6 million during the six month period ended August 1, 2020, compared with $160.7 million during the six month period ended August 3, 2019.

Inventory. Inventory at August 1, 2020 decreased to $607.6 million compared with $823.8 million at August 3, 2019. The decrease was driven by faster than expected clearance sell through during the first half of the quarter, delays in inventory replenishment, and conservative inventory plans due to uncertain consumer demand during the pandemic. We are planning in-store inventories to remain well below last year’s levels on a comparable store basis. Pack and hold inventory was 26% of total inventory as of August 1, 2020, compared with 29% as of August 3, 2019. We intend to continue to build up our pack and hold merchandise. Inventory at February 1, 2020 was $777.2 million.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. Once operations begin to normalize, we intend to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Store Payroll. The method of calculating store payroll varies across the retail industry. As a result, our store payroll may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees.

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result of these actions, store payroll costs decreased to $110.5 million and $215.6 million during the three and six month periods ended August 1, 2020, compared with $148.8 million and $289.9 million during the three and six month periods ended August 3, 2019, respectively.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of (Loss) Income as a percentage of net sales for the three and six months ended August 1, 2020 and the three and six months ended August 3, 2019.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.3	0.3	0.3
Total revenue	100.2	100.3	100.3	100.3
Cost of sales	54.2	58.6	73.6	58.8
Selling, general and administrative expenses	48.7	32.1	54.0	31.9
Costs related to debt issuances and amendments	—	0.0	0.2	(0.0)
Depreciation and amortization	5.4	3.1	6.0	3.1
Impairment charges - long-lived assets	0.1	—	0.2	—
Other income - net	(0.1)	(0.1)	(0.2)	(0.1)
Loss on extinguishment of debt	—	—	0.0	—
Interest expense	2.8	0.8	2.4	0.8
Total costs and expenses	111.1	94.5	136.2	94.5
(Loss) income before income tax (benefit) expense	(10.9)	5.8	(35.9)	5.8
Income tax (benefit) expense	(6.2)	0.7	(14.8)	0.8
Net (loss) income	(4.7)%	5.1%	(21.1)%	5.0%

Three Month Period Ended August 1, 2020 Compared With the Three Month Period Ended August 3, 2019

Net sales

Net sales decreased approximately $646.5 million, or 39.0%, to $1,009.9 million during the second quarter of Fiscal 2020, primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic. Sales in reopened stores, from the date of their reopening to the end of the second quarter, decreased 14%. These sales were stronger in the first half of the quarter driven by strong clearance sales, but weakened in late June and July due to low inventory levels and delayed store replenishment.

Cost of sales

Cost of sales as a percentage of net sales decreased to 54.2% during the second quarter of Fiscal 2020, compared to 58.6% during the second quarter of Fiscal 2019. We recorded a reserve in the first quarter of Fiscal 2020 to account for the impact of clearance markdowns anticipated upon store re-openings in the second quarter. These markdowns reserved for in the first quarter led to low levels of clearance inventory in the second half of the second quarter and resulted in lower markdowns and increased margin for the quarter. On a dollar basis, cost of sales decreased $422.9 million, or 43.6%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $72.1 million during the second quarter of Fiscal 2020, compared with $82.2 million during the second quarter of Fiscal 2019.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended August 1, 2020 compared with the three month period ended August 3, 2019.

	(in millions)
	Three Months Ended
	August 1,	Percentage of	August 3,	Percentage of
	2020	Net Sales	2019	Net Sales	$ Variance	% Change
Store related costs	$334.6	33.1%	$355.3	21.5%	$(20.7)	(5.8)%
Product sourcing costs	72.1	7.1	82.2	5.0	(10.1)	(12.3)
Corporate costs	59.5	5.9	55.4	3.3	4.1	7.4
Marketing and strategy costs	3.5	0.3	9.9	0.6	(6.4)	(64.6)
Favorable lease cost	6.1	0.6	9.1	0.5	(3.0)	(33.0)
Other selling, general and administrative expenses	15.8	1.7	19.9	1.2	(4.1)	(20.6)
Selling, general and administrative expenses	$491.6	48.7%	$531.8	32.1%	$(40.2)	-7.6%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the temporary closure of all our stores. We took significant steps to reduce selling, general and administrative expenses during this period. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level. As a result of these actions, our selling, general and administrative expenses decreased from last year on a dollar basis. These decreases were partially offset by COVID-19 related expenses and store re-opening costs of approximately $37 million, as well as litigation accruals. Refer to Note 12, “Commitments and Contingencies” for further discussion regarding our litigation accruals.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $54.4 million during the second quarter of Fiscal 2020 compared with $52.3 million during the second quarter of Fiscal 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Interest expense

Interest expense increased $14.9 million during the second quarter of Fiscal 2020 to $28.4 million, compared to the same period in the prior year. The increase was primarily driven by the $400 million draw on our ABL Line of Credit in March 2020, as well as the issuance of our $805 million Convertible Notes and our $300 million Secured Notes. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

The average interest rates and average balances related to our variable rate debt for the second quarter of Fiscal 2020 compared with the second quarter of Fiscal 2019, are summarized in the table below:

	Three Months Ended
	August 1,	August 3,
	2020	2019
Average interest rate – ABL Line of Credit	2.1%	3.7%
Average interest rate – Term Loan Facility	2.0%	4.4%
Average balance – ABL Line of Credit (in millions)	$372.0	$146.0
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount.

Income tax (benefit) expense

Income tax benefit was $63.1 million during the second quarter of Fiscal 2020 compared with income tax expense of $11.2 million during the second quarter of Fiscal 2019. The effective tax rate for the second quarter of Fiscal 2020 was 57.4% compared with 11.6% during the second quarter of Fiscal 2019. The income tax benefit in the current year is a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The increase in the income tax rate is a function of current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2020 resulted in an annual effective income tax rate of approximately 36% (before discrete items) as our best estimate. This is an increase compared to the annual effective tax rate for the second quarter of Fiscal 2019 of approximately 25% (before discrete items), due to current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net (loss) income

We recorded a net loss of $46.8 million for the second quarter of Fiscal 2020 compared with net income of $84.6 million for the second quarter of Fiscal 2019. This decrease was primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic.

Six Month Period Ended August 1, 2020 Compared With the Six Month Period Ended August 3, 2019

Net sales

Net sales decreased approximately $1,477.0 million, or 45.0%, to $1,807.9 million during the six month period ended August 1, 2020, driven primarily by the temporary closure of all our stores due to the COVID-19 pandemic. Sales in reopened stores, from the date of their reopening to the end of the second quarter, decreased 14%. These sales were stronger in the first half of the quarter driven by strong clearance sales, but weakened in late June and July due to low inventory levels and delayed store replenishment.

Cost of sales

Cost of sales as a percentage of net sales increased to 73.6% during the six month period ended August 1, 2020, compared to 58.8% during the six month period ended August 3, 2019, driven primarily by markdowns on aged inventory in the first quarter due to the extended store closures. On a dollar basis, cost of sales decreased $602.0 million, or 31.2%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $146.6 million during the six month period ended August 1, 2020, compared with $160.7 million during the six month period ended August 3, 2019.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the six month period ended August 1, 2020 compared with the six month period ended August 3, 2019.

	(in millions)
	Six Months Ended
	August 1, 2020	Percentage of Net Sales	August 3, 2019	Percentage of Net Sales	$ Variance	% Change
Store related costs	$642.1	35.5%	$696.4	21.2%	$(54.3)	(7.8)%
Product sourcing costs	146.6	8.1	160.7	4.9	(14.1)	(8.8)
Corporate costs	136.3	7.5	106.0	3.2	30.3	28.6
Marketing and strategy costs	11.0	0.6	28.7	0.9	(17.7)	(61.7)
Favorable lease cost	12.5	0.7	19.6	0.6	(7.1)	(36.2)
Other selling, general and administrative expenses	28.2	1.6	37.8	1.1	(9.6)	(25.4)
Selling, general and administrative expenses	$976.7	54.0%	$1,049.2	31.9%	$(72.5)	(6.9)%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the temporary closure of all our stores. We took significant steps to reduce selling, general and administrative expenses during this period. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level. As a result of these actions, our selling, general and administrative expenses decreased from last year on a dollar basis. These decreases were partially offset by COVID-19 related expenses and store re-opening costs of approximately $37 million, as well as litigation accruals. Refer to Note 12, “Commitments and Contingencies” for further discussion regarding our litigation accruals.

Costs related to debt issuances and amendments

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

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $108.7 million during the six month period ended August 1, 2020 compared with $102.9 million during the six month period ended August 3, 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Interest expense

Interest expense increased $16.2 million during the six month period ended August 1, 2020 to $43.1 million, compared to the same period in the prior year. The increase was primarily driven by the $400 million draw on our ABL Line of Credit in March 2020, as well as the issuance of our $805 million Convertible Notes and our $300 million Secured Notes. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

The average interest rates and average balances related to our variable rate debt for the six month period ended August 1, 2020 compared with prior year, are summarized in the table below:

	Six Months Ended
	August 1,	August 3,
	2020	2019
Average interest rate – ABL Line of Credit	2.1%	3.7%
Average interest rate – Term Loan Facility	2.5%	4.5%
Average balance – ABL Line of Credit (in millions)	$289.3	$146.7
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount

Income tax (benefit) expense

Income tax benefit was $268.4 million during the six month period ended August 1, 2020 compared with income tax expense of $27.3 million during the six month period ended August 3, 2019. The effective tax rate for the six month period ended August 1, 2020 was 41.4% compared with 14.4% during the six month period ended August 3, 2019. The income tax benefit in the current year is a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The increase in the income tax rate is a function of current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net (loss) income

We recorded a net loss of $380.5 million during the six month period ended August 1, 2020 compared with net income of $162.3 million for the six month period ended August 3, 2019. This decrease was primarily driven by the temporary closure of all our stores due to the COVID-19 pandemic.

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

As a result of the temporary store closures and the uncertainty regarding the duration of the COVID-19 impact on store traffic, the Company took a more conservative approach to managing its cash flow during the first half of Fiscal 2020. These measures included carefully managing operating expenses, working capital and capital expenditures during the period, as well as suspending the Company’s share repurchase program.

We completed several debt transactions in order to facilitate increased financial flexibility during this period. During March 2020, we borrowed $400 million on our existing ABL Line of Credit. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020. On April 16, 2020, we issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of Secured Notes. The proceeds of the Convertible Notes and Secured Notes are being used for general corporate purposes.

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

Cash Flow for the Six Month Period Ended August 1, 2020 Compared With the Six Month Period Ended August 3, 2019

We generated $674.1 million of cash flow during the six month period ended August 1, 2020 compared with a use of $15.1 million during the six month period ended August 3, 2019.

Net cash used in operating activities amounted to $473.0 million during the six month period ended August 1, 2020, compared with proceeds of $229.4 million during the six month period ended August 3, 2019. The decrease in our operating cash flows was primarily driven by the temporary closure of all stores due to the COVID-19 pandemic.

Net cash used in investing activities was $134.1 million during the six month period ended August 1, 2020 compared with a use of $164.0 million during the six month period ended August 3, 2019. This change was primarily the result of a decrease in capital expenditures. Some of our new store, store remodel and other store expenditure projects were moved to future periods as a result of the COVID-19 pandemic.

Net cash provided by financing activities was $1,281.2 million during the six month period ended August 1, 2020 compared with a use of $80.5 million during the six month period ended August 3, 2019. This change was primarily driven by our cash flow management efforts as a result of the COVID-19 pandemic, which included drawing $400 million on our ABL Line of Credit, issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million of Secured Notes, and suspending our share repurchase program. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at August 1, 2020 of $660.0 million compared with a working capital deficit of $151.7 million at August 3, 2019. The increase in working capital was primarily due to our increased cash balance, as a result of issuing the Convertible Notes and the Secured Notes and the $250 million net draw on our ABL Line of Credit, as well as a decrease in accounts payable, due to decreased inventory receipts. These increases were partially offset by a decrease in merchandise inventories, an increase in other current liabilities (primarily due to deferral of rent payments and accrued interest on the Convertible Notes and Secured Notes), and a decrease in accounts receivable (primarily due to decreased credit card receivables). We had a working capital deficit at February 1, 2020 of $51.1 million.

Capital Expenditures

For the six month period ended August 1, 2020, cash spend for capital expenditures, net of $12.8 million of landlord allowances, amounted to $120.9 million. As a result of our temporary store closures and the uncertainty regarding the impact of the COVID-19 pandemic on store traffic, some of our capital expenditure projects have been moved to future periods. We now estimate that we will spend approximately $260 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2020, including approximately $105 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $70 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the six month period ended August 1, 2020, we repurchased 243,573 shares of our common stock for $50.2 million under the share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. As of August 1, 2020, we had $348.4 million remaining under our share repurchase authorization.

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

Operational Growth

During the six month period ended August 1, 2020, we opened 25 new stores, inclusive of 10 relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of August 1, 2020 to 739 stores. Some of our store opening and relocation projects have been moved to future periods as a result of the COVID-19 pandemic. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During Fiscal 2020, we plan to open 36 net new stores, which includes approximately 62 gross new stores, along with approximately 26 store relocations and closings.

We continue to explore expansion opportunities both within our current market areas and in other regions. We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors including, but not limited to, the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that we will be able to open the number of new stores presently planned, even if such locations are found and acceptable lease terms are obtained. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.

Debt and Hedging

As of August 1, 2020, our obligations, inclusive of original issue discount, include $958.0 million under our Term Loan Facility, $633.1 million of Convertible Notes, $300.0 million of Secured Notes and $250.0 million of outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $48.8 million of finance lease obligations as of August 1, 2020.

Term Loan Facility

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%.

At August 1, 2020, our borrowing rate related to the Term Loan Facility was 1.9%.

ABL Line of Credit

On March 17, 2020, we borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. We repaid $150 million of this amount during the second quarter of Fiscal 2020.

At August 1, 2020, we had $120.4 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the six month period ended August 1, 2020 amounted to $400.0 million. Average borrowings during the six month period ended August 1, 2020 amounted to $289.3 million at an average interest rate of 2.1%.

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

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

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

Secured Notes

On April 16, 2020, our indirect subsidiary, BCFWC, issued $300 million of Senior Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest is payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes are guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit. The Secured Notes will mature on April 15, 2025 unless earlier redeemed or repurchased.

Hedging

On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $955.6 million of purchase commitments related to goods that were not received as of August 1, 2020. Except as disclosed above with respect to the issuance of the Convertible Notes and Secured Notes, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2019 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of August 1, 2020, the end of our second quarter, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 1, 2020. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2020.

During the quarter ended August 1, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Governmental authorities nationally and in affected regions have taken numerous actions and mandated various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

The outbreak of the COVID-19 pandemic has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows, and will continue to adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic (or subsequent outbreaks, either more broadly or within our stores) or another pandemic include:

•	our ability to continue to operate, or reopen any closed stores or distribution centers in a timely manner, and our ability to attract customers to our stores;
•	our ability to retain, and not furlough, corporate associates, in the event that we are required to cease or significantly limit our operations again in the future;
•	our ability to reinstate any furloughed store and distribution center associates;
•	our ability to enter into rent deferral arrangements with our landlords;
•	supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•

our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs, challenges and expenses of updating, procuring and replacing inventory;

•	delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;
•	fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending;
•	our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;
•	our ability to delay merchandise and other payments to vendors;
•	our ability to pay associate compensation, including incentive compensation payments, in a timely manner, or at all;
•	our ability to continue to incentivize and retain associates, as well as our ability to preserve liquidity to be able to take advantage of market conditions; and
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., related economic uncertainties and government stimulus measures, the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. Nevertheless, COVID-19 presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2019 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 1, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 3, 2020 through May 30, 2020	12,660	$178.51	—	$348,387
May 31, 2020 through July 4, 2020	301	$207.58	—	$348,387
July 5, 2020 through August 1, 2020	147	$189.41	—	$348,387
Total	13,108		—

(1)

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
10.1†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

10.2†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

10.3	Amendment No. 3 to Employment Agreement, dated July 22, 2020, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Current Report on Form 8-K	July 24, 2020
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed or furnished herewith.

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

Date: August 27, 2020