Form 10-Q
period 2020-10-31
Burlington Stores, Inc.
filed 2020-11-24
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The registrant had 66,240,152 shares of common stock outstanding as of October 31, 2020.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
REVENUES:
Net sales	$1,664,728	$1,774,949	$3,472,606	$5,059,860
Other revenue	2,507	6,634	8,480	17,939
Total revenue	1,667,235	1,781,583	3,481,086	5,077,799
COSTS AND EXPENSES:
Cost of sales	915,847	1,022,912	2,245,581	2,954,651
Selling, general and administrative expenses	645,278	583,641	1,621,964	1,632,862
Costs related to debt issuances and amendments	(719)	—	3,633	(375)
Depreciation and amortization	54,984	52,729	163,679	155,631
Impairment charges - long-lived assets	2,575	—	5,575	—
Other income - net	(1,290)	(9,264)	(4,236)	(13,017)
Loss on extinguishment of debt	—	—	202	—
Interest expense	27,456	12,149	70,508	38,954
Total costs and expenses	1,644,131	1,662,167	4,106,906	4,768,706
Income (loss) before income tax expense (benefit)	23,104	119,416	(625,820)	309,093
Income tax expense (benefit)	15,088	22,957	(253,327)	50,302
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791

Net income (loss) per common share:
Common stock - basic	$0.12	$1.46	$(5.66)	$3.92
Common stock - diluted	$0.12	$1.44	$(5.66)	$3.84
Weighted average number of common shares:
Common stock - basic	66,083	65,959	65,867	65,994
Common stock - diluted	66,720	67,159	65,867	67,387

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	583	(1,003)	(11,008)	(14,497)
Reclassification into earnings during the period	2,119	500	5,276	465
Other comprehensive income (loss), net of tax	2,702	(503)	(5,732)	(14,032)
Total comprehensive income (loss)	$10,718	$95,956	$(378,225)	$244,759

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 31,	February 1,	November 2,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,348,691	$403,074	$140,514
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	72,728	91,508	117,493
Merchandise inventories	866,986	777,248	1,004,386
Assets held for disposal	—	2,261	—
Prepaid and other current assets	339,874	136,698	146,170
Total current assets	2,634,861	1,417,371	1,415,145
Property and equipment—net	1,442,358	1,403,173	1,375,484
Operating lease assets	2,465,387	2,397,111	2,338,179
Tradenames	238,000	238,000	238,000
Favorable leases—net	585	731	780
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,596	4,678	4,066
Other assets	75,945	85,731	88,869
Total assets	$6,908,796	$5,593,859	$5,507,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$920,944	$759,107	$888,434
Current operating lease liabilities	293,765	302,185	293,756
Other current liabilities	522,122	397,032	422,154
Current maturities of long term debt	3,815	3,577	3,302
Total current liabilities	1,740,646	1,461,901	1,607,646
Long term debt	2,169,495	1,001,723	982,348
Long term operating lease liabilities	2,396,315	2,322,000	2,258,130
Other liabilities	111,019	97,798	96,249
Deferred tax liabilities	204,745	182,288	171,626
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 80,504,439 shares, 79,882,506 shares and 79,808,306 shares, respectively;
Outstanding: 66,240,152 shares, 65,929,972 shares and 66,249,941 shares, respectively	7	7	7
Additional paid-in-capital	1,786,600	1,587,146	1,568,538
Accumulated (deficit) earnings	(167,696)	204,797	(1,528)
Accumulated other comprehensive loss	(24,692)	(18,960)	(17,645)
Treasury stock, at cost	(1,307,643)	(1,244,841)	(1,157,784)
Total stockholders' equity	286,576	528,149	391,588
Total liabilities and stockholders' equity	$6,908,796	$5,593,859	$5,507,587

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 31,	November 2,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(372,493)	$258,791
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	163,679	155,631
Impairment charges—long-lived assets	5,575	—
Amortization of deferred financing costs	3,111	945
Accretion of long term debt instruments	16,885	610
Deferred income taxes	(19,503)	(1,484)
Non-cash loss on extinguishment of debt	202	—
Non-cash stock compensation expense	43,451	30,542
Non-cash lease expense	1,617	10,905
Cash received from landlord allowances	26,043	36,006
Changes in assets and liabilities:
Accounts receivable	44,551	(27,441)
Merchandise inventories	(89,739)	(50,709)
Prepaid and other current assets	(203,174)	(23,067)
Accounts payable	161,317	36,014
Other current liabilities	85,095	52,412
Other long term assets and long term liabilities	5,479	3,362
Other operating activities	10,967	(5,644)
Net cash (used in) provided by operating activities	(116,937)	476,873
INVESTING ACTIVITIES
Cash paid for property and equipment	(214,437)	(259,699)
Lease acquisition costs	—	(959)
Proceeds from insurance recoveries related to property and equipment	—	5,131
Other investing activities	(897)	(521)
Net cash (used in) investing activities	(215,334)	(256,048)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	400,000	1,294,400
Principal payments on long term debt—ABL Line of Credit	(150,000)	(1,294,400)
Proceeds from long term debt—Convertible Note	805,000	—
Proceeds from long term debt—Secured Note	300,000	—
Purchase of treasury shares	(62,802)	(236,023)
Proceeds from stock option exercises	24,086	29,001
Deferred financing costs	(28,815)	—
Other financing activities	(9,581)	(863)
Net cash provided by (used in) financing activities	1,277,888	(207,885)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	945,617	12,940
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	409,656	134,156
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,355,273	$147,096
Supplemental disclosure of cash flow information:
Interest paid	$42,265	$36,823
Income tax payments - net	$34,339	$89,559
Non-cash investing activities:
Accrued purchases of property and equipment	$46,778	$63,350

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 31, 2020, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 769 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Fiscal 2019 10-K). The balance sheet at February 1, 2020 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2019 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 31, 2020 are not necessarily indicative of results for the fiscal year.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of some of its stores, and effective March 22, 2020, it made the decision to temporarily close all of its stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19.

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the continuing extent of which will be primarily based on a variety of factors, including the timing and extent of any recovery in traffic and consumer spending at the Company’s stores, as well as any future required store closures because of COVID-19 resurgences. The Company began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. However, the Company is currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks, including additional temporary store closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. The Company temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to its furloughed associates in accordance with its benefit plans. In addition, we paid 100% of their medical benefit premiums during the period they were furloughed. During the second quarter, the Company recalled all furloughed associates at its re-opened stores, as well as its corporate and distribution facilities.

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

Additionally, the Company took the following steps to further enhance its financial flexibility:

•

Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. The Company subsequently resumed its buying activities, while continuing its conservative approach toward operating expenses and capital expenditures.

•	Negotiated rent deferral agreements with landlords.
•	Suspended the Company’s share repurchase program.
•

The Company’s CEO voluntarily agreed to not take a salary; the Company’s board of directors voluntarily forfeited their cash compensation; the Company’s executive leadership team voluntarily agreed to decrease their salary by 50%; and smaller salary reductions were temporarily put in place for all employees through a certain level. This compensation was reinstated once substantially all of the Company’s stores re-opened.

•

The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on the Company’s merchandise, the Company recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on the Company’s Condensed Consolidated Statement of Income (Loss).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on the Company’s evaluation of the CARES Act, the Company believes that it qualifies for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. The Company recorded a tax expense of $7.2 million and a tax benefit of $80.1 million in its effective income tax rate for the three and nine month periods ended October 31, 2020, respectively, for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a tax refund of $202.1 million from the carryback of federal NOLs, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 8, “Income Taxes” for further discussion.

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

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended October 31, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of October 31, 2020 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and nine month periods ended October 31, 2020 and November 2, 2019 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings (Deficit)	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related taxes of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	$7	$1,737,868	$(128,931)	$(27,461)	(14,237,470)	$(1,302,382)	$279,101
Net loss	—	—	—	(46,781)	—	—	—	(46,781)
Stock options exercised	324,500	—	19,530	—	—	—	—	19,530
Shares used for tax withholding	—	—	—	—	—	(13,108)	(2,350)	(2,350)
Vesting of restricted shares, net of forfeitures of 2,499 restricted shares	5,480	—	—	—	—	—	—	—
Stock based compensation	—	—	12,693	—	—	—	—	12,693
Unrealized losses on interest rate derivative contracts, net of related taxes of $0.7 million	—	—	—	—	(1,982)	—	—	(1,982)
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,049	—	—	2,049
Balance at August 1, 2020	80,414,151	7	1,770,091	(175,712)	(27,394)	(14,250,578)	(1,304,732)	262,260
Net income	—	—	—	8,016	—	—	—	8,016
Stock options exercised	67,306	—	3,103	—	—	—	—	3,103
Shares used for tax withholding	—	—	—	—	—	(13,709)	(2,911)	(2,911)
Vesting of restricted shares, net of forfeitures of 508 restricted shares	22,982	—	—	—	—	—	—	—
Stock based compensation	—	—	13,406	—	—	—	—	13,406
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.2 million	—	—	—	—	583	—	—	583
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,119	—	—	2,119
Balance at October 31, 2020	80,504,439	$7	$1,786,600	$(167,696)	$(24,692)	(14,264,287)	$(1,307,643)	$286,576

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	77,765	—	—	—	77,765
Stock options exercised	110,493	—	1,821	—	—	—	—	1,821
Shares used for tax withholding	—	—	—	—	—	(45,447)	(7,538)	(7,538)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(841,460)	(122,780)	(122,780)
Forfeiture of restricted shares, net of issuance of 1,759 restricted shares	(2,585)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,427	—	—	—	—	9,427
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $1.3 million	—	—	—	—	(3,272)	—	—	(3,272)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	(185)	—	—	(185)
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at May 4, 2019	79,332,577	$7	$1,520,244	$(182,554)	$(7,070)	(12,966,479)	$(1,052,079)	$278,548
Net income	—	—	—	84,567	—	—	—	84,567
Stock options exercised	280,955	—	13,394	—	—	—	—	13,394
Shares used for tax withholding	—	—	—	—	—	(67,539)	(11,521)	(11,521)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(300,742)	(51,326)	(51,326)
Forfeiture of restricted shares	(8,164)	—	—	—	—	—	—	—
Stock based compensation	—	—	11,547	—	—	—	—	11,547
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.9 million	—	—	—	—	(10,222)	—	—	(10,222)
Amount reclassified into earnings, net of related taxes of $0.1 million	—	—	—	—	150	—	—	150
Balance at August 3, 2019	79,605,368	7	1,545,185	(97,987)	(17,142)	(13,334,760)	(1,114,926)	315,137
Net income	—	—	—	96,459	—	—	—	96,459
Stock options exercised	244,805	—	13,785	—	—	—	—	13,785
Shares used for tax withholding	—	—	—	—	—	(596)	(112)	(112)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(223,009)	(42,746)	(42,746)
Forfeiture of restricted shares	(41,867)	—	—	—	—	—	—	—
Stock based compensation	—	—	9,568	—	—	—	—	9,568
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $0.4 million	—	—	—	—	(1,003)	—	—	(1,003)
Amount reclassified into earnings, net of related taxes of $0.2 million	—	—	—	—	500	—	—	500
Balance at November 2, 2019	79,808,306	$7	$1,568,538	$(1,528)	$(17,645)	(13,558,365)	$(1,157,784)	$391,588

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

As a result of the COVID-19 pandemic and the associated temporary store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $45.6 million are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. Due dates for these payments vary by lease, with all payments due before the end of Fiscal 2021.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2020 (remainder)	$84,547	$1,517
2021	463,843	6,841
2022	445,106	7,513
2023	421,584	7,589
2024	385,188	7,417
2025	351,492	5,298
Thereafter	1,216,601	33,353
Total future minimum lease payments	3,368,361	69,528
Amount representing interest	(678,281)	(21,177)
Total lease liabilities	2,690,080	48,351
Less: current portion of lease liabilities	(293,765)	(3,815)
Total long term lease liabilities	$2,396,315	$44,536

Weighted average discount rate	5.4%	6.9%
Weighted average remaining lease term (years)	8.3	11.7

The above schedule excludes approximately $324.1 million for 59 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	October 31, 2020	October 31, 2020	November 2, 2019	November 2, 2019
Finance lease cost:
Amortization of finance lease asset (a)	$1,212	$3,634	$973	$2,918
Interest on lease liabilities (b)	841	2,570	625	1,921
Operating lease cost (c)	111,797	330,362	104,988	307,416
Variable lease cost (c)	45,110	131,971	38,164	115,425
Total lease cost	158,960	468,537	144,750	427,680
Less all rental income (d)	(1,280)	(3,793)	(1,265)	(3,738)
Total net rent expense (e)	$157,680	$464,744	$143,485	$423,942

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income (Loss).
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income (Loss).
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$283,124	$296,511
Cash payments for the principal portion of finance lease liabilities (b)	$2,347	$2,133
Cash payments for the interest portion of finance lease liabilities (a)	$2,570	$1,921
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$321,688	$546,702

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 31,	February 1,	November 2,
	2020	2020	2019
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, matures on November 17, 2024	$958,222	$957,505	$957,302
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	640,618	—	—
$300,000 senior secured notes, 6.25%, matures on April 15, 2025	300,000	—	—
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	250,000	—	—
Finance lease obligations	48,351	50,130	30,815
Unamortized deferred financing costs	(23,881)	(2,335)	(2,467)
Total debt	2,173,310	1,005,300	985,650
Less: current maturities	(3,815)	(3,577)	(3,302)
Long term debt, net of current maturities	$2,169,495	$1,001,723	$982,348

Term Loan Facility

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its senior secured credit term loan facility (the Term Loan Facility). The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss). Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of Income (Loss).

At October 31, 2020 and November 2, 2019, the Company’s interest rate related to the Term Loan Facility was 1.9% and 3.9%, respectively.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	October 31,	February 1,	November 2,
	2020	2020	2019
Liability component:
Principal	$805,000	$—	$—
Unamortized debt discount	(164,383)	—	—
Unamortized deferred debt costs	(14,888)	—	—
Net carrying amount	$625,729	$—	$—

Equity component, net	$131,916	$—	$—

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	October 31, 2020	October 31, 2020	November 2, 2019	November 2, 2019
Coupon interest	$4,508	$9,864	$—	$—
Amortization of debt discount	7,542	16,295	—	—
Amortization of deferred debt costs	683	1,476	—	—
Convertible Notes interest expense	$12,733	$27,635	$—	$—

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

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.8 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $2.5 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss).

ABL Line of Credit

On March 17, 2020, the Company borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. The Company repaid $150 million of this amount during the second quarter of Fiscal 2020.

At October 31, 2020, the Company had $292.4 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three and nine month periods ended October 31, 2020 amounted to $250.0 million and $400.0 million, respectively. Average borrowings during the three and nine month periods ended October 31, 2020 amounted to $250.0 million and $276.2 million, respectively, at an average interest rate of 1.6% and 2.0%, respectively.

At November 2, 2019, the Company had $540.8 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three and nine month periods ended November 2, 2019 amounted to $120.0 million and $255.0 million, respectively. Average borrowings during the three and nine month periods ended November 2, 2019 amounted to $32.6 million and $108.7 million, respectively, at an average interest rate of 3.5% and 3.7%, respectively.

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

As of October 31, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	October 31, 2020		February 1, 2020		November 2, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other liabilities	$34,076	Other liabilities	$26,220	Other liabilities	$24,410

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Unrealized gains (losses), before taxes	$804	$(1,387)	$(15,090)	$(20,043)
Income tax expense (benefit)	(221)	384	4,082	5,546
Unrealized gains (losses), net of taxes	$583	$(1,003)	$(11,008)	$(14,497)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest expense	$2,919	$691	$7,271	$635
Income tax expense (benefit)	(800)	(191)	(1,995)	(170)
Net reclassification into earnings	$2,119	$500	$5,276	$465

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

6. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at February 1, 2020	$(18,960)
Unrealized losses, net of related tax benefit of $4.1 million	(11,008)
Amount reclassified into earnings, net of related taxes of $2.0 million	5,276
Balance at October 31, 2020	$(24,692)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 31, 2020, February 1, 2020 and November 2, 2019 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 31,	February 1,	November 2,
	2020	2020	2019
Level 1
Cash equivalents (including restricted cash)	$1,001,416	$369,733	$7,275

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three and nine months ended October 31, 2020, the Company recorded impairment charges of $2.6 million and $5.6 million, respectively, primarily related to declines in revenues and operating results for 10 stores and 14 stores, respectively. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income (Loss). All of the fixed assets for these stores were fully impaired and therefore had zero fair value as of October 31, 2020, and would be categorized as Level 3 in the fair value hierarchy described above. One of these stores also had a partially impaired lease asset, with a fair value of $2.9 million as of October 31, 2020, and is categorized as Level 3 in the fair value hierarchy described above.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 31, 2020		February 1, 2020		November 2, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-5 Loans	$961,415	$944,590	$961,415	$959,899	$961,415	$957,900
Convertible Notes	805,000	918,183	—	—	—	—
Secured Notes	300,000	314,625	—	—	—	—
ABL Line of Credit	250,000	250,000	—	—	—	—
Total debt (a)	$2,316,415	$2,427,398	$961,415	$959,899	$961,415	$957,900
(a)	The table above excludes finance lease obligations, debt discount and deferred debt costs.

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

Income tax benefit was $253.3 million during the nine month period ended October 31, 2020, compared with income tax expense of $50.3 million during the nine month period ended November 2, 2019. The effective tax rate for the nine month period ended October 31, 2020 was 40.5%, compared with 16.3% during the nine month period ended November 2, 2019. The effective tax rate for the nine month period ended October 31, 2020 differs from the federal statutory rate of 21% and is an increase over the prior year primarily due to the Company’s pretax loss and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates than the current year, which represents a rate impact of 12.8%. Additionally, there was a 4.1% tax rate impact related to permanent benefits related to stock compensation.

Net deferred taxes are as follows:

	(in thousands)
	October 31,	February 1,	November 2,
	2020	2020	2019
Deferred tax asset	$4,596	$4,678	$4,066
Deferred tax liability	204,745	182,288	171,626
Net deferred tax liability	$200,149	$177,610	$167,560

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

As of October 31, 2020, the Company had a deferred tax asset related to net operating losses of $22.2 million, inclusive of $21.9 million related to state net operating losses that expire at various dates between 2021 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of October 31, 2020, the Company had a deferred tax asset related to tax credit carry-forwards of $12.9 million, inclusive of $2.5 million of federal tax credits, which will expire in 2040, and $9.1 million of state tax credit carry-forwards, which will begin to expire in 2021, and $1.3 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of October 31, 2020, February 1, 2020 and November 2, 2019, valuation allowances amounted to $12.4 million, $9.8 million and $8.7 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended October 31, 2020, the Company acquired 68,180 shares of common stock from employees for approximately $12.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

From the beginning of Fiscal 2020 through the time the program was suspended, the Company repurchased 243,573 shares of its common stock for $50.2 million under its share repurchase program, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. As of October 31, 2020, the Company had $348.4 million remaining under its share repurchase authorization.

10. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. The following table presents the computation of basic and diluted net income (loss) per share:

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Basic net income (loss) per share
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Weighted average number of common shares – basic	66,083	65,959	65,867	65,994
Net income (loss) per common share – basic	$0.12	$1.46	$(5.66)	$3.92
Diluted net income (loss) per share
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	66,083	65,959	65,867	65,994
Assumed exercise of stock options and vesting of restricted stock	637	1,200	—	1,393
Assumed conversion of convertible debt	—	—	—	—
Weighted average number of common shares – diluted	66,720	67,159	65,867	67,387
Net income (loss) per common share – diluted	$0.12	$1.44	$(5.66)	$3.84

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 585,000 and 2,010,000 shares were excluded from diluted net income (loss) per share for the three and nine month periods ended October 31, 2020, respectively, since their effect was anti-dilutive.

Approximately 350,000 and 450,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income per share for the three and nine month periods ended November 2, 2019, respectively, since their effect was anti-dilutive.

During the three and nine months ended October 31, 2020, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

11. Stock-Based Compensation

As of October 31, 2020, there were 2,424,032 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
Type of Non-Cash Stock Compensation	2020	2019	2020	2019
Restricted stock and restricted stock unit grants (a)	$6,410	$3,910	$19,048	$14,453
Stock option grants (a)	4,679	4,567	15,707	13,751
Performance stock unit grants (a)	2,317	1,091	8,696	2,338
Total (b)	$13,406	$9,568	$43,451	$30,542

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)

The amounts presented in the table above exclude taxes. For the three and nine month periods ended October 31, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.3 million and $8.3 million, respectively. For the three and nine month periods ended November 2, 2019, the tax benefit related to the Company’s non-cash stock compensation was approximately $1.7 million and $6.4 million, respectively.

Stock Options

Stock option transactions during the nine month period ended October 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2020	1,890,955	$94.17
Options granted	242,765	180.78
Options exercised (a)	(572,756)	42.05
Options forfeited	(33,421)	112.74
Options outstanding, October 31, 2020	1,527,543	$127.07

(a)	Options exercised during the nine month period ended October 31, 2020 had a total intrinsic value of $88.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of October 31, 2020:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	1,527,543	6.2	$127.07	$101.8

The fair value of each stock option granted during the nine month period ended October 31, 2020 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 31,
2020
Risk-free interest rate	0.45% - 1.48%
Expected volatility	35% - 36%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.62

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 31, 2020, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the nine month period ended October 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2020	451,774	$131.03
Awards granted	185,349	186.40
Awards vested (a)	(195,842)	112.03
Awards forfeited	(12,901)	142.26
Non-vested awards outstanding, October 31, 2020	428,380	163.41

(a)	Restricted stock awards vested during the nine month period ended October 31, 2020 had a total intrinsic value of $36.3 million.

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

Performance stock unit transactions during the nine month period ended October 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 1, 2020	80,951	$173.87
Units granted	74,783	179.46
Awards forfeited	(1,783)	170.08
Non-vested units outstanding, October 31, 2020	153,951	176.63

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $57.6 million, $53.1 million and $59.2 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively. Among these arrangements, as of October 31, 2020, February 1, 2020 and November 2, 2019, the Company had letters of credit outstanding in the amount of $47.2 million, $46.6 million and $50.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $10.4 million, $6.5 million and $8.4 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $292.4 million, $501.8 million and $540.8 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively.

Purchase Commitments

The Company had $1,090.7 million of purchase commitments related to goods that were not received as of October 31, 2020.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 769 stores as of October 31, 2020 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19.

These developments have caused significant disruptions to our business and have had a significant adverse impact on our financial condition, results of operations and cash flows, the continuing extent of which will be primarily based on a variety of factors, including the timing and extent of any recovery in traffic and consumer spending at our stores, as well as any future required store closures because of COVID-19 resurgences. We began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter.  However, we are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on our operations, the degree to which our customers will patronize our stores and any impact from potential subsequent additional outbreaks, including additional temporary store closures.

In response to the COVID-19 pandemic and the temporary closing of our stores, we provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. We temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to furloughed associates in accordance with our benefit plans. In addition, we paid 100% of their medical benefit premiums during the period they were furloughed. During the second quarter, we recalled all furloughed associates at our re-opened stores, as well as our corporate and distribution facilities.

In order to maintain maximum financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), $150 million of which was repaid during the second quarter. In April 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance our financial flexibility:

•

Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. We subsequently resumed our buying activities, while continuing our conservative approach toward operating expenses and capital expenditures.

•	Negotiated rent deferral agreements with landlords.
•	Suspended our share repurchase program.
•

Our CEO voluntarily agreed to not take a salary, our board of directors voluntarily forfeited their cash compensation, our executive leadership team voluntarily agreed to decrease their salary by 50% and smaller salary reductions were temporarily put in place for all employees through a certain level. This compensation was reinstated once substantially all of our stores re-opened.

•

The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on our merchandise, we recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on our Condensed Consolidated Statement of Income (Loss).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. We recorded a tax expense of $7.2 million and a tax benefit of $80.1 million in our effective income tax rate for the three and nine months ended October 31, 2020, respectively, for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a tax refund of $202.1 million from the carryback of federal NOLs, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 8, “Income Taxes” for further discussion.

We continue to keep health and safety as a top priority as we operate our stores and distribution centers. We have implemented social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart.
•	One way entrances and exits at the front of the store.
•	Wider check-out lanes, with social distancing markers on the floor.
•	Increased space at each register, as well as a physical barrier, between customers and associates.
•	Closing all fitting rooms.
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas.
•	Providing sanitization materials throughout the store.
•	Making shopping cart wipes available.
•

All associates were screened before returning from furlough and continue to be screened daily in stores and distribution centers where required by state and local mandates. Associates are also required to wear face coverings while in stores and our distribution centers and are provided face masks and gloves by the Company.

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

Fiscal Year

Fiscal 2020 is defined as the 52-week year ending January 30, 2021. Fiscal 2019 is defined as the 52-week year ended February 1, 2020.

Store Openings, Closings, and Relocations

During the nine month period ended October 31, 2020, we opened 62 new stores, inclusive of 17 relocations, and permanently closed three stores, exclusive of the aforementioned relocations, bringing our store count as of October 31, 2020 to 769 stores, which includes temporarily closed stores.

Ongoing Initiatives for Fiscal 2020

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March. We continue to keep health and safety as a top priority as we operate our stores and distribution centers.

As discussed above, we began re-opening stores on May 11, 2020 in accordance with applicable government guidelines, with the majority of our stores re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations and we receive more clarity on the extent of the impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

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

COVID-19. The extent of the impact of the COVID-19 pandemic on our business will depend largely on future developments, including the duration and spread of the outbreak within the U.S., as well as the availability of, and prevalence of access to, effective medical treatments and vaccines; related economic uncertainties and government stimulus measures; the related impact on consumer confidence and spending; and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted.  Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

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

Key Performance Measures

We consider numerous factors in assessing our performance. As the COVID-19 pandemic began to unfold, our focus shifted toward maintaining and enhancing our liquidity position, so that we would be able to operate with reduced revenues for an extended period and take advantage of opportunistic buys as our stores re-opened. As our operations return to normal, management will continue to evaluate our other key performance measures, including, net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory and store payroll.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps during the nine months ended October 31, 2020 to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020. At October 31, 2020, we had $292.4 million available under the ABL Line of Credit.

Cash and cash equivalents, including restricted cash and cash equivalents, increased $945.6 million during the nine months ended October 31, 2020, compared with an increase of $12.9 million during the nine months ended November 2, 2019. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Net income (loss). We earned net income of $8.0 million during the three month period ended October 31, 2020 compared with net income of $96.5 million during the three month period ended November 2, 2019. This decrease was primarily driven by the business disruption upon re-opening stores caused by the COVID-19 pandemic. We recorded a net loss of $372.5 million during the nine month period ended October 31, 2020 compared with net income of $258.8 million during the nine month period ended November 2, 2019. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income (Loss) as net income (loss), exclusive of the following items, if applicable: (i) net favorable lease cost; (ii) costs related to debt issuances and amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; (v) amounts related to certain litigation matters; (vi) non-cash interest expense on the Convertible Notes; (vii) costs related to closing the e-commerce store; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income (Loss).

We define Adjusted EBITDA as net income (loss), exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense (benefit); (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income (loss), exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense (benefit); (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT, because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from what we consider to be our core operating results are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, and to more readily compare core operating results between past and future periods.

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income (loss) or other data prepared in accordance with GAAP. Among other limitations, Adjusted Net Income (Loss) does not reflect the following items, net of their tax effect:

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

During the three and nine months ended October 31, 2020, Adjusted Net Income (Loss) decreased $83.1 million to income of $19.5 million and decreased $612.3 million to a loss of $332.7 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and nine months ended October 31, 2020 compared with the three and nine months ended November 2, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Net favorable lease costs (a)	5,776	8,355	18,402	28,262
Non-cash interest expense on Convertible Notes (b)	7,542	—	16,295	—
Costs related to debt issuances and amendments (c)	(719)	—	3,633	(375)
Loss on extinguishment of debt (d)	—	—	202	—
Impairment charges	2,575	—	5,575	—
Litigation accruals (e)	—	—	20,788	—
E-commerce closure (f)	556	—	1,526	—
Tax effect (g)	(4,209)	(2,140)	(26,634)	(7,070)
Adjusted Net Income (Loss)	$19,537	$102,674	$(332,706)	$279,608

(a)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss).

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

During the three and nine months ended October 31, 2020, Adjusted EBITDA decreased $79.0 million to income of $113.5 million and decreased $873.6 million to a loss of $342.8 million, respectively, compared to the same period in the prior year. These decreases were primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended October 31, 2020 compared with the three and nine months ended November 2, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Interest expense	27,456	12,149	70,508	38,954
Interest income	(163)	(103)	(1,178)	(496)
Loss on extinguishment of debt (a)	—	—	202	—
Costs related to debt issuances and amendments (b)	(719)	—	3,633	(375)
Litigation accruals (c)	—	—	20,788	—
E-commerce closure (d)	556	—	1,526	—
Depreciation and amortization (e)	60,712	61,035	181,934	183,570
Impairment charges	2,575	—	5,575	—
Income tax expense (benefit)	15,088	22,957	(253,327)	50,302
Adjusted EBITDA	$113,521	$192,497	$(342,832)	$530,746

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)	Represents amounts charged for certain litigation matters.
(d)	Represents costs related to the closure of our e-commerce store.
(e)

Includes $5.7 million and $18.3 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss) for the three and nine months ended October 31, 2020, and $8.3 million and $27.9 million for the three and nine months ended November 2, 2019, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During the three and nine months ended October 31, 2020, Adjusted EBIT decreased $81.2 million to income of $58.6 million and decreased $881.8 million to a loss of $506.4 million, respectively, compared to the same period in the prior year. These decreases were primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for the three and nine months ended October 31, 2020 compared with the three and nine months ended November 2, 2019:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$8,016	$96,459	$(372,493)	$258,791
Interest expense	27,456	12,149	70,508	38,954
Interest income	(163)	(103)	(1,178)	(496)
Loss on extinguishment of debt (a)	—	—	202	—
Costs related to debt issuances and amendments (b)	(719)	—	3,633	(375)
Net favorable lease costs (c)	5,776	8,355	18,402	28,262
Impairment charges	2,575	—	5,575	—
Litigation accruals (d)	—	—	20,788	—
E-commerce closure (e)	556	—	1,526	—
Income tax expense (benefit)	15,088	22,957	(253,327)	50,302
Adjusted EBIT	$58,585	$139,817	$(506,364)	$375,438

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss).

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

We define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales decreased 11% for the three month period ended October 31, 2020, and increased 3% and 2% for the three and nine month periods ended November 2, 2019, respectively. Comparable store sales were not meaningful for the nine months ended October 31, 2020, due to the extended store closures resulting from the COVID-19 pandemic.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income (Loss). We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales improved to 45.0% during the three month period ended October 31, 2020, compared with 42.4% during the three month period ended November 2, 2019, driven by a combination of lower markdowns and higher markup, partially offset by higher freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 360 basis points as a percentage of net sales, driven by higher wages and hiring incentives in our supply chain. Gross margin as a percentage of net sales decreased to 35.3% during the nine month period ended October 31, 2020, compared with 41.6% during the nine month period ended November 2, 2019, driven primarily by aged inventory markdowns in the first quarter due to our extended store closures. Product sourcing costs were $290.3 million during the nine month period ended October 31, 2020, compared with $250.3 million during the nine month period ended November 2, 2019.

Inventory. Inventory at October 31, 2020 decreased to $867.0 million compared with $1,004.4 million at November 2, 2019. The decrease was due to a 20% decrease in comparable store inventory, driven by our initiative to decrease in-store inventory, as well as conservative inventory plans due to uncertain consumer demand during the pandemic. These decreases were partially offset by our 43 net new stores since the end of the third quarter of Fiscal 2019, as well as reserve inventory, which was 25% of total inventory as of October 31, 2020, compared with 19% as of November 2, 2019. Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to continue to build up our reserve merchandise. Inventory at February 1, 2020 was $777.2 million.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Store Payroll. The method of calculating store payroll varies across the retail industry. As a result, our store payroll may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.8% during the three month period ended October 31, 2020, compared with 9.0% during the three month period ended November 2, 2019. This increase was driven by our overall decrease in sales.

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result of these actions, store payroll costs decreased to $378.6 million during the nine months ended October 31, 2020, compared with $450.3 million during the nine months ended November 2, 2019.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income (Loss) as a percentage of net sales for the three and nine months ended October 31, 2020 and the three and nine months ended November 2, 2019.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.4	0.2	0.4
Total revenue	100.2	100.4	100.2	100.4
Cost of sales	55.0	57.6	64.7	58.4
Selling, general and administrative expenses	38.8	32.9	46.7	32.3
Costs related to debt issuances and amendments	(0.0)	—	0.1	(0.0)
Depreciation and amortization	3.3	3.0	4.7	3.1
Impairment charges - long-lived assets	0.2	—	0.2	—
Other income - net	(0.1)	(0.5)	(0.1)	(0.3)
Loss on extinguishment of debt	—	—	0.0	—
Interest expense	1.6	0.7	2.0	0.8
Total costs and expenses	98.8	93.7	118.3	94.3
Income (loss) before income tax expense (benefit)	1.4	6.7	(18.1)	6.1
Income tax expense (benefit)	0.9	1.3	(7.3)	1.0
Net income (loss)	0.5%	5.4%	(10.8)%	5.1%

Three Month Period Ended October 31, 2020 Compared With the Three Month Period Ended November 2, 2019

Net sales

Net sales decreased approximately $110.2 million, or 6.2%, to $1,664.7 million during the third quarter of Fiscal 2020, primarily driven by the business disruption upon re-opening stores caused by the COVID-19 pandemic. Comparable store sales during the third quarter decreased 11%. This decrease was partially offset by additional sales from our 43 net new stores since the end of the third quarter of Fiscal 2019.

Cost of sales

Cost of sales as a percentage of net sales decreased to 55.0% during the third quarter of Fiscal 2020, compared to 57.6% during the third quarter of Fiscal 2019. This improvement was driven by a combination of lower markdowns and higher markup, partially offset by higher freight costs. On a dollar basis, cost of sales decreased $107.1 million, or 10.5%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 360 basis points as a percentage of net sales, driven by higher wages and hiring incentives in our supply chain.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended October 31, 2020 compared with the three month period ended November 2, 2019. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Three Months Ended
	October 31,	Percentage of	November 2,	Percentage of
	2020	Net Sales	2019	Net Sales	$ Variance	% Change
Store related costs	$393.0	23.6%	$377.7	21.3%	$15.3	4.1%
Product sourcing costs	143.5	8.6	89.6	5.0	53.9	60.2
Corporate costs	62.0	3.7	57.0	3.2	5.0	8.8
Marketing and strategy costs	17.7	1.1	27.4	1.5	(9.7)	(35.4)
Favorable lease cost	5.7	0.3	8.3	0.5	(2.6)	(31.3)
Other selling, general and administrative expenses	23.4	1.5	23.6	1.4	(0.2)	(0.8)
Selling, general and administrative expenses	$645.3	38.8%	$583.6	32.9%	$61.7	10.6%

The increase in selling, general and administrative expenses is primarily due to an increase in product sourcing costs due to higher wages and hiring incentives in our supply chain, as well as COVID-19 related expenses, which are included in store related costs in the table above. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the increases in product sourcing costs noted above, as well as deleverage on occupancy costs and store payroll.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $55.0 million during the third quarter of Fiscal 2020 compared with $52.7 million during the third quarter of Fiscal 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $2.6 million during the third quarter of Fiscal 2020, related to store-level assets and lease assets at 10 stores. There were no impairment charges on long-lived assets during the third quarter of Fiscal 2019.

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

Other income - net

Other income decreased $8.0 million to $1.3 million during the third quarter of Fiscal 2020, driven by insurance gains recognized during the third quarter of Fiscal 2019, as well as a reduction in layaway fees while the program was temporarily suspended during Fiscal 2020.

Interest expense

Interest expense increased $15.3 million during the third quarter of Fiscal 2020 to $27.5 million, compared to the same period in the prior year. The increase was primarily driven by the issuance of our $805 million Convertible Notes and our $300 million Secured Notes, as well as an increased average balance on our ABL Line of Credit. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

The average interest rates and average balances related to our variable rate debt for the third quarter of Fiscal 2020 compared with the third quarter of Fiscal 2019, are summarized in the table below:

	Three Months Ended
	October 31,	November 2,
	2020	2019
Average interest rate – ABL Line of Credit	1.6%	3.5%
Average interest rate – Term Loan Facility	1.9%	4.1%
Average balance – ABL Line of Credit (in millions)	$250.0	$32.6
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount.

Income tax expense

Income tax expense was $15.1 million during the third quarter of Fiscal 2020 compared with income tax expense of $23.0 million during the third quarter of Fiscal 2019. The effective tax rate for the third quarter of Fiscal 2020 was 65.3% compared with 19.2% during the third quarter of Fiscal 2019. The decrease in income tax expense in the current year primarily relates to a decrease in pre-tax income, partially offset by an increased tax rate. The increased effective tax rate for the third quarter of Fiscal 2020 is primarily due to the reversal of income tax benefit recorded in the first two quarters related to the CARES Act. The CARES Act provides for net operating losses incurred in fiscal 2020 to be carried back to earlier tax years that have higher tax rates than the current year. The projected losses subject to carry back to earlier years decreased in the third quarter of fiscal 2020, resulting in a reduction of the year to date income tax benefit

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2020 resulted in an annual effective income tax rate of approximately 35% (before discrete items) as our best estimate. This is an increase compared to the annual effective tax rate for the third quarter of Fiscal 2019 of approximately 25% (before discrete items), due to current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income

We earned net income of $8.0 million for the third quarter of Fiscal 2020 compared with net income of $96.5 million for the third quarter of Fiscal 2019. This decrease was primarily driven by the business disruption upon re-opening stores caused by the COVID-19 pandemic.

Nine Month Period Ended October 31, 2020 Compared With the Nine Month Period Ended November 2, 2019

Net sales

Net sales decreased approximately $1,587.3 million, or 31.4%, to $3,472.6 million during the nine month period ended October 31, 2020, driven primarily by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

Cost of sales

Cost of sales as a percentage of net sales increased to 64.7% during the nine month period ended October 31, 2020, compared to 58.4% during the nine month period ended November 2, 2019, driven primarily by markdowns on aged inventory in the first quarter due to the extended store closures. On a dollar basis, cost of sales decreased $709.1 million, or 24.0%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $290.3 million during the nine month period ended October 31, 2020, compared with $250.3 million during the nine month period ended November 2, 2019.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the nine month period ended October 31, 2020 compared with the nine month period ended November 2, 2019. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Nine Months Ended
	October 31, 2020	Percentage of Net Sales	November 2, 2019	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,034.9	29.8%	$1,074.1	21.2%	$(39.2)	(3.6)%
Product sourcing costs	290.3	8.4	250.3	4.9	40.0	16.0
Corporate costs	198.3	5.7	163.0	3.2	35.3	21.7
Marketing and strategy costs	28.7	0.8	56.1	1.1	(27.4)	(48.8)
Favorable lease cost	18.3	0.5	27.9	0.6	(9.6)	(34.4)
Other selling, general and administrative expenses	51.5	1.5	61.5	1.3	(10.0)	(16.3)
Selling, general and administrative expenses	$1,622.0	46.7%	$1,632.9	32.3%	$(10.9)	(0.7)%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the temporary closure of all our stores and the overall decrease in sales. We took significant steps to reduce selling, general and administrative expenses during this period. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level. As a result of these actions, our selling, general and administrative expenses decreased from last year on a dollar basis. These decreases were partially offset by COVID-19 related expenses and store re-opening costs, as well as litigation accruals. Refer to Note 12, “Commitments and Contingencies” for further discussion regarding our litigation accruals.

Costs related to debt issuances and amendments

During Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $2.5 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility. During the first quarter of Fiscal 2019, we reversed $0.4 million of previously estimated debt amendment costs associated with the 2018 refinancing of our Term Loan Facility.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $163.7 million during the nine month period ended October 31, 2020 compared with $155.6 million during the nine month period ended November 2, 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $5.6 million during the nine month period ended October 31, 2020, related to store-level assets and lease assets at 14 stores. There were no impairment charges on long-lived assets during the nine month period ended November 2, 2019.

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

Other income - net

Other income decreased $8.8 million to $4.2 million during the third quarter of Fiscal 2020, driven by insurance gains recognized during the third quarter of Fiscal 2019, as well as a reduction in layaway fees while the program was temporarily suspended during Fiscal 2020.

Interest expense

Interest expense increased $31.6 million during the nine month period ended October 31, 2020 to $70.5 million, compared to the same period in the prior year. The increase was primarily driven by the issuance of our $805 million Convertible Notes and our $300 million Secured Notes, as well as the higher average balance on our ABL Line of Credit. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

The average interest rates and average balances related to our variable rate debt for the nine month period ended October 31, 2020 compared with prior year, are summarized in the table below:

	Nine Months Ended
	October 31,	November 2,
	2020	2019
Average interest rate – ABL Line of Credit	2.0%	3.7%
Average interest rate – Term Loan Facility	2.3%	4.3%
Average balance – ABL Line of Credit (in millions)	$276.2	$108.7
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount

Income tax expense (benefit)

Income tax benefit was $253.3 million during the nine month period ended October 31, 2020 compared with income tax expense of $50.3 million during the nine month period ended November 2, 2019. The effective tax rate for the nine month period ended October 31, 2020 was 40.5% compared with 16.3% during the nine month period ended November 2, 2019. The income tax benefit in the current year is a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The increase in the income tax rate is a function of current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income (loss)

We recorded a net loss of $372.5 million during the nine month period ended October 31, 2020 compared with net income of $258.8 million for the nine month period ended November 2, 2019. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

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

As a result of the uncertainty regarding the duration of the COVID-19 pandemic and the related impact on store traffic, the Company has taken a more conservative approach to managing its cash flow during Fiscal 2020. These measures included carefully managing operating expenses, working capital and capital expenditures during the period, as well as suspending the Company’s share repurchase program.

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

Cash Flow for the Nine Month Period Ended October 31, 2020 Compared With the Nine Month Period Ended November 2, 2019

We generated $945.6 million of cash flow during the nine month period ended October 31, 2020 compared with $12.9 million during the nine month period ended November 2, 2019.

Net cash used in operating activities amounted to $116.9 million during the nine month period ended October 31, 2020, compared with proceeds of $476.9 million during the nine month period ended November 2, 2019. The decrease in our operating cash flows was primarily driven by the temporary closure of all stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

Net cash used in investing activities was $215.3 million during the nine month period ended October 31, 2020 compared with a use of $256.0 million during the nine month period ended November 2, 2019. This change was primarily the result of a decrease in capital expenditures. Some of our new store, store remodel and other store expenditure projects were moved to future periods as a result of the COVID-19 pandemic.

Net cash provided by financing activities was $1,277.9 million during the nine month period ended October 31, 2020 compared with a use of $207.9 million during the nine month period ended November 2, 2019. This change was primarily driven by our cash flow management efforts as a result of the COVID-19 pandemic, which included drawing $400 million on our ABL Line of Credit, issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million of Secured Notes, and suspending our share repurchase program. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at October 31, 2020 of $887.6 million compared with a working capital deficit of $199.1 million at November 2, 2019. The increase in working capital was primarily due to our increased cash balance, as a result of issuing the Convertible Notes and the Secured Notes and the $250 million net draw on our ABL Line of Credit, as well as an increase in prepaid income taxes. These increases were partially offset by a decrease in merchandise inventories and an increase in other current liabilities (primarily due to deferral of rent payments). We had a working capital deficit at February 1, 2020 of $51.1 million.

Capital Expenditures

For the nine month period ended October 31, 2020, cash spend for capital expenditures, net of $26.0 million of landlord allowances, amounted to $188.4 million. As a result of our temporary store closures and the uncertainty regarding the impact of the COVID-19 pandemic on store traffic, some of our capital expenditure projects have been moved to future periods. We now estimate that we will spend approximately $245 million, net of approximately $45 million of landlord allowances, in capital expenditures during Fiscal 2020, including approximately $105 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $75 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the nine month period ended October 31, 2020, we repurchased 243,573 shares of our common stock for $50.2 million under the share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. As of October 31, 2020, we had $348.4 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended October 31, 2020, we opened 62 new stores, inclusive of 17 relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of October 31, 2020 to 769 stores. Some of our store opening and relocation projects have been moved to future periods as a result of the COVID-19 pandemic. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During Fiscal 2020, we plan to open 34 net new stores, which includes approximately 62 gross new stores, along with approximately 28 store relocations and closings.

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

Debt and Hedging

As of October 31, 2020, our obligations, inclusive of original issue discount, include $958.2 million under our Term Loan Facility, $640.6 million of Convertible Notes, $300.0 million of Secured Notes and $250.0 million of outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $48.4 million of finance lease obligations as of October 31, 2020.

Term Loan Facility

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%.

At October 31, 2020, our borrowing rate related to the Term Loan Facility was 1.9%.

ABL Line of Credit

On March 17, 2020, we borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. We repaid $150 million of this amount during the second quarter of Fiscal 2020.

At October 31, 2020, we had $292.4 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the nine month period ended October 31, 2020 amounted to $400.0 million. Average borrowings during the nine month period ended October 31, 2020 amounted to $276.2 million at an average interest rate of 2.0%.

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

Certain Information Concerning Contractual Obligations

The Company had $1,090.7 million of purchase commitments related to goods that were not received as of October 31, 2020. Except as disclosed above with respect to the issuance of the Convertible Notes and Secured Notes, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2019 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of October 31, 2020, the end of our third quarter, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, October 31, 2020. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2020.

During the quarter ended October 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our ability to continue to operate, or re-open any closed stores or distribution centers in a timely manner;
•	our ability to retain, and not furlough, corporate associates, in the event that we are required to cease or significantly limit our operations again in the future;
•	our ability to reinstate any furloughed store and distribution center associates;
•	our ability to enter into rent deferral arrangements with our landlords;
•	supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•

reduced demand for the merchandise we sell or our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs, challenges and expenses of updating, procuring and replacing inventory;

•	delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;
•	fluctuations in regional and local economies, including unemployment rates; changes to salary and wage rates; and consumer confidence and spending;
•	our ability to attract customers to our stores, and the willingness of our associates to staff our stores and distribution centers, given the risks, or perceived risks, of gathering in public places;
•	our ability to delay merchandise and other payments to vendors;
•	the impact of pandemic-related litigation or claims from customers, associates, suppliers, regulators or other third parties;
•	incremental costs to operate during a pandemic, including costs of implementing additional safety measures;
•	our ability to pay associate compensation, including incentive compensation payments, in a timely manner, or at all;
•	our ability to continue to incentivize and retain associates, as well as our ability to preserve liquidity to be able to take advantage of market conditions; and
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our non-store associates are working remotely, we face an increased risk due to the potential interruptions to internal or external information technology infrastructure as well as increased threats and attempts to breach our security networks.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., as well as the availability of, and prevalence of access to, effective medical treatments and vaccines; related economic uncertainties and government stimulus measures; the related impact on consumer confidence and spending; and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. Nevertheless, COVID-19 presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2019 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 31, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 2, 2020 through August 29, 2020	2,724	$193.72	—	$348,387
August 30, 2020 through October 3, 2020	10,864	$217.01	—	$348,387
October 4, 2020 through October 31, 2020	121	$212.42	—	$348,387
Total	13,709		—

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

Date: November 24, 2020