Form 10-K
period 2021-01-30
Burlington Stores, Inc.
filed 2021-03-15
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on August 1, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,391,142,604. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of February 26, 2021, there were 66,385,163 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2020 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 30, 2021

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

Overview

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 761 stores as of January 30, 2021, in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2021” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 52-week fiscal year ended January 30, 2021 (Fiscal 2020). The fiscal years ended February 1, 2020 (Fiscal 2019) and February 2, 2019 (Fiscal 2018) also consisted of 52 weeks.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. We began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. We are currently unable to determine how long the conditions resulting from the COVID-19 pandemic will continue, including the imposition of social distancing protocols and other restrictions on our store operations, and whether potential subsequent additional outbreaks will lead to a reduction in customer traffic and additional temporary store closures.

These developments have caused significant disruptions to our business and have had a significant adverse impact on our financial condition, results of operations and cash flows. The continuing extent of which will be primarily based on a variety of factors, including the production and administration of effective medical treatments and vaccines, the timing and extent of any recovery in traffic and consumer spending at our stores, supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, and any future required store closures because of COVID-19 resurgences.

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

In order to maintain financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020 and took certain other steps to further enhance our financial flexibility. See “Executive Summary” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We continue to keep health and safety as a top priority as we operate our stores and distribution centers. We have implemented social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart
•	One way entrances and exits at the front of the store

•	Wider check-out lanes, with social distancing markers on the floor
•	A physical barrier between customers and associates at each register

•	Closing all fitting rooms
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas

•	Providing sanitization materials throughout the store
•	Making shopping cart wipes available to customers

•	Requiring associates to wear face coverings while in stores and our distribution centers
•	Screening all associates daily in stores and distribution centers where required by state and local mandates

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

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	47
AL	6	MA	19	OH	28
AR	6	MD	19	OK	7
AZ	14	ME	2	OR	4
CA	82	MI	20	PA	35
CO	11	MN	10	PR	13
CT	12	MO	10	RI	5
DE	3	MS	3	SC	9
FL	65	NC	19	SD	1
GA	24	ND	1	TN	10
IA	3	NE	4	TX	85
ID	2	NH	4	UT	9
IL	36	NJ	37	VA	22
IN	15	NM	3	WA	14
KS	5	NV	11	WI	10
KY	7

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 761 stores as of January 30, 2021. Based on the smaller store footprint enabled by our Burlington 2.0 strategy, as well as the opportunity presented by accelerating retail disruption and industry wide store closures, we have increased our long-term store target to 2,000 stores, up from our previous store target of 1,000 stores, which was established in connection with the Company’s IPO in 2013. If we identify appropriate locations, including locations that fit our 25,000 square foot store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Stores (beginning of period)	727	675	629
Stores opened(a)(b)	45	60	56
Stores closed(a)	(11)	(8)	(10)
Stores (end of period)	761	727	675

(a)	Exclusive of relocations.
(b)	Stores opened during Fiscal 2020, Fiscal 2019 and Fiscal 2018 had an average size of approximately 40,000, 42,000 and 43,000 square feet, respectively.

Distribution and Warehousing

We have four distribution centers that shipped approximately 99% of merchandise units to our stores in Fiscal 2020. The remaining 1% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our two west coast distribution centers are located in San Bernardino, California and Redlands, California. These four distribution centers occupy an aggregate of 2,884,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease for an additional distribution center in Riverside, California occupying approximately 900,000 square feet, which is expected to become operational during Fiscal 2021.

We also operate warehousing facilities to support our distribution centers. The east coast has three supporting warehouses located in Burlington, New Jersey. The west coast has two supporting warehouses, located in Redlands, California and San Bernardino, California. These five warehousing facilities occupy an aggregate of 2,058,000 square feet and primarily serve as storage facilities.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
San Bernardino, California (E. Mill St)	2006	758,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)(b)	2021	900,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Burlington, New Jersey (Daniels Way)	2020	208,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased
San Bernardino, California (Waterman Ave)	2020	394,000	Leased

(a)	Inclusive of corporate offices.
(b)	The lease for this distribution center was signed during Fiscal 2018 and is expected to become operational during Fiscal 2021.

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

Our Off-Price Sourcing and Merchandising Model

We believe that our “open to buy” off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers that are continually focused on improving comparable store inventory turnover, inventory age and freshness of merchandise.

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, excellent product availability, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 5% of our net purchases during Fiscal 2020, Fiscal 2019 or Fiscal 2018. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category is as follows:

Category	Fiscal 2020(a)	Fiscal 2019(a)	Fiscal 2018(a)
Women’s ready-to-wear apparel	21%	22%	23%
Accessories and footwear	21%	22%	22%
Menswear	19%	20%	20%
Home	19%	15%	15%
Youth apparel/baby	15%	16%	16%
Coats	5%	5%	5%

(a)	Percentages may not foot due to rounding.

The sales mix for Fiscal 2020 in the above table, particularly in the home category, was significantly impacted by the COVID-19 pandemic, and may not be reflective of continuing trends.

Human Capital Resources

Attracting, developing and retaining top talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce. Our goal is to create a welcoming, diverse and inclusive environment where our associates can build a career for life.

Oversight and Management

Our Human Resources department is tasked with managing associate-related matters, including recruiting and hiring, compensation and benefits, performance management, and learning and development. In addition, our management and cross-functional teams also work closely to evaluate human capital management issues such as associate retention and workplace safety, as well as to implement measures to mitigate these risks.  This process is informed by the results of our annual associate survey, which is discussed in further detail below.

Our Board of Directors and Board committees provide oversight on certain human capital matters.  For example, our Compensation Committee is responsible for, among other things, developing and reviewing executive management succession plans and reviewing the Company’s compensation policies for executives and associates generally to assess (i) whether the compensation structure establishes appropriate incentives and (ii) the risks associated with such policies and practices.  In addition, our Nominating and Corporate Governance Committee provides oversight of the social, political and environmental trends, issues and concerns, including legislative and regulatory developments, that could significantly affect the public affairs of the company.

Associates

As of January 30, 2021, we employed 55,959 associates, including 41,426 part-time and seasonal associates. Of those associates, 87% worked in our stores, 9% worked in our distribution centers and 4% worked in our corporate organization. As of January 30, 2021, 75% of our associates self-identified as female and 76% of our associates self-identified as having a racial or ethnic minority background.

Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of January 30, 2021, associates at one of our stores were subject to a collective bargaining agreement.

The health and safety of our associates, as well as our customers and their families and the communities that we serve, is our top priority.  Health and safety measures that we implemented in connection with the COVID-19 pandemic, as well as the support that we provided to our associates, are discussed above under the caption “COVID-19.”

Corporate Culture

We recognize the critical importance of talent and culture to our success. Our value proposition, “Our Burlington,” which defines who we are as an employer and what’s important to us as a team, is based on five tenets:

•	We Are an Off-Price Retailer: We deliver great values to our customers every day.
•	We Live by Our Core Values: Drive Results. Trust & Respect Each Other. Build Teams & Partnerships.
•	We Believe Everyone Matters: We listen to the individual viewpoints of our diverse workforce through open and honest communication.
•	We Win Together: We recognize those who make a difference. Great performance leads to exciting career opportunities.
•	We Are a Caring Company: We have a caring work environment, and the generosity of our associates and customers helps to improve the communities we live and work in and beyond.

We conduct an annual associate survey to measure associate engagement.  The survey results help us understand the associate experience, evaluate our performance, identify our strengths and pinpoint opportunities for improvement.  Our 2019 survey, which included feedback from more than 30,000 associates, revealed: 92% believe Burlington makes it easy for people from diverse backgrounds to fit in and be accepted; 89% reported that their manager treats them with dignity and respect; and 88% believe in our Core Values.  As a result of the pandemic, we conducted an abbreviated corporate associate survey in 2020.  We anticipate resuming full associate surveys in 2021.

Inclusion, Diversity and Equality

Burlington is committed to advancing equality and social justice as we continue to build an inclusive and welcoming workplace.  To put these values into action, in Fiscal 2020 we launched Inclusion & Diversity 2.0, Burlington’s diversity action plan. Three main objectives drive the deliverables of our action plan:

•	Ensuring that we continue to provide an inclusive workplace culture where everyone feels safe, respected, and valued, so that they feel comfortable bringing their true selves to work each day.
•	Growing our pool of diverse talent in leadership roles through recruitment and the development and promotion of internal associates.
•	Demonstrating our commitment to inclusion, diversity, and equality to our customers, vendors, and partners, as well as within the diverse communities we serve.

The focus areas of our action plan, aligned with these objectives, seek to create sustainable and long-term change organization-wide. To this end, our CEO signed on to the CEO Action for Diversity and Inclusion in Fiscal 2020, making a commitment on behalf of Burlington to take action to cultivate environments where diverse experiences and perspectives are welcomed and where employees feel comfortable and encouraged to discuss diversity and inclusion.

Learning and Development

We support our associates’ career growth by offering a blended learning approach that includes online education, on-the-job training, coaching and career development. All associates, including full- and part-time, in our stores, distribution centers and corporate offices, are offered training and development opportunities.  Our learning and development programs are integral to the development of our associates and enable them to take on new and expanded roles across our organization.

Compensation and Benefits

As part of our commitment to offer competitive wages, Burlington works to ensure that our pay structure aligns with industry standards. In addition to being merit based, Burlington reviews compensation for all associates at every level of the business based on market analysis, seeking to ensure associates are fairly and appropriately compensated for their commitment to Burlington. Through this process, we have increased the wages of our hourly associates every year since 2010.  We also offer a wide array of benefits for our associates and their families, including health and wellness and retirement benefits.

Burlington Website

During the first quarter of Fiscal 2020, we made a strategic business decision to transition from an e-commerce website to a marketing content-based website designed to inspire consumers to shop in stores. Today, Burlington.com highlights our great merchandise values and encourages customers to discover fantastic deals on the brands and products they love, from stylish apparel to everything they need for their entire family and home. Merchandise sold directly from our website represented approximately 0.5% of our total sales in Fiscal 2019.

Customer Demographic

Our core customer is 25-49 years old, has an average annual household income of $25,000-$100,000, and is more ethnically diverse than the general population. The core customer is educated, resides in mid- to large-sized metropolitan areas and is a brand conscious fashion enthusiast. These customers shop for themselves, their family, and their home. We appeal to value seeking and brand conscious customers who understand the off-price model and love the thrill of the hunt.

Marketing and Advertising

We use a mix of broad-based and targeted marketing strategies to efficiently deliver the right message to our audience at the right time. Broad-based strategies include national and local television and radio. Our digital and streaming audio strategies allow for more personalized and targeted messaging. Email reaches our best customers, while social marketing, including relationships with influencers, allow for authentic consumer engagement.

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

Trademarks

We are the owner of certain registered and common law trademarks, service marks and tradenames (collectively referred to as the Marks) that we use in connection with our business. Our Marks include, but are not limited to, “Burlington Stores,” “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “MJM Designer Shoes,” “B” and “Baby Depot.” We consider these Marks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these trademarks endure for as long as they are used.

Available Information

We are subject to the reporting requirements of the Exchange Act. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize our website and/or various social media sites to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in the Company to review the information posted on our website, as well as the following social media channels: Facebook (www.facebook.com/BurlingtonStores) and Twitter (www.twitter.com/burlington). Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at www.burlingtoninvestors.com.

The information contained on, or accessible through, our website and these social media channels is not part of this Annual Report and is therefore not incorporated by reference. The references to our website and these social media channels are intended to be inactive textual references only.

Item 1A.Risk Factors

Set forth below are material risks and uncertainties that could adversely affect our results of operations, financial condition or cash flows and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risks and uncertainties affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be material that may adversely affect our results of operations, financial condition or cash flows. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report.

Macroeconomic, Industry and Business Risks

The current outbreak of the COVID-19 pandemic has significantly adversely impacted and is expected to continue to adversely impact our business, and any future outbreak of COVID-19 or any other highly infectious disease could have a similar impact.

Governmental authorities nationally and in affected regions have taken numerous actions and mandated various restrictions in an effort to slow the spread of the coronavirus (COVID-19), including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak has triggered a severe global economic crisis that has caused a recession in some nations and in others a depression.

The outbreak of the COVID-19 pandemic has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows, and will continue to adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. In particular, effective March 22, 2020, the Company temporarily closed all of its stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19.  The Company began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. Despite re-opening our stores, the COVID-19 pandemic has continued to negatively impact the traffic at our stores and our operating results.

Factors that could negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic (or subsequent outbreaks, either more broadly or within our stores) or another pandemic include:

•our ability to continue to operate, or re-open any closed stores or distribution centers in a timely manner;

•our ability to retain, and not furlough, corporate associates, in the event that we are required to cease or significantly limit our operations again in the future;

•our ability to reinstate any furloughed store and distribution center associates;

•our ability to enter into rent deferral arrangements with our landlords;

•supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas;

•reduced demand for the merchandise we sell or our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs, challenges and expenses of updating, procuring and replacing inventory;

•delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;

•fluctuations in regional and local economies, including unemployment rates; changes to salary and wage rates; and consumer confidence and spending;

•our ability to attract customers to our stores, and the willingness of our associates to staff our stores and distribution centers, given the risks, or perceived risks, of gathering in public places;

•our ability to delay merchandise and other payments to vendors;

•the impact of pandemic-related litigation or claims from customers, associates, suppliers, regulators or other third parties;

•incremental costs to operate during a pandemic, including costs of implementing additional safety measures;

•our ability to pay associate compensation, including incentive compensation payments, in a timely manner, or at all;

•our ability to continue to incentivize and retain associates, as well as our ability to preserve liquidity to be able to take advantage of market conditions; and

•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

The extent of the impact of the COVID-19 pandemic on our business, financial performance and condition, operating results, liquidity and cash flows will depend largely on future developments, including the duration and spread of the outbreak within the U.S., as well as the availability of, and prevalence of access to, effective medical treatments and vaccines; related economic uncertainties and government stimulus measures; the related impact on consumer confidence and spending; and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks caused by new variants of the virus or otherwise occur, either more broadly or within our stores. Nevertheless, COVID-19 presents significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Form 10-K.

A downturn in general economic conditions or consumer spending could adversely affect our business.

Consumer spending habits are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook (such as that caused by the COVID-19 pandemic) or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. Our financial condition and operations could be impacted by changes in government regulations in areas, including taxes (e.g., any increase in the corporate tax rate enacted during the Biden administration) and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war, and public health issues such as pandemics (including the COVID-19 pandemic) or epidemics could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We face increased competition from other retailers that could adversely affect our business.

The retail sector is highly competitive, and retailers are constantly adjusting their business models, promotional activities and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retailers, which could have a material adverse effect on our business and results of operations.

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

Our net sales, operating income and inventory levels fluctuate on a seasonal basis.

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

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales.

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

Many stakeholders, including investors, customers, consumers and others, have increasingly focused on corporate social responsibility matters. If we do not (or are perceived not to) act responsibly with respect to any such matters, our reputation could be harmed, which could negatively impact our business, our relationship with our various stakeholders, and our results of operations.

Extreme and/or unseasonable weather conditions caused by climate change or otherwise, or catastrophic events could have a significant adverse effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores or distribution centers are located – especially in areas with a high concentration of our stores – could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period caused by climate change or otherwise might make it difficult for our customers or employees to travel to our stores. In addition, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances also could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores.

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

Strategic Risks

We may not be able to sustain our growth plans or successfully implement our long-range strategic goals.

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth. We intend to open 75 net new stores in 2021, while refreshing, remodeling or relocating a portion of our existing store base annually. We have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term. The success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

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

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather, natural disasters, epidemics or pandemics (including COVID-19) or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues (including strikes or threats of strikes and scarcity of labor) and increased labor costs, reduced freight capacity and other transportation issues, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our reputation.

Operational Risks

If we cannot optimize our existing stores or maintain favorable lease terms, our growth strategy and profitability could be negatively impacted.

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

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other employees in large numbers as well as experienced buying and management personnel, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. Many of our store and distribution center employees are in entry level or part-time positions with historically high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase. Availability and skill of employees may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively.

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

•

disease epidemics, pandemics (including COVID-19), outbreaks and other health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas;

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

Over the past few years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we continue to evaluate the impact of the effective and any additional proposed tariffs on our supply chain, costs, sales and profitability. Given the uncertainty regarding the scope and duration of the tariffs on Chinese goods, including whether the new Biden administration will relax or revoke certain or all of such tariffs imposed by the Trump administration, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain, and we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

In addition, other major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of additional unilateral tariffs on imported products, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries, which in turn could have a material adverse effect on our business, results of operations and liquidity.

Any disruption to our distribution network could cause disruptions in our business, a loss of sales and profits, increases in our expenses, and other material adverse effects.

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise, and a strong, efficient and flexible distribution network is critical to our ability to grow and to maintain a low-cost operating structure. A disruption within our distribution network, including the shutdown of or loss of significant capacity by one or more of our current primary distribution centers such as we experienced in Spring 2020 as a result of the COVID-19 pandemic, could adversely affect our ability to deliver inventory in a timely manner and significantly disrupt our business. In addition, any failure to continue to add capacity to our existing distribution centers and build out planned additional distribution centers timely and cost effectively could adversely affect our business.

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

Finally, if the COVID-19 pandemic worsens, we could experience renewed supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, transportation delays, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, each of which could have a material adverse effect on our business and results of operations.

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

In December 2020, we were notified that a recent update to one of SolarWinds Worldwide, LLC (SolarWinds) network management software products contained data collection malware that had been distributed to thousands of its clients, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. Based on our diligence performed to date, we believe that the Company’s IT systems were not directly impacted by this incident. We are, however, continuing to work with our cybersecurity vendors to monitor any impact or activity related to the malware and are tracking governmental notifications and directives as they are issued. We have also invested additional resources to determine whether any of our third party vendors with access to our information were impacted by this incident.

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents such as the SolarWinds incident, including the loss of individually identifiable customer or other sensitive data, we may incur substantial costs and suffer other negative consequences, which may include:

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

Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time, and there is no guarantee that the proactive measures we put in place will be adequate to safeguard against all data security breaches or misuses of data.  In fact, as more business activities have shifted online due to COVID-19 restrictions and otherwise, and as many of our non-store associates are working remotely, we face an increased risk due to the potential interruptions to internal or external information technology infrastructure as well as increased threats and attempts to breach our security networks.

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

Legal, Regulatory, Compliance and Tax Risks

Difficulty complying with existing and changing laws, rules, regulations and local codes could negatively affect our business operations and financial performance.

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

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in various states in which we operate. Compliance with the evolving privacy regulatory landscape will likely increase the costs of doing business, especially if we face differing regulatory requirements across multiple jurisdictions and/or a lack of adequate regulatory guidance. New legislation or regulations, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could also result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

Use of social media by the Company or third parties at our direction in violation of applicable laws and regulations may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. We have increasingly utilized social media in our marketing and employment recruiting efforts in order to reach as many current and potential new customers and potential employment candidates as efficiently and cost effectively as possible, and have also retained third parties, such as influencers, with expertise and distinction in the social media realm to bolster our social media efforts. As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.

Risk Related to Our Substantial Indebtedness and Corporate Structure

Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

As of January 30, 2021, our obligations include (i) $961.4 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility), (ii) $805 million under the Convertible Notes, and (iii) $300 million under the Secured Notes. We had no outstanding balance on our $600.0 million asset-based lending facility (ABL Line of Credit) as of January 30, 2021. Our debt obligations also include $47.7 million of finance lease obligations as of January 30, 2021. Estimated cash required to make interest payments for these debt obligations amounts to approximately $74.6 million in the aggregate for the fiscal year ending January 29, 2022.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which is to some extent subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from affecting any of these alternatives.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If an event of default under any of the agreements relating to our outstanding indebtedness occurred, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness through foreclosure proceedings and/or by forcing us into bankruptcy or liquidation. In addition, any event of default or acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion of the discounted carrying value of the notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results and the trading price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

Accounting Standards Update 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” will be effective for fiscal years beginning after December 15, 2021 and interim periods within those years, and may be early adopted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Once we adopt this new guidance, the accounting methodology noted above will no longer be applicable. The new guidance removes from GAAP the separation models for convertible debt with a cash conversion feature. As a result, after adopting the guidance, entities will no longer separately present imbedded conversion features in equity, and will instead account for the convertible debt wholly as debt. Among other things, the new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. While we are still in the process of determining the impact of adopting this guidance, we do anticipate that the new guidance will have a significant impact on our consolidated financial statements and notes thereto. The Company anticipates a significant reclassification from equity to debt, as well as a reduction in interest expense, due to eliminating the amortization of the debt discount. Additionally, this guidance may cause a change to our diluted share count in certain periods.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

It is unclear how changes in the method for determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may affect the financial obligations owed by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

Certain of our credit agreements currently use LIBOR as a reference rate to calculate interest rates. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Subsequently, in a November 30, 2020 announcement, LIBOR’s administrator signaled to the market that the discontinuation of certain LIBOR rates would be delayed until June 30, 2023. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced an alternative to U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (SOFR). Whether or not SOFR or another alternative reference rate attains market traction as a LIBOR alternative or replacement for U.S. dollar-denominated instruments remains in question and future of LIBOR at this time is uncertain. To address a potential transition away from LIBOR, the Term Loan Facility and ABL Line of Credit agreements each provide for an agreed upon methodology to amend such agreements to substitute LIBOR with an agreed replacement rate, subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period. However, there is no guarantee that any such replacement rate would be agreed by the applicable agents and lenders or that such consents would be obtained, and in such event we would be required to pay a rate of interest higher than expected on the amount owed under such agreements where the interest rate is subject to LIBOR. We have also entered into LIBOR based interest rate swap agreements to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. Any replacement of LIBOR as the basis on which interest on our floating-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2020, our stock price fluctuated from a high of $271.75 to a low of $105.67. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors they choose or to cause us to take other corporate actions they desire.

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

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock in the near term. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under agreements governing our existing indebtedness, any potential future indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if stockholders purchase shares of our common stock, a gain on investment will depend on an increase in the price of our stock, which may never occur.

General Risk Factors

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

We own the land and/or buildings for 34 of our stores and have leases for 727 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey distribution center and an office facility. We lease approximately 35,000 square feet of office space in New York City (east coast buying office), and 25,000 square feet of office space in Los Angeles, California (west coast buying office).

As described in Item 1, Business, we currently operate multiple distribution centers and warehousing facilities.

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

Holders

As of February 26, 2021, we had 237 holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

Dividends

During the past two fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under agreements governing our existing indebtedness, or any potential future indebtedness we may incur, restrictions imposed by applicable law, capital requirements and other factors our Board of Directors deems relevant.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from January 30, 2016 through January 30, 2021, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$500.00
$400.00
$300.00
$200.00
$100.00
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
Burlington Stores Inc.
S&P 500
S&P 500 Retailing Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021
Burlington Stores, Inc.	$100.00	$150.59	$215.43	$319.88	$404.75	$463.24
S&P 500 Index	$100.00	$118.27	$142.36	$139.49	$166.24	$191.43
S&P Retailing Index	$100.00	$117.29	$164.08	$176.14	$210.51	$295.77

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 30, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2020 through November 28, 2020	154	$221.64	—	$348,387
November 29, 2020 through January 2, 2021	284	$230.14	—	$348,387
January 3, 2021 through January 30, 2021	10,372	$252.40	—	$348,387
Total	10,810		—

(1)

These shares were withheld for tax payments due upon vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program.

(2)

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. As part of our cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. For a further discussion of our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data. The historical consolidated balance sheet data and consolidated statement of operations data for Fiscal 2020, Fiscal 2019 and Fiscal 2018 and for the fiscal years ended February 3, 2018 (Fiscal 2017) and January 28, 2017 (Fiscal 2016) have been derived from our historical audited Consolidated Financial Statements.

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

	Fiscal Year Ended (1)
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
	(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$5,751,541	$7,261,243	$6,643,051	$6,084,766	$5,566,038
Net (loss) income	$(216,499)	$465,116	$414,745	$384,852	$215,873
Net (loss) income per common share—basic:	$(3.28)	$7.05	$6.21	$5.64	$3.06
Net (loss) income per common share—diluted:	$(3.28)	$6.91	$6.04	$5.48	$3.01
Consolidated Balance Sheet Data (end of the period):
Inventory	$740,788	$777,248	$954,183	$752,562	$701,891
Total assets	$6,781,092	$5,593,859	$3,079,172	$2,812,829	$2,574,483
Long term debt	$1,927,770	$1,001,723	$983,643	$1,113,808	$1,128,843
Stockholders’ equity (deficit)	$464,754	$528,149	$322,710	$86,774	$(49,812)
Other Financial Data:
Adjusted Net (Loss) Income(2)	$(169,522)	$494,734	$442,540	$405,753	$232,268
Adjusted EBITDA(3)	$(62,652)	$879,680	$792,215	$696,066	$584,562
Adjusted EBIT(4)	$(282,847)	669,332	600,412	518,288	424,804
Comparable store sales growth(5)	N/A	3%	3%	3%	5%
Gross margin rate	38.2%	41.8%	41.8%	41.5%	40.8%
Cash flow increase (decrease)	$977,202	$275,500	$(26,930)	$51,689	$60,682
Working capital (deficit)(6)	$820,038	$(51,112)	$2,276	$(46,998)	$(96,310)
Number of stores	761	727	675	629	592
Gross square footage (in thousands)	48,017	47,449	46,773	45,693	44,736
Selling square footage (in thousands)	32,254	31,997	32,898	33,305	34,234

(1)	Fiscal 2020, Fiscal 2019, Fiscal 2018 and Fiscal 2016 consisted of 52 weeks. Fiscal 2017 consisted of 53 weeks.
(2)

We define Adjusted Net (Loss) Income as net (loss) income, exclusive of the following items: (i) net favorable lease costs, (ii) costs related to debt issuances and amendments, (iii) stock option modification expense, (iv) loss on extinguishment of debt, (v) impairment charges, (vi) amounts related to certain litigation matters, (vii) non-cash interest expense on the Convertible Notes, (viii) costs related to closing the e-commerce store, and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net (Loss) Income. For further discussion of Adjusted Net (Loss) Income, including a reconciliation of Adjusted Net (Loss) Income to net (loss) income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(3)

We define Adjusted EBITDA as net (loss) income, exclusive of the following items: (i) interest expense, (ii) interest income, (iii) loss on extinguishment of debt, (iv) income tax (benefit) expense, (v) depreciation and amortization, (vi) impairment charges, (vii) stock option modification expense, (viii) costs related to debt issuances and amendments, (ix) amounts related to certain litigation matters, (x) costs related to closing the e-commerce store, and (xi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains. For further discussion of Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net (loss) income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.

(4)

We define Adjusted EBIT as net (loss) income, exclusive of the following items: (i) interest expense, (ii) interest income, (iii) loss on extinguishment of debt, (iv) income tax (benefit) expense, (v) impairment charges, (vi) net favorable lease costs, (vii) stock option modification expense, (viii) costs related to debt issuances and amendments, (ix) amounts related to certain litigation matters, (x) costs related to closing the e-commerce store, and (xi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains. For further discussion of Adjusted EBIT, including a reconciliation of Adjusted EBIT to net

(loss) income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Measures.
(5)

We define comparable store sales as merchandise sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. Our comparable store sales are based on a 52-week basis. Due to the extended store closures resulting from the COVID-19 pandemic, comparable store sales is not meaningful for Fiscal 2020.

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

General

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 761 stores as of January 30, 2021 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. We began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. We are currently unable to determine how long the conditions resulting from the COVID-19 pandemic will continue, including the imposition of social distancing protocols and other restrictions on our store operations, and whether potential subsequent additional outbreaks will lead to a reduction in customer traffic and additional temporary store closures.

These developments have caused significant disruptions to our business and have had a significant adverse impact on our financial condition, results of operations and cash flows. The continuing extent of which will be primarily based on a variety of factors, including the production and administration of effective medical treatments and vaccines, the timing and extent of any recovery in traffic and consumer spending at our stores, supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, and any future required store closures because of COVID-19 resurgences.

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

In order to maintain financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), of which $150 million was repaid during the second quarter, and the remaining $250 million was repaid during the fourth quarter. In April 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible

Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 7, “Long Term Debt,” for further discussion regarding these debt transactions.

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

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on our merchandise, we recognized inventory markdown reserves of $271.9 million during the first quarter of Fiscal 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on our Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. We recorded a tax benefit of $86.8 million in our effective income tax rate for the year ended January 30, 2021 for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a one-time tax refund of $219.7 million from the carryback of federal NOLs, which is included in the line item “Prepaid and other current assets” on the Company’s Consolidated Balance Sheet. Refer to Note 15, “Income Taxes” for further discussion.

We continue to keep health and safety as a top priority as we operate our stores and distribution centers. We have implemented social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart
•	One way entrances and exits at the front of the store

•	Wider check-out lanes, with social distancing markers on the floor
•	A physical barrier between customers and associates at each register

•	Closing all fitting rooms
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas

•	Providing sanitization materials throughout the store
•	Making shopping cart wipes available

•	Requiring associates to wear face coverings while in stores and our distribution centers
•	Screening all associates daily in stores and distribution centers where required by state and local mandates

Store Openings, Closings and Relocations

During Fiscal 2020, we opened 62 new stores, inclusive of 17 relocations, and closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of January 30, 2021 to 761 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending January 29, 2022 (Fiscal 2021), we plan to open approximately 75 net new stores, which includes approximately 100 gross new stores, along with approximately 25 store relocations and closings.

Ongoing Initiatives for Fiscal 2021

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March 2020. We continue to keep health and safety as a top priority as we operate our stores and distribution centers.

As discussed above, we began re-opening stores on May 11, 2020 in accordance with applicable government guidelines, with the majority of our stores re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations and we receive more clarity on the duration and impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

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

•

Operating with Leaner Inventories. We are planning to carry less inventory going forward, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term.

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

•

Enhancing the Store Experience Through Store Remodels and Relocations. We continue to invest in select store remodels on a store-by-store basis where appropriate, taking into consideration the age, sales, size and profitability of a store, as well as the potential impact to the customer shopping experience. During Fiscal 2020, we remodeled 14 of our stores and relocated 17 stores. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms and optimized the sales floor to maximize productivity as well as enhance certain departments, including home and accessories as appropriate by location.

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

•

Enhancing Purchasing Power. We believe that increasing our store footprint and expanding our east and west coast buying offices provides us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

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

Uncertainties and Challenges

There are uncertainties and challenges that we face as an off-price retailer that could have a material impact on our revenues or income.

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

Key Performance Measures

We consider numerous factors in assessing our performance. As the COVID-19 pandemic began to unfold, our focus shifted toward maintaining and enhancing our liquidity position, so that we would be able to operate with reduced revenues for an extended period and take advantage of opportunistic buys as our stores re-opened. As our operations return to normal, management continues to evaluate our other key performance measures, including, net (loss) income, Adjusted Net (Loss) Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory and store payroll.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps during the year ended January 30, 2021 to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. At January 30, 2021, we had $476.8 million available under the ABL Line of Credit.

Cash and cash equivalents, including restricted cash and cash equivalents, increased $977.2 million during Fiscal 2020, compared with an increase of $275.5 million during Fiscal 2019. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Net (loss) income. We recorded a net loss of $216.5 million during Fiscal 2020 compared with net income of $465.1 million during Fiscal 2019. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net (Loss) Income as net (loss) income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) costs related to debt issuances and amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; (v) amounts related to certain litigation matters; (vi) non-cash interest on the Convertible Notes; (vii) costs related to closing the e-

commerce store; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net (Loss) Income.

We define Adjusted EBITDA as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax (benefit) expense; (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net (loss) income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income (iii) loss on extinguishment of debt; (iv) income tax (benefit) expense; (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBIT because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from what we consider to be our core operating results are useful supplemental measures that assist investors and management in evaluating our ability to generate earnings and leverage sales, and to more readily compare these metrics between past and future periods.

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

During Fiscal 2020, Adjusted Net (Loss) Income decreased $664.3 million to a loss of $169.5 million. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted Net (Loss) Income for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Reconciliation of net (loss) income to Adjusted Net (Loss) Income:
Net (loss) income	$(216,499)	$465,116	$414,745
Net favorable lease costs (a)	24,078	35,761	26,081
Non-cash interest expense on convertible notes (b)	23,988	—	—
Costs related to debt issuances and amendments (c)	3,633	(375)	2,496
Loss on extinguishment of debt (d)	202	—	1,823
Impairment charges	6,012	4,315	6,844
Litigation matters (e)	22,788	—	—
E-commerce closure(f)	1,549	—	—
Tax effect (g)	(35,273)	(10,083)	(9,449)
Adjusted Net (Loss) Income	$(169,522)	$494,734	$442,540

(a)

Net favorable lease costs represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income for Fiscal 2020 and Fiscal 2019.  These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statement of Income for Fiscal 2018.

(b)	Represents non-cash accretion of original issue discount on the Convertible Notes.
(c)

Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our senior secured term loan facility (the Term Loan Facility) in Fiscal 2018.

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

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt issuances and amendments;
•	cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•	amounts charged for certain litigation matters
•	impairment charges on long-lived assets;
•	costs related to closing the e-commerce store;
•	income tax (benefit) expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During Fiscal 2020, Adjusted EBITDA decreased $942.3 million to a loss of $62.7 million. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBITDA for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(216,499)	$465,116	$414,745
Interest expense	97,767	50,826	55,990
Interest income	(1,253)	(1,720)	(406)
Loss on extinguishment of debt (a)	202	—	1,823
Costs related to debt issuances and amendments (b)	3,633	(375)	2,496
Litigation matters (c)	22,788	—	—
E-commerce closure (d)	1,549	—	—
Depreciation and amortization (e)	244,273	246,109	217,884
Impairment charges	6,012	4,315	6,844
Income tax (benefit) expense	(221,124)	115,409	92,839
Adjusted EBITDA	$(62,652)	$879,680	$792,215

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)

Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.

(c)	Represents amounts charged for certain litigation matters.
(d)	Represents costs related to the closure of our e-commerce store.
(e)

Includes $23.9 million and $35.4 million of favorable lease costs included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income for Fiscal 2020 and Fiscal 2019, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of ASU 2016-02, these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income for Fiscal 2020 and Fiscal 2019. These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statement of Income for Fiscal 2018.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net (loss) income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•	interest expense on our debt;
•	losses on the extinguishment of debt;
•	costs related to debt issuances and amendments;
•	favorable lease cost;
•	amounts charged for certain litigation matters;
•	impairment charges on long-lived assets;
•	costs related to closing the e-commerce store;
•	income tax (benefit) expense; and
•	other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During Fiscal 2020, Adjusted EBIT decreased $952.2 million to a loss of $282.8 million. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net (loss) income to Adjusted EBIT for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Reconciliation of net (loss) income to Adjusted EBIT:
Net (loss) income	$(216,499)	$465,116	$414,745
Interest expense	97,767	50,826	55,990
Interest income	(1,253)	(1,720)	(406)
Loss on extinguishment of debt (a)	202	—	1,823
Costs related to debt issuances and amendments (b)	3,633	(375)	2,496
Net favorable lease costs (c)	24,078	35,761	26,081
Impairment charges	6,012	4,315	6,844
Litigation matters (d)	22,788	—	—
E-commerce closure (e)	1,549	—	—
Income tax (benefit) expense	(221,124)	115,409	92,839
Adjusted EBIT	$(282,847)	$669,332	$600,412

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)

Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities and the reversal of previously estimated costs related to the repricing of our Term Loan Facility in Fiscal 2018.

(c)

Net favorable lease costs represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. As a result of adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), these expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income for Fiscal 2020 and Fiscal 2019.  These expenses are recorded in the line item “Depreciation and amortization” in our Consolidated Statement of Income for Fiscal 2018.

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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales were flat during the fourth quarter of Fiscal 2020, compared to increases of 4% and 1% during the fourth quarter of Fiscal 2019 and Fiscal 2018, respectively. Comparable store sales were not meaningful for the full year period ended January 30, 2021 due to the extended store closures resulting from the COVID-19 pandemic. Comparable store sales increased 3% in both full year periods for Fiscal 2019 and Fiscal 2018.

Various factors affect comparable store sales, including weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of (Loss) Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales decreased to 38.2% during Fiscal 2020, compared with 41.8% during Fiscal 2019, driven primarily by aged inventory markdowns in the first quarter due to our extended store closures.

Inventory. Inventory at January 30, 2021 decreased to $740.8 million from $777.2 million at February 1, 2020. This decrease was primarily due to a 16% decrease in comparable store inventory, driven by our strategy of operating with leaner in-store inventory. This decrease was partially offset by our 34 net new stores since the end of Fiscal 2019, as well as reserve inventory, which was 38% of total inventory as of the end of Fiscal 2020, compared with 33% as of the end of Fiscal 2019. Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to continue to build up our reserve merchandise in order to more effectively chase sales trends.

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

 Inventory turnover is calculated by dividing cost of goods sold by the average cost value of our inventory for the period being measured. Our inventory turnover rate improved approximately 15% during the fourth quarter of Fiscal 2020, compared with the fourth quarter of Fiscal 2019. Due to the extended store closures during the year, inventory turnover for the full year is not meaningful.

Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The comparable store retail value of inventories is estimated based on the original sales price of items on hand reduced by retail reductions, which include sales, markdowns taken, an estimated shortage adjustment and employee discounts, for our comparable stores. Our comparable store inventory turnover rate improved approximately 27% during the fourth quarter of Fiscal 2020 compared with the fourth quarter of Fiscal 2019. Due to the extended store closures during the year, comparable store inventory turnover for the full year is not meaningful.

The difference between inventory turnover and comparable store inventory turnover is primarily the result of the latter not including distribution center and warehouse inventory or inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and reserve inventory acquired opportunistically for future store release. The magnitude of reserve, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

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

As a result of the COVID-19 pandemic, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums while they were furloughed. As a result of these actions, store payroll costs decreased to $572.0 million during Fiscal 2020, compared with $623.1 million during Fiscal 2019.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of (Loss) Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Other revenue	0.2	0.4	0.4
Total revenue	100.2	100.4	100.4
Cost of sales	61.8	58.2	58.2
Selling, general and administrative expenses	40.5	30.7	30.4
Costs related to debt issuances and amendments	0.1	(0.0)	0.0
Depreciation and amortization	3.8	2.9	3.3
Impairment charges - long-lived assets	0.1	0.1	0.1
Other income - net	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	0.0	—	0.0
Interest expense	1.7	0.7	0.8
Total costs and expenses	107.9	92.4	92.6
(Loss) income before income tax (benefit) expense	(7.7)	8.0	7.8
Income tax (benefit) expense	(3.8)	1.6	1.4
Net (loss) income	(3.9)%	6.4%	6.4%

Performance for Fiscal Year Ended January 30, 2021 (Fiscal 2020) Compared with Fiscal Year Ended February 1, 2020 (Fiscal 2019)

Net sales

Net sales decreased $1,509.7 million, or 20.8%, to $5,751.5 million, driven primarily by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

Other revenue

Other revenue decreased $12.7 million to $12.4 million, driven primarily by a decrease in layaway fees, as well as a reduction in shipping income due to the closure of the e-commerce store. Our layaway program was suspended as of the end of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales increased to 61.8% during Fiscal 2020, driven primarily by markdowns on aged inventory in the first quarter due to the extended store closures. On a dollar basis, cost of sales decreased $673.7 million, or 15.9%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income, were $433.8 million during Fiscal 2020, compared to $339.1 million during Fiscal 2019.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for Fiscal 2020 compared with Fiscal 2019. Certain prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Fiscal Year Ended
	January 30, 2021	Percentage of Net Sales	February 1, 2020	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,494.4	26.0%	$1,497.9	20.6%	$(3.5)	(0.2)%
Product sourcing costs	433.8	7.5	339.1	4.7	94.7	27.9
Corporate costs	265.4	4.6	214.4	3.0	51.0	23.8
Marketing and strategy costs	53.8	0.9	86.1	1.2	(32.3)	(37.5)
Other selling, general and administrative expenses	79.5	1.5	90.7	1.2	(11.2)	(12.3)
Selling, general and administrative expenses	$2,326.9	40.5%	$2,228.2	30.7%	$98.7	4.4%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by the temporary closure of all our stores and the overall decrease in sales. We took significant steps to reduce selling, general and administrative expenses during this period. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level. On a dollar basis, these actions were more than offset by an increase in products sourcing costs, as well as COVID-19 related expenses and store re-opening costs.

Costs related to debt issuances and amendments

During Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $2.5 million, as well as legal and placement fees of $1.1 million related to the refinancing of our Term Loan Facility. During Fiscal 2018, we recorded total estimated costs related to debt amendments of $2.5 million, primarily as a result of the repricing of our Term Loan Facility. During Fiscal 2019, we reversed $0.4 million of this estimated expense based on actual expenses incurred.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $220.4 million during Fiscal 2020, compared with $210.7 million during Fiscal 2019. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $6.0 million and $4.3 million during Fiscal 2020 and Fiscal 2019, respectively, related to store-level assets and lease assets at 14 stores and 3 stores (including the online store), respectively.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses, market rent rates and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other income, net

Other income, net (consisting of gains and losses on disposition of assets, gains and losses on insurance proceeds and other miscellaneous items) decreased $8.2 million to $8.4 million during Fiscal 2020. The decrease in other income was primarily driven by one-time insurance gains recognized during Fiscal 2019.

Interest expense

Interest expense increased $46.9 million to $97.8 million. The increase was primarily driven by the issuance of our $805 million Convertible Notes and our $300 million Secured Notes, as well as the higher average balance on our ABL Line of Credit. This increase was partially offset by the refinancing of our Term Loan Facility in February 2020, which reduced the applicable interest rate margins on our Term Loan Facility from 2.00% to 1.75%, as well as a decrease in average LIBOR.

Our average interest rates and average balances related to our variable rate debt for Fiscal 2020 compared with Fiscal 2019 are summarized in the table below:

	Fiscal Year Ended
	January 30,	February 1,
	2021	2020
Average interest rate – ABL Line of Credit	1.9%	3.7%
Average interest rate – Term Loan Facility	2.2%	4.2%
Average balance – ABL Line of Credit (in millions)	$256.6	$81.5
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount

Income tax (benefit) expense

Income tax (benefit) expense was a benefit of $221.1 million for Fiscal 2020 compared with expense of $115.4 million for Fiscal 2019. The effective tax rate was 50.5% related to pretax loss of $437.6 million for Fiscal 2020, and 19.9% related to pretax income of $580.5 million for Fiscal 2019. The income tax benefit in the current year is a result of the pre-tax loss and the carry-back of net operating losses arising in Fiscal 2020 to the five prior tax years, as permitted under the CARES Act. The increase in the income tax rate is a function of current year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate. Additionally, excess tax benefit from stock compensation drove an increase in the tax rate related to pre-tax loss in Fiscal 2020, compared to a decrease in the tax rate related to pre-tax income in Fiscal 2019.

Net (loss) income

We recorded a net loss of $216.5 million during Fiscal 2020 compared with net income of $465.1 million for Fiscal 2019. This decrease was primarily driven by the temporary closure of all our stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

Performance for Fiscal Year Ended February 1, 2020 (Fiscal 2019) Compared with Fiscal Year Ended February 2, 2019 (Fiscal 2018)

For a discussion related to Fiscal 2019 performance compared to Fiscal 2018 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Fiscal 2019 10-K).

Liquidity and Capital Resources

Our ability to satisfy interest and principal payment obligations on our outstanding debt will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest and principal payment obligations on our outstanding indebtedness, and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

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

We completed several debt transactions in order to facilitate increased financial flexibility during this period. During March 2020, we borrowed $400 million on our existing ABL Line of Credit. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. On April 16, 2020, we issued

$805 million of our Convertible Notes, and through BCFWC, issued $300 million of Secured Notes. The proceeds of the Convertible Notes and Secured Notes are being used for general corporate purposes.

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

Cash Flows

Cash Flows for Fiscal 2020 Compared with Fiscal 2019

We generated $977.2 million of cash flows during Fiscal 2020 compared with $275.5 million during Fiscal 2019.

Net cash provided by operating activities amounted to $219.2 million and $891.7 million during Fiscal 2020 and Fiscal 2019, respectively. The decrease in our operating cash flows was primarily driven by the temporary closure of all stores and the subsequent business disruption upon re-opening caused by the COVID-19 pandemic.

Net cash used in investing activities was $274.1 million and $324.6 million during Fiscal 2020 and Fiscal 2019, respectively. This change was primarily the result of a decrease in capital expenditures. Some of our new store, store remodel and other store expenditure projects were moved to future periods as a result of the COVID-19 pandemic.

Net cash provided by financing activities was $1,032.2 million during Fiscal 2020 compared to a use of $291.6 million during Fiscal 2019. This change was primarily driven by our cash flow management efforts as a result of the COVID-19 pandemic, which included issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million of Secured Notes, and suspending our share repurchase program.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at January 30, 2021 of $820.0 million compared with a working capital deficit of $51.1 million at February 1, 2020. The increase in working capital was primarily due to our increased cash balance, as a result of issuing the Convertible Notes and the Secured Notes, as well as an increase in prepaid income taxes. These increases were partially offset by an increase in other current liabilities (primarily due to deferral of rent payments and accrued interest), as well as an increase in accounts payable.

For a discussion of our cash flows for Fiscal 2019 compared to Fiscal 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2019 10-K.

Capital Expenditures

For Fiscal 2020, cash spend for capital expenditures, net of $40.7 million of landlord allowances, amounted to $232.4 million. These capital expenditures include approximately $97 million, net of the previously mentioned landlord allowances and insurance recoveries, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of approximately $79 million to support our supply chain initiatives, with the remaining capital to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $268.9 million, net of approximately $56.3 million of landlord allowances and $5.1 million of insurance recoveries related to property and equipment, during Fiscal 2019.

We estimate that we will spend approximately $470 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2021, including approximately $205 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $140 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During Fiscal 2020, we repurchased 243,573 shares of common stock for $50.2 million under our share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. As of January 30, 2021, we had $348.4 million remaining under our share repurchase authorization.

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

Dividends

During the past two fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of the Company's capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under agreements governing our existing indebtedness, or, any potential future indebtedness we may incur, restrictions imposed by applicable law, capital requirements and other factors our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Debt and Hedging

As of January 30, 2021, our obligations include $958.4 million, inclusive of original issue discount, under our Term Loan Facility, $648.3 million, inclusive of original issue discount, of Convertible Notes and $300.0 million of Secured Notes. There were no outstanding borrowings on our ABL Line of Credit as of January 30, 2021. Our debt obligations also include $47.7 million of finance lease obligations as of January 30, 2021. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

At January 30, 2021, our borrowing rate related to the Term Loan Facility was 1.9%.

On February 26, 2020, we completed a repricing of our Term Loan Facility, which among other things, reduced the interest rate margins applicable to our Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor continuing to be 0.00%.

ABL Line of Credit

At January 30, 2021, we had $476.8 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during Fiscal 2020 amounted to $400.0 million. Average borrowings during Fiscal 2020 amounted to $256.6 million at an average interest rate of 1.9%.

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

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 30, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$2,066,415	$—	$—	$2,066,415	$—
Interest on debt obligations(2)	297,484	74,616	150,577	72,291	—
Finance lease obligations(3)	68,012	6,841	15,102	12,715	33,354
Operating lease obligations(4)	3,373,326	444,392	883,039	754,084	1,291,811
Purchase obligations(5)	1,105,552	1,105,552	—	—	—
Other(6)	5,480	5,480	—	—	—
Total	$6,916,269	$1,636,881	$1,048,718	$2,905,505	$1,325,165

(1)	Represents future principal payments on outstanding borrowings as of January 30, 2021.
(2)

Represents interest payments on (i) the outstanding balance of the Term Loan Facility, with an average interest rate of 2.2% during Fiscal 2020; (ii) the average borrowings outstanding on our ABL Line of Credit during Fiscal 2020, with an average interest rate of 1.9% during Fiscal 2020; (iii) the outstanding balance of the Secured Notes, with an interest rate of 6.25%; and (iv) the outstanding balance of the Convertible Notes, with an interest rate of 2.25%.

(3)	Finance lease obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)

Represents commitments to purchase goods that have not been received as of January 30, 2021. The table above excludes estimated commitments for services used in our business of up to $161.9 million over the next five years.

(6)	Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of (Loss) Income.

Our agreements with three former employees to pay their respective beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $16.9 million, inclusive of $10.6 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $54.9 million as of January 30, 2021.

As of January 30, 2021, insurance reserves amounted to $80.9 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of Fiscal 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We record revenue at the time control of goods are transferred to the customer, which we determine to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Consolidated Statements of (Loss) Income. We account for layaway sales in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other current liabilities” in our Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize stored value card breakage income in proportion to actual stored value card redemptions. We determine an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $4.5 million for Fiscal 2020.

Estimates are used to record inventory shortage at retail stores between physical inventories. Actual physical inventories are conducted at least annually to calculate actual shortage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shortage may be identified as a result of the physical inventory counts, requiring adjustments.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $80.9 million and $79.0 million at January 30, 2021 and February 1, 2020, respectively.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2020, Fiscal 2019 or Fiscal 2018. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

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

Off-Balance Sheet Arrangements

Other than operating leases consummated in the normal course of business (prior to our adoption of ASU 2016-02) and letters of credit, as more fully described above under the caption “Certain Information Concerning Contractual Obligations,” we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result of adopting ASU 2016-02, our operating leases are included in our Consolidated Balance Sheet for Fiscal 2020 and Fiscal 2019.

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

At January 30, 2021, we had $961.4 million of floating-rate debt, exclusive of original issue discount. Based on $961.4 million outstanding as floating-rate debt, a one percentage point interest rate increase as of January 30, 2021 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase to cash interest expense of $5.2 million per year, resulting in $5.2 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Burlington Stores, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective February 3, 2019, the Company adopted Financial Accounting Standards Board Accounting Standard Update 2016-02 (Topic 842), using the alternative transition method which does not require prior periods to be recast.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Inventory Method—Impact of Markdowns—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company values merchandise inventories at the lower of cost or market using the retail inventory method. Under this method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Merchandise inventories as of January 30, 2021, were $740.8 million.

The judgments involved in determining when to record markdowns can significantly impact the ending inventory valuation and the resulting gross profit. Given the significant judgments necessary to identify and record markdowns timely, performing audit procedures to evaluate the timeliness of markdowns involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of markdowns taken included the following, among others:

•	We tested the effectiveness of controls over inventory valuation, specifically those over the determination and execution of markdowns.
•	We made a selection of markdowns recorded throughout the year to test the accuracy and timeliness of markdowns taken.
•	We made a selection of markdowns recorded after year-end to determine if the selected markdowns should have been taken as of the year-end balance sheet date.
•	We made a selection of purchases made throughout the year; determined if those purchases were subsequently marked down; and, if marked down, that the markdown was recorded timely.
•	We analyzed trends in the aging of inventory to determine if there were any significant fluctuations in aged inventory that would indicate markdowns were not taken timely.
•	We developed an expectation of markdowns in ending inventory based on historical relationships between markdowns and inventory balances on hand and compared to recorded markdowns.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 15, 2021

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
REVENUES:
Net sales	$5,751,541	$7,261,243	$6,643,051
Other revenue	12,439	25,155	25,428
Total revenue	5,763,980	7,286,398	6,668,479
COSTS AND EXPENSES:
Cost of sales	3,555,024	4,228,740	3,868,119
Selling, general and administrative expenses	2,326,928	2,228,178	2,018,737
Costs related to debt issuances and amendments	3,633	(375)	2,496
Depreciation and amortization	220,390	210,720	217,884
Impairment charges - long-lived assets	6,012	4,315	6,844
Other income - net	(8,353)	(16,531)	(10,998)
Loss on extinguishment of debt	202	—	1,823
Interest expense	97,767	50,826	55,990
Total costs and expenses	6,201,603	6,705,873	6,160,895
(Loss) income before income tax (benefit) expense	(437,623)	580,525	507,584
Income tax (benefit) expense	(221,124)	115,409	92,839
Net (loss) income	$(216,499)	$465,116	$414,745

Net (loss) income per common share:
Common stock - basic	$(3.28)	$7.05	$6.21
Common stock - diluted	$(3.28)	$6.91	$6.04
Weighted average number of common shares:
Common stock - basic	65,962	65,943	66,812
Common stock - diluted	65,962	67,293	68,679

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

Net (loss) income	$(216,499)	$465,116	$414,745
Other comprehensive (loss) income, net of tax:
Interest rate derivative contracts:
Net unrealized losses arising during the period	(11,458)	(16,606)	(3,080)
Net reclassification into earnings during the period	7,403	1,259	1,354
Other comprehensive (loss) income, net of tax	(4,055)	(15,347)	(1,726)
Total comprehensive (loss) income	$(220,554)	$449,769	$413,019

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 30,	February 1,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,380,276	$403,074
Restricted cash and cash equivalents	6,582	6,582
Accounts receivable—net of allowance for doubtful accounts of $4,855 and $795, respectively	62,161	91,508
Merchandise inventories	740,788	777,248
Assets held for disposal	6,655	2,261
Prepaid and other current assets	314,154	136,698
Total current assets	2,510,616	1,417,371
Property and equipment—net	1,438,863	1,403,173
Operating lease assets	2,469,366	2,397,842
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	4,422	4,678
Other assets	72,761	85,731
Total assets	$6,781,092	$5,593,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$862,638	$759,107
Current operating lease liabilities	304,629	302,185
Other current liabilities	512,830	397,032
Current maturities of long term debt	3,899	3,577
Total current liabilities	1,683,996	1,461,901
Long term debt	1,927,770	1,001,723
Long term operating lease liabilities	2,400,782	2,322,000
Other liabilities	103,940	97,798
Deferred tax liabilities	199,850	182,288
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 80,661,453 shares and 79,882,506 shares, respectively;
Outstanding: 66,386,331 shares and 65,929,972 shares, respectively	7	7
Additional paid-in-capital	1,809,831	1,587,146
Accumulated (deficit) earnings	(11,702)	204,797
Accumulated other comprehensive loss	(23,015)	(18,960)
Treasury stock, at cost	(1,310,367)	(1,244,841)
Total stockholders' equity	464,754	528,149
Total liabilities and stockholders' equity	$6,781,092	$5,593,859

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(216,499)	$465,116	$414,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	220,390	210,720	217,884
Impairment charges—long-lived assets	6,012	4,315	6,844
Amortization of deferred financing costs	4,450	1,247	1,596
Accretion of long term debt instruments	24,775	813	754
Deferred income taxes	(24,959)	9,070	2,519
Non-cash loss on extinguishment of debt	202	—	1,823
Non-cash stock compensation expense	55,845	43,928	35,485
Non-cash lease expense	(1,530)	12,599	—
Non-cash rent	—	—	(25,568)
Cash received from landlord allowances	40,663	56,280	50,843
Changes in assets and liabilities:
Accounts receivable	26,858	(8,816)	3,482
Merchandise inventories	36,459	176,430	(201,621)
Prepaid and other current assets	(177,454)	(13,598)	(7,461)
Accounts payable	104,607	(90,899)	111,023
Other current liabilities	103,871	25,202	13,700
Other long term assets and long term liabilities	562	3,176	8,780
Other operating activities	14,929	(3,858)	4,825
Net cash provided by operating activities	219,181	891,725	639,653
INVESTING ACTIVITIES
Cash paid for property and equipment	(273,282)	(328,357)	(295,772)
Lease acquisition costs	—	(1,983)	(8,543)
Proceeds from insurance recoveries related to property and equipment	220	5,131	2,787
Proceeds from sale of property and equipment and assets held for sale	—	—	6,020
Other investing activities	(1,070)	611	(3,000)
Net cash (used in) investing activities	(274,132)	(324,598)	(298,508)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	400,000	1,294,400	1,220,200
Principal payments on long term debt—ABL Line of Credit	(400,000)	(1,294,400)	(1,220,200)
Proceeds from long term debt—Convertible Note	805,000	—	—
Proceeds from long term debt—Secured Note	300,000	—	—
Principal payments on long term debt—Term B-5 Loans	—	—	(152,793)
Purchase of treasury shares	(65,526)	(323,080)	(228,874)
Proceeds from stock option exercises	34,924	34,222	16,306
Deferred financing costs	(28,815)	—	(2,439)
Other financing activities	(13,430)	(2,769)	(275)
Net cash provided by (used in) financing activities	1,032,153	(291,627)	(368,075)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	977,202	275,500	(26,930)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	409,656	134,156	161,086
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,386,858	$409,656	$134,156
Supplemental disclosure of cash flow information:
Interest paid	$48,392	$47,071	$52,173
Income tax payments - net	$44,993	$110,588	$75,650
Non-cash investing activities:
Accrued purchases of property and equipment	$44,490	$62,814	$47,258
Acquisition of finance leases	$—	$19,875	$13,538

 See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at February 3, 2018	78,421,947	$7	$1,457,205	$(675,664)	$(1,887)	(10,550,222)	$(692,887)	$86,774
Net income	—	—	—	414,745	—	—	—	414,745
Stock options exercised	684,011	—	16,306	—	—	—	—	16,306
Shares used for tax withholding	—	—	—	—	—	(69,489)	(10,127)	(10,127)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,459,861)	(218,747)	(218,747)
Issuance of restricted shares, net of forfeitures of 25,504 restricted shares	118,711	—	—	—	—	—	—	—
Stock based compensation	—	—	35,485	—	—	—	—	35,485
Unrealized losses on interest rate cap contracts, net of related taxes of $1.2 million	—	—	—	—	(3,080)	—	—	(3,080)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,354	—	—	1,354
Balance at February 2, 2019	79,224,669	7	1,508,996	(260,919)	(3,613)	(12,079,572)	(921,761)	322,710
Net income	—	—	—	465,116	—	—	—	465,116
Stock options exercised	710,964	—	34,222	—	—	—	—	34,222
Shares used for tax withholding	—	—	—	—	—	(132,222)	(23,200)	(23,200)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,740,740)	(299,880)	(299,880)
Forfeiture of restricted shares, net of issuances of 1,759 restricted shares	(53,127)	—	—	—	—	—	—	—
Stock based compensation	—	—	43,928	—	—	—	—	43,928
Unrealized losses on interest rate derivative contracts, net of related taxes of $6.4 million	—	—	—	—	(16,606)	—	—	(16,606)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,259	—	—	1,259
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at February 1, 2020	79,882,506	7	1,587,146	204,797	(18,960)	(13,952,534)	(1,244,841)	528,149
Net loss	—	—	—	(216,499)	—	—	—	(216,499)
Stock options exercised	731,954	—	34,924	—	—	—	—	34,924
Shares used for tax withholding	—	—	—	—	—	(79,015)	(15,368)	(15,368)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 9,437 restricted shares	46,993	—	—	—	—	—	—	—
Stock based compensation	—	—	55,845	—	—	—	—	55,845
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.1 million	—	—	—	—	(11,458)	—	—	(11,458)
Amount reclassified into earnings, net of related taxes of $2.8 million	—	—	—	—	7,403	—	—	7,403
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 30, 2021, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 761 retail stores in 45 states and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of January 30, 2021, the Company operated stores under the names “Burlington Stores” (757 stores), “Cohoes Fashions” (1 store), “Super Baby Depot” (2 stores), and “MJM Designer Shoes” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 30, 2021 (Fiscal 2020), February 1, 2020 (Fiscal 2019) and February 2, 2019 (Fiscal 2018) each consisted of 52 weeks.

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

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows. The continuing extent of which will be primarily based on a variety of factors, including the production and administration of effective medical treatments and vaccines, the timing and extent of any recovery in traffic and consumer spending at the Company’s stores, supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, and any future required store closures because of COVID-19 resurgences. The Company began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter. However, the Company is currently unable to determine how long the conditions resulting from the COVID-19 pandemic will continue, including the imposition of social distancing protocols and other restrictions on its store operations, and whether potential subsequent additional outbreaks will lead to a reduction in customer traffic and additional temporary store closures.

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

In order to maintain maximum financial flexibility during these uncertain times, the Company completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, the Company borrowed $400 million on its existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), of which $150 million was repaid during the second quarter, and the remaining $250 million was repaid during the fourth quarter. In April 2020, the Company issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and BCFWC issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 7, “Long Term Debt,” for further discussion regarding these debt transactions.

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

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on the Company’s merchandise, the Company recognized inventory markdown reserves of $271.9 million during the first quarter of Fiscal 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on the Company’s Consolidated Statement of (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on the Company’s evaluation of the CARES Act, the Company believes that it qualifies for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (NOL) carrybacks and immediate expensing for eligible qualified improvement property. The Company recorded a tax benefit of $86.8 million in its effective income tax rate for the year ended January 30, 2021 for the increased benefit from NOL carrybacks to earlier years when the tax rate was higher than the current year. The Company estimates that it will obtain a one-time tax refund of $219.7 million from the carryback of federal NOLs, which is included in the line item “Prepaid and other current assets” on the Company’s Consolidated Balance Sheet. Refer to Note 15, “Income Taxes” for further discussion.

Casualty Losses and Insurance Proceeds

During Fiscal 2019 and Fiscal 2018, the Company received $12.5 million and $9.3 million, respectively, of insurance proceeds related to certain weather-related incidents that occurred in Fiscal 2017. These proceeds resulted in a gain on insurance recovery of $8.1 million and $3.3 million, which is included in “Other income – net” on the Company’s Consolidated Statements of Income for Fiscal 2019 and Fiscal 2018, respectively. The Company allocated $5.1 million and $2.8 million of these proceeds to property and equipment, which is included in the line item “Proceeds from insurance recoveries related to property and equipment,” a component of cash flows from investing activities, on the Company’s Consolidated Statements of Cash Flows for Fiscal 2019 and Fiscal 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts payable” on the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable consist of credit card receivables, insurance receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

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

The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of sales” in the Company’s Consolidated Statements of (Loss) Income.

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $433.8 million, $339.1 million and $313.3 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $30.8 million, $31.9 million and $30.5 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, depending upon the expected useful life of the facility, and 3 to 15 years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). The Company recorded impairment charges related to property and equipment of $4.6 million, $3.4 million and $3.9 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of (Loss) Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $12.2 million and $18.0 million relating to these costs during Fiscal 2020 and Fiscal 2019, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets represent tradenames. The tradename asset “Burlington” is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The Company evaluates its intangible assets for possible impairment as follows:

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2020, Fiscal 2019 or Fiscal 2018 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded impairment charges of $2.9 million related to finite-lived intangible assets during Fiscal 2018. There were no impairment charges related to finite-lived intangible assets during Fiscal 2020 and Fiscal 2019. These charges are recorded in the line item “Impairment charges–long-lived assets” in the Company’s Consolidated Statements of (Loss) Income. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2020, Fiscal 2019 or Fiscal 2018.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease and deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit). Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $14.0 million, $14.6 million and $16.0 million, during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of (Loss) Income.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $30.2 million and $32.1 million as of January 30, 2021 and February 1, 2020, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 30, 2021 and February 1, 2020 were:

	(in thousands)
	January 30, 2021	February 1, 2020
Short-term self-insurance reserve(a)	$33,191	$34,817
Long-term self-insurance reserve(b)	47,721	44,137
Total	$80,912	$78,954

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

Other Liabilities

Other liabilities primarily consist of the long term portion of self-insurance reserves, the fair value of derivative contracts and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Revenue Recognition

The Company records revenue at the time control of the goods are transferred to the customer, which the Company determines to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of (Loss) Income. The Company accounts for layaway sales in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. The Company’s layaway program was suspended as of the end of Fiscal 2020. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Other Revenue

Other revenue consists of service fees (layaway, shipping and handling, alteration, dormancy and other service charges), subleased rental income and rental income from leased departments as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Service fees	$3,186	$16,051	$15,836
Subleased rental income and other	9,253	9,104	9,319
Rental income from leased departments	—	—	273
Total	$12,439	$25,155	$25,428

Rental income from leased departments resulted from arrangements at some of the Company’s stores where the Company granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and designer handbags. Rental income was based on an agreed upon percentage of the lease departments’ total revenues. The Company did not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties. The Company no longer has any such arrangements as of the end of Fiscal 2020.

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

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of (Loss) Income. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, advertising costs were $43.8 million, $73.1 million and $75.4 million, respectively.

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

Other Income, Net

Other income, net, consists of gains and losses on insurance proceeds, interest income, net gains and losses on disposition of assets, and other miscellaneous items. The Company recognized $3.2 million, $8.1 million and $3.3 million of gain on insurance recoveries during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. The Company also recognized $2.1 million during Fiscal 2018, related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2020 or Fiscal 2019.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations. Beginning in Fiscal 2019, as a result of adopting ASU 2016-02, the Company accounts for these types of leases in accordance with ASC Topic No. 842, “Leases” (Topic No. 842), which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis. In calculating its incremental borrowing rate, the Company uses a retail industry yield curve, adjusted for the Company’s credit profile. The right-of-use asset for operating leases is based on the lease liability plus initial direct costs and prepaid lease payments, less landlord incentives received.

The Company’s operating lease cost, included in the line item “Selling, general and administrative expenses” on its Consolidated Statements of (Loss) Income, includes amortization of right-of-use assets, interest on lease liabilities, as well as any variable and short-term lease cost. The Company commences recording operating lease cost when the underlying asset is made available for use.

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

Net (Loss) Income Per Share

Net (loss) income per share is calculated using the treasury stock method. Refer to Note 11, “Net (Loss) Income Per Share,” for further details.

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

Category	Fiscal 2020(a)	Fiscal 2019(a)	Fiscal 2018(a)
Women’s ready-to-wear apparel	21%	22%	23%
Accessories and footwear	21%	22%	22%
Menswear	19%	20%	20%
Home	19%	15%	15%
Youth apparel/baby	15%	16%	16%
Coats	5%	5%	5%

(a)	Percentages may not foot due to rounding.

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

While the Company is still in the process of determining the impact of adopting this guidance, it does anticipate that the new guidance will have a significant impact on its consolidated financial statements and notes thereto. The Company anticipates a significant reclassification from equity to debt, as well as a reduction in interest expense, due to eliminating the amortization of the debt discount. Additionally, this guidance may cause a change to our diluted share count in certain periods.

There were no other new accounting standards that had a significant impact on the Company’s Consolidated Financial Statements and notes thereto during the year ended January 30, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of January 30, 2021 that the Company expects to have a significant impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At both January 30, 2021 and February 1, 2020, restricted cash and cash equivalents consisted of $6.6 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 30, 2021	February 1, 2020
Land	N/A	$148,973	$149,426
Buildings	20 to 40 Years	492,289	491,389
Store fixtures and equipment	3 to 15 Years	1,074,584	1,030,646
Software	3 to 10 Years	278,786	273,674
Leasehold improvements	Shorter of lease term or useful life	772,825	761,561
Construction in progress	N/A	170,061	58,759
Total property and equipment at cost		2,937,518	2,765,455
Less: accumulated depreciation and amortization		(1,498,655)	(1,362,282)
Total property and equipment, net of accumulated depreciation and amortization		$1,438,863	$1,403,173

As of January 30, 2021 and February 1, 2020, assets, net of accumulated amortization of $8.7 million and $4.4 million, respectively, held under finance leases amounted to approximately $38.9 million and $44.8 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income. The total amount of depreciation expense during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $206.2 million, $195.8 million and $175.8 million, respectively.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, the Company recorded impairment charges related to property and equipment of $4.6 million, $3.4 million and $3.9 million, respectively. Refer to Note 6, “Impairment Charges,” for further discussion.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income. Depreciation and amortization of internally developed software amounted to $16.9 million, $17.9 million and $19.4 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

5. Intangible Assets

Intangible assets at January 30, 2021 and February 1, 2020 consist primarily of tradenames.

	(in thousands)
	January 30, 2021			February 1, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

6. Impairment Charges

Impairment charges recorded during Fiscal 2020, Fiscal 2019 and Fiscal 2018 amounted to $6.0 million, $4.3 million and $6.8 million, respectively, and are primarily related to declines in revenues and operating results of the respective stores. Additionally, during Fiscal 2018, a portion of the impairment related to a decline in the appraised fair value of one of the Company’s owned stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 30, 2021	February 1, 2020	February 2, 2019
Store fixtures and equipment	$2,811	$809	$878
Leasehold improvements	1,665	52	195
Operating lease assets	1,373	921	—
Buildings	43	921	1,262
Land	—	1,604	1,551
Favorable leases	—	—	2,894
Other assets	120	8	64
Total	$6,012	$4,315	$6,844

The Company recorded impairment charges related to store-level assets for 14 stores during Fiscal 2020, two stores, as well as the online store, during Fiscal 2019, and eight stores during Fiscal 2018.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 16, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. As of January 30, 2021, there were two stores with lease assets held at fair value as a result of impairment recorded during the fourth quarter. These lease assets had an aggregate fair value of $17.5 million.

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 30,	February 1,
	2021	2020
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, matures on November 17, 2024	$958,418	$957,505
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	648,311	—
$300,000 senior secured notes, 6.25%, matures on April 15, 2025	300,000	—
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—
Finance lease obligations	47,664	50,130
Unamortized deferred financing costs	(22,724)	(2,335)
Total debt	1,931,669	1,005,300
Less: current maturities	(3,899)	(3,577)
Long term debt, net of current maturities	$1,927,770	$1,001,723

Term Loan Facility

On February 24, 2011, the Company entered into a senior secured term loan facility (the Term Loan Facility). The Term Loan Facility was issued pursuant to a credit agreement (Term Loan Credit Agreement), dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, an indirect subsidiary of the Company (BCFWC), the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill

Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the Term Loan Facility.

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

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of (Loss) Income. Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Loss.

The Term Loan Facility is collateralized by a first lien on our favorable leases, real estate and property & equipment and a second lien on our inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of January 30, 2021, the Company’s borrowing rate related to the Term Loan Facility was 1.9%.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 30,	February 1,
	2021	2020
Liability component:
Principal	$805,000	$—
Unamortized debt discount	(156,689)	—
Unamortized deferred debt costs	(14,191)	—
Net carrying amount	$634,120	$—

Equity component, net	$131,916	$—

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Coupon interest	$14,375	$—	$—
Amortization of debt discount	23,988	—	—
Amortization of deferred debt costs	2,173	—	—
Convertible Notes interest expense	$40,536	$—	$—

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

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.8 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $2.5 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of (Loss) Income.

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

On March 17, 2020, the Company borrowed $400.0 million under the ABL Line of Credit as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. The Company repaid $150.0 million of this amount during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020.

At January 30, 2021, the Company had $476.8 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2020 amounted to $400.0 million. Average borrowings during Fiscal 2020 amounted to $256.6 million at an average interest rate of 1.9%.

At February 1, 2020, the Company had $501.8 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2019 amounted to $255.0 million. Average borrowings during Fiscal 2019 amounted to $81.5 million at an average interest rate of 3.7%.

Deferred Financing Costs

The Company had $1.8 million and $2.5 million in deferred financing costs associated with its ABL Line of Credit, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020, respectively. In addition, The Company had $22.7 million and $2.3 million of deferred financing costs associated with its Term Loan Facility, Convertible Notes and Secured Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020, respectively.

Amortization of deferred financing costs amounted to $4.5 million, $1.2 million and $1.6 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of (Loss) Income.

Amortization expense related to the deferred financing costs as of January 30, 2021 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2021	$5,563
2022	5,913
2023	5,984
2024	5,881
2025	1,157
Thereafter	—
Total	$24,498

Deferred financing costs have a weighted average amortization period of approximately 4.0 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of January 30, 2021, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Long-Term Debt
Fiscal Years:
2021	$—
2022	—
2023	—
2024	961,415
2025	1,105,000
Thereafter	—
Total	2,066,415
Less: unamortized discount	(159,686)
Less: unamortized deferred financing costs	(22,724)
Long term finance lease liabilities	43,765
Long term debt	$1,927,770

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

The Company has used interest rate cap contracts and interest rate swap contracts to manage interest rate risk. The fair value of these contracts are determined using the market standard methodology of discounted future variable cash flows. The variable cash flows of the interest rate cap contracts are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable cash flows of the interest rate swap contract are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise or fall compared to current levels in conjunction with the fixed cash payments. The variable interest rates used in the calculation of projected receipts on the cap and swap contracts are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 30, 2021 and February 1, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily has used interest rate caps and interest rate swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On April 24, 2015, the Company entered into two interest rate cap contracts, which were designated as cash flow hedges, and expired in May of 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge, and became effective May 31, 2019.

During Fiscal 2020, the Company’s derivatives were used to hedge the variable cash flows associated with existing (or anticipated) variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 30, 2021, the Company estimates that $11.7 million will be reclassified into interest expense during the next twelve months.

As of January 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	January 30, 2021		February 1, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other liabilities	$31,665	Other liabilities	$26,220

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	January 30, 2021	February 1, 2020	February 2, 2019
Unrealized losses, before taxes	$(15,606)	$(22,959)	$(4,232)
Income tax benefit	4,148	6,353	1,152
Unrealized losses net of taxes	$(11,458)	$(16,606)	$(3,080)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	January 30, 2021	February 1, 2020	February 2, 2019
Interest expense	$10,198	$1,733	$1,872
Income tax benefit	(2,795)	(474)	(518)
Net reclassification into earnings	$7,403	$1,259	$1,354

9. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The table below details the changes in accumulated other comprehensive loss for Fiscal 2020 and Fiscal 2019.

(in thousands)
Derivative Instruments
Balance at February 2, 2019	$(3,613)
Unrealized losses, net of related tax benefit of $6.4 million	(16,606)
Amount reclassified into earnings, net of related taxes of $0.5 million	1,259
Balance at February 1, 2020	$(18,960)
Unrealized losses, net of related tax benefit of $4.1 million	(11,458)
Amount reclassified into earnings, net of related taxes of $2.8 million	7,403
Balance at January 30, 2021	$(23,015)

10. Capital Stock

Common Stock

As of January 30, 2021, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2020, the Company acquired 79,015 shares of common stock from employees for approximately $15.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. From the beginning of Fiscal 2020 through the time the program was suspended, the Company repurchased 243,573 shares of common stock for $50.2 million under its share repurchase program, which was recorded in the line item, “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows. As of January 30, 2021, the Company had $348.4 million remaining under its share repurchase authorization.

11. Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding. Dilutive net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

	(in thousands, except per share data)
	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2021	2020	2019
Basic net (loss) income per share
Net (loss) income	$(216,499)	$465,116	$414,745
Weighted average number of common shares – basic	65,962	65,943	66,812
Net (loss) income per common share – basic	$(3.28)	$7.05	$6.21
Diluted net (loss) income per share
Net (loss) income	$(216,499)	$465,116	$414,745
Shares for basic and diluted net (loss) income per share:
Weighted average number of common shares – basic	65,962	65,943	66,812
Assumed exercise of stock options and vesting of restricted stock	—	1,350	1,867
Assumed conversion of convertible debt	—	—	—
Weighted average number of common shares – diluted	65,962	67,293	68,679
Net (loss) income per common share – diluted	$(3.28)	$6.91	$6.04

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 1,960,000 shares, 405,000 shares and 425,000 shares were excluded from diluted net (loss) income per share for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, since their effect was anti-dilutive.

During the year ended January 30, 2021, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 30, 2021, there were 2,477,044 shares of common stock available for issuance under the 2013 Plan.

Stock Options

Options granted during Fiscal 2020, Fiscal 2019 and Fiscal 2018, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2020	$179.46	$246.97
Fiscal 2019	$145.08	$231.86
Fiscal 2018	$113.80	$172.40

All awards granted during Fiscal 2020, Fiscal 2019 and Fiscal 2018 vest in either one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2020, Fiscal 2019 and Fiscal 2018 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 30,	February 1,	February 2,
Type of Non-Cash Stock Compensation	2021	2020	2019
Restricted stock and restricted stock unit grants (a)	$25,258	$20,454	$18,967
Stock option grants (a)	20,038	19,222	16,518
Performance stock unit grants (a)	10,549	4,252	—
Total (b)	$55,845	$43,928	$35,485

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of (Loss) Income.
(b)

The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $9.1 million, $9.0 million and $9.7 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

As of January 30, 2021, the Company had 1,346,775 options outstanding to purchase shares of common stock, and there was $32.0 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.3 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2020	1,890,955	$94.17
Options granted	243,783	180.96
Options exercised (a)	(731,954)	47.71
Options forfeited	(56,009)	124.86
Options outstanding, January 30, 2021	1,346,775	$133.86

(a)	Options exercised during Fiscal 2020 had a total intrinsic value of $114.5 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,346,775	6.3	$133.86	$154.9
Options exercisable	469,965	4.7	$106.92	$66.7

The fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model prior to the date of the Company’s initial public offering and the Black Scholes option pricing model subsequent to the date of the initial public offering. The fair value of each stock option granted during Fiscal 2020 was estimated using the following assumptions:

Fiscal Year Ended
January 30,
2021
Risk-free interest rate	0.45% - 1.48%
Expected volatility	35% - 36%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$63.68

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2020, Fiscal 2019 and Fiscal 2018, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2020 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2020 was based upon the closing price of the Company’s common stock on the grant date. As of January 30, 2021, the Company had 67,739 awards outstanding that cliff vest at the end of the service periods ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. The remaining awards outstanding as of January 30, 2021 have graded vesting provisions that generally vest in one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of January 30, 2021, there was approximately $47.9 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as an expense over the next 2.4 years. The awards are expensed on a straight-line basis over the requisite service periods.

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Award grant, vesting and forfeiture transactions during Fiscal 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2020	451,774	$131.03
Awards granted	186,546	180.06
Awards vested (a)	(222,303)	108.93
Awards forfeited	(19,462)	146.22
Non-vested awards outstanding, January 30, 2021	396,555	168.87

(a)	Restricted stock awards vested during Fiscal 2020 had a total intrinsic value of $42.9 million.

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

As of January 30, 2021, there was approximately $15.5 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as an expense over the next 1.9 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2020 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, February 1, 2020	80,951	$173.87
Units granted	74,783	179.46
Awards forfeited	(7,066)	173.53
Non-vested units outstanding, January 30, 2021	148,668	176.70

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

As a result of the COVID-19 pandemic and the associated temporary store closures, the Company worked with its landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $32.9 million are included in the line item “Other current liabilities” on the Company’s Consolidated Balance Sheet. Due dates for these payments vary by lease, with all payments due before the end of Fiscal 2021.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2021	$444,392	$6,841
2022	453,025	7,513
2023	430,014	7,589
2024	393,757	7,417
2025	360,327	5,298
Thereafter	1,291,811	33,354
Total future minimum lease payments	3,373,326	68,012
Amount representing interest	(667,915)	(20,348)
Total lease liabilities	2,705,411	47,664
Less: current portion of lease liabilities	(304,629)	(3,899)
Total long term lease liabilities	$2,400,782	$43,765

Weighted average discount rate	5.4%	6.8%
Weighted average remaining lease term (years)	8.5	11.6

The above schedule excludes approximately $360.7 million for 74 stores that the Company has committed to open or relocate but has not yet taken possession of the space.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$5,907	$4,027
Interest on lease liabilities (b)	3,394	2,770
Operating lease cost (c)	441,089	414,174
Variable lease cost (c)	180,270	155,210
Total lease cost	630,660	576,181
Less all rental income(d)	(5,010)	(5,029)
Total net rent expense (e)	$625,650	$571,152
(a)	Included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of (Loss) Income.
(b)	Included in the line item “Interest expense” in the Company’s Consolidated Statements of (Loss) Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of (Loss) Income.

(d)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of (Loss) Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$409,750	$401,575
Cash payments for the principal portion of finance lease liabilities (b)	$3,269	$2,932
Cash payments for the interest portion of finance lease liabilities (a)	$3,394	$2,770
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$413,068	$690,827
(a)	Included within operating activities in the Company’s Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Consolidated Statements of Cash Flows.

The following is a schedule of net rent expense for the periods indicated under Accounting Standards Codification (ASC) 840, “Leases.” Prior periods have not been adjusted for adoption of ASU 2016-02:

(in thousands)
Year Ended
February 2, 2019
Rent expense:
Minimum rental payments	$364,637
Contingent rental payments	6,047
Straight-line rent expense	8,469
Lease incentives amortization	(34,827)
Amortization of purchased lease rights	844
Total rent expense(a)	345,170
Less all rental income(b)	(6,164)
Total net rent expense	$339,006

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of (Loss) Income.
(b)	Included in the line item “Other revenue” in the Company’s Consolidated Statements of (Loss) Income.

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

The Company recorded $10.2 million, $10.0 million and $9.3 million of 401(k) Plan match expense during Fiscal 2020, Fiscal 2019 and Fiscal 2018 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of (Loss) Income.

15. Income Taxes

(Loss) income before income taxes was as follows for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(in thousands)
	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Domestic	$(441,473)	$573,399	$503,290
Foreign	3,850	7,126	4,294
Total (loss) income before income taxes	$(437,623)	$580,525	$507,584

Income tax (benefit) expense was as follows for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(in thousands)
	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$(210,304)	$83,521	$69,007
State	12,964	20,778	19,642
Foreign	1,175	2,040	1,671
Subtotal	(196,165)	106,339	90,320
Deferred:
Federal	13,600	8,375	8,337
State	(38,816)	1,012	(8,409)
Foreign	257	(317)	2,591
Subtotal	(24,959)	9,070	2,519
Total Income Tax (Benefit) Expense	$(221,124)	$115,409	$92,839

The tax rate reconciliations were as follows for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	4.0	4.2
Excess tax benefit from stock compensation	7.2	(5.3)	(5.2)
Tax credits	1.8	(1.0)	(1.2)
Carryback tax rate differential	19.8	—	—
Non-deductible expenses	(1.8)	0.8	0.4
Other	(0.5)	0.4	(0.9)
Effective tax rate	50.5%	19.9%	18.3%

The increase in the effective tax rate was primarily due to the Company’s pretax loss and applying the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates than the current year.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 30, 2021		February 1, 2020
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$225,203	$—	$171,949
Operating lease liability	705,968	—	682,104	—
Operating lease asset	—	656,193	—	645,240
Intangibles—indefinite-lived	—	64,459	—	64,842
Financing	—	30,860	6,022	—
Employee benefit compensation	21,015	—	14,933	—
State net operating losses (net of federal benefit)	42,991	—	9,346	—
Tax credits	13,883	—	8,154	—
Other	10,386	—	—	6,296
Valuation allowance	(12,957)	—	(9,842)	—
Total non-current deferred tax assets and liabilities	$781,286	$976,715	$710,717	$888,327
Net deferred tax liability		$195,429		$177,610

As of January 30, 2021, the Company has a deferred tax asset related to net operating losses of $43.0 million, inclusive of $42.7 million of state net operating losses which will expire at various dates between 2021 and 2040 and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of January 30, 2021, the Company had tax credit carry-forwards of $13.9 million, inclusive of federal tax credit carry-forwards of $4.8 million that will expire in 2040, state tax credit carry-forwards of $7.9 million that will begin to expire in 2023 and $1.2 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of February 1, 2020, the Company had a deferred tax asset related to net operating losses of $9.3 million, inclusive of $9.0 million of state net operating losses, and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of February 1, 2020, the Company had tax credit carry-forwards of $8.2 million, inclusive of state tax credit carry-forwards of $6.8 million, and $1.4 million of Puerto Rico AMT credits.

We believe that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.3 million on state net operating losses and $7.4 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized. As a result, we have provided for a full valuation allowance of $0.3 million. If our assumptions change and we determine we will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 30, 2021 will be recorded to the Company’s Consolidated Statement of (Loss) Income. As of February 1, 2020, we provided a total valuation allowance of $9.8 million, inclusive of $5.6 of valuation allowance related to state net operating losses, $3.9 million related to tax credit carry-forwards and $0.3 million related to Puerto Rico.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at February 3, 2018	$9,073
Additions for tax positions of the current year	18
Additions for tax positions of prior years	698
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(80)
Balance at February 2, 2019	$8,927
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(67)
Balance at February 1, 2020	$8,077
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,269)
Settlements	(396)
Lapse of statute of limitations	(72)
Balance at January 30, 2021	$6,340

As of January 30, 2021, the Company reported total unrecognized benefits of $6.3 million, of which $5.0 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $1.1 million of interest and penalties during Fiscal 2020 in the line item “Income tax (benefit) expense” in the Company’s Consolidated Statements of (Loss) Income. Cumulative interest and penalties of $10.6 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of January 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of February 1, 2020, the Company reported total unrecognized benefits of $8.1 million, of which $6.4 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $0.2 million of interest and penalties during Fiscal 2019 in the line item “Income tax (benefit) expense” in the Company’s Consolidated Statements of (Loss) Income. Cumulative interest and penalties of $12.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 1, 2020.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2017 through 2020. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2015 through 2020, with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 30, 2021 and February 1, 2020 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 30,	February 1,
	2021	2020
Level 1
Cash equivalents (including restricted cash)	$1,001,475	$369,733

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 30, 2021		February 1, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-5 Loans	$961,415	$955,406	$961,415	$959,899
Convertible Notes (a)	805,000	1,080,713	—	—
Secured Notes	300,000	320,625	—	—
ABL Line of Credit	—	—	—	—
Total debt (b)	$2,066,415	$2,356,744	$961,415	$959,899

 (a)Includes amounts that are attributable to the conversion feature, which are classified within equity for financial reporting purposes.

 (b)Excludes finance lease obligations, original-issue discount and deferred financing costs.

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

17. Commitments and Contingencies

Legal

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. The Company was involved in a federal wage and hour lawsuit alleging that certain exempt employees were misclassified under the Fair Labor Standards Act (FLSA). In addition, the Company was involved in a putative class action matter raising similar allegations of misclassification under the wage and hour laws of three states. In June 2020, the Company agreed to settle both matters for approximately $19.6 million (plus applicable employer-side payroll taxes). The parties obtained final Court approval of the settlement in December 2020, and the full settlement was paid during the fourth quarter of Fiscal 2020.

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $54.9 million and $53.1 million as of January 30, 2021 and February 1, 2020, respectively.

Letters of credit outstanding as of January 30, 2021 and February 1, 2020 amounted to $46.8 million and $46.6 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $8.2 million and $6.5 million at January 30, 2021 and February 1, 2020, respectively, related to certain merchandising agreements. The Company had $476.8 million and $501.8 million available under the ABL Line of Credit as of January 30, 2021 and February 1, 2020, respectively.

Inventory Purchase Commitments

The Company had $1,105.6 million of purchase commitments related to goods that were not received as of January 30, 2021.

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

	(in thousands, except share data)
Year ended January 31, 2021:	Quarter Ended
	May 2, 2020 (3)	August 1, 2020 (3)	October 31, 2020	January 30, 2021
Net sales	$797,996	$1,009,882	$1,664,728	$2,278,935
Gross margin(1)	$15,812	$462,332	$748,881	$969,492
Net (loss) income	$(333,728)	$(46,781)	$8,016	$155,994
Net (loss) income per share—basic(2):
Common stockholders	$(5.09)	$(0.71)	$0.12	$2.35
Net (loss) income per share—diluted(2):
Common stockholders	$(5.09)	$(0.71)	$0.12	$2.33

	(in thousands, except share data)
Year ended February 1, 2020:	Quarter Ended
	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Net sales	$1,628,547	$1,656,363	$1,774,949	$2,201,384
Gross margin (1)	$667,229	$685,942	$752,037	$927,295
Net income	$77,765	$84,567	$96,459	$206,325
Net income per share—basic(2):
Common stockholders	$1.18	$1.28	$1.46	$3.14
Net income per share—diluted(2):
Common stockholders	$1.15	$1.26	$1.44	$3.08

(1)	Gross margin is equal to net sales less cost of sales.
(2)	Quarterly net income (loss) per share results may not equal full year amounts due to rounding.
(3)

Due to the impact of the COVID-19 pandemic and various governmental mandates, all of the Company’s stores were closed for a portion of the first and second quarters of Fiscal 2020, causing a decline in sales during those periods.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	As of
	January 30, 2021	February 1, 2020
	(in thousands)
ASSETS:
Cash and cash equivalents	$51	$51
Total current assets	51	51
Investment in subsidiaries	1,098,823	528,098
Total assets	$1,098,874	$528,149
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Long term debt	634,120	—
Commitments and contingencies
Total stockholders’ equity	464,754	528,149
Total liabilities and stockholders’ equity	$1,098,874	$528,149

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of (Loss) Income

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Income from equity investment	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$(216,499)	$465,116	$414,745
Net income	$(216,499)	$465,116	$414,745
Total comprehensive income	$(216,499)	$465,116	$414,745

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—	$—
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from long term debt - Convertible Notes	805,000	—	—
Purchase of treasury shares	(65,526)	(323,080)	(228,874)
Intercompany financing transactions	(753,404)	288,871	212,462
Proceeds from stock option exercises	34,924	34,222	16,306
Deferred financing costs	(20,994)	—	—
Net cash provided by (used in) financing activities	—	13	(106)
Increase (Decrease) in cash and cash equivalents	—	13	(106)
Cash and cash equivalents at beginning of period	51	38	144
Cash and cash equivalents at end of period	$51	$51	$38

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

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $55.8 million, $43.9 million and $35.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Note 4. Long Term Debt

On April 16, 2020, the Parent Company issued $805 million of Convertible Notes. An aggregate of up to 3,656,149 shares of common stock may be issued upon conversion of the Convertible Notes, which number is subject to adjustment up to an aggregate of 4,844,410 shares following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The Convertible Notes are general unsecured obligations of the Parent Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

The Convertible Notes contain a cash conversion feature, and as a result, the Parent Company has separated it into liability and equity components. The Parent Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component.

In connection with the Convertible Notes issuance, the Parent Company incurred deferred financing costs of $21.0 million, primarily related to fees paid to the bookrunners of the offering, as well as legal, accounting and rating agency fees. These costs were allocated on a pro rata basis, with $16.4 million allocated to the debt component and $4.6 million allocated to the equity component.

The debt discount and the debt portion of the deferred costs are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.2%. Interest expense on the Convertible Notes of $40.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2020.

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 30,	February 1,
	2021	2020
Liability component:
Principal	$805,000	$—
Unamortized debt discount	(156,689)	—
Unamortized deferred debt costs	(14,191)	—
Net carrying amount	$634,120	$—

Equity component, net	$131,916	$—

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 30, 2021
Allowance for doubtful accounts	$795	$4,069	$—	$9	$4,855
Valuation allowances on deferred tax assets	$9,842	$—	$3,115	$—	$12,957
Year ended February 1, 2020
Allowance for doubtful accounts	$78	$992	$—	$275	$795
Valuation allowances on deferred tax assets	$10,268	$—	$(426)	$—	$9,842
Year ended February 2, 2019
Allowance for doubtful accounts	$99	$122	$—	$143	$78
Valuation allowances on deferred tax assets	$8,376	$—	$1,892	$—	$10,268

Notes:

(1)	Amounts related to valuation allowances on deferred taxes are charged to income tax expense.
(2)	Actual allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, January 30, 2021. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2021.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 30, 2021, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 30, 2021, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 15, 2021 , expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 15, 2021

Item 9B.	Other Information.

On March 12, 2021, Burlington Coat Factory Warehouse Corporation (“BCFWC”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to that certain Amended and Restated Employment Agreement with Jennifer Vecchio, the Company’s President and Chief Merchandising Officer, dated as of July 28, 2015 (as amended, the “Employment Agreement”). The Amendment extends the restricted period applicable to the non-competition and non-solicitation restrictive covenants included in the Employment Agreement from one to two years.  In addition, the Amendment provides for two years of severance pay (increased from one year to correspond with the extended restrictive covenant period) in the event that Ms. Vecchio is terminated other than for cause or resigns for good reason. The foregoing summary of the Amendment is qualified by reference to the full text of the Amendment, which is filed as Exhibit 10.18.2 hereto and incorporated herein by reference.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Board Committees,” in the Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2020 fiscal year.

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

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 50 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is set forth on pages 86-90. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 91 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Current Report on Form 8-K	February 27, 2018
4.1	Description of the Registrant’s Securities.	Annual Report on Form 10-K	March 13, 2020
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
4.3	Indenture (including the form of Secured Note), dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
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

		Current Report on Form 8-K	May 22, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
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

		Current Report on Form 8-K	July 2, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.2.3	Consent and Technical Modification Agreement, dated December 3, 2018, by and between Burlington Coat Factory Warehouse Corporation, as lead borrower, and Bank of America, N.A., as administrative agent	Annual Report on Form 10-K	March 20, 2019
10.2.4	Consent and Technical Modification Agreement, dated as of April 7, 2020, by and between Burlington Coat Factory Warehouse Corporation and Bank of America, N.A.	Quarterly Report on Form 10-Q	May 29, 2020
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4	October 10, 2006
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4	October 10, 2006
10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T	April 30, 2010
10.11	Form of Swingline Note.	Registration Statement on Form S-4	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006
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

		Registration Statement on Form S-4	October 10, 2006
10.16+	Employment Agreement, dated October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.16.1+	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010
10.16.2+	Amendment No. 2 to Employment Agreement, dated October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Quarterly Report on Form 10-Q	December 11, 2012
10.16.3+	Amendment No. 3 to Employment Agreement, dated July 22, 2020, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Current Report on Form 8-K	July 24, 2020
10.17+	Employment Agreement, dated January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Quarterly Report on Form 10-Q	April 15, 2008
10.17.1+	Amendment No. 1 to Employment Agreement, dated October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Registration Statement on Form S-1/A	September 6, 2013
10.18+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.18.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017
10.18.2+†	Amendment No. 2, dated March 12, 2021, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.
10.19+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.20+	Employment Agreement, dated as of March 23, 2011, by and between Burlington Coat Factory Warehouse Corporation and John Crimmins	Annual Report on Form 10-K	March 13, 2020
10.21+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K	April 30, 2009
10.22+

Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements (for grants made after March 2009 and prior to 2014 (other than 2013 special one-time grants)) pursuant to 2006 Management Incentive Plan.

		Current Report on Form 8-K	April 30, 2009
10.23+	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).	Registration Statement on Form S-1/A	September 6, 2013
10.24+	Form of Directors and Officers Indemnification Agreement.	Registration Statement on Form S-1/A	September 10, 2013
10.25+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.	Current Report on Form 8-K	May 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.26+

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
10.28+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016
10.29+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013) (for grants made from and after December 2015 and prior to November 2016).

		Annual Report on Form 10-K	March 15, 2016
10.30+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.31+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.32+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.33+

Form of Restricted Stock Grant Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.34+	Burlington Stores, Inc. Executive Severance Plan	Current Report on Form 8-K	May 22, 2017
10.35+

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
10.37+

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
10.39+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 1, 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.40+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.41+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.42+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Thomas A. Kingsbury pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.43+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Non-Employee Directors pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	August 29, 2019
10.44

Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.45

Intellectual Property Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.46

Pledge Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.47

ABL Intercreditor Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto, the Bank of America, N.A., in its capacity as administrative agent and collateral agent under the ABL Facility, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the Term Loan Facility, and Wilmington Trust, National Association, in its capacity as collateral agent and trustee under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.48

Pari Passu Intercreditor Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent under the Term Loan Facility, and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.49+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

		Quarterly Report on Form 10-Q	August 27, 2020
10.50+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

		Quarterly Report on Form 10-Q	August 27, 2020
21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2021.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ John Crimmins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Crimmins

/s/ Ted English	Director
Ted English

/s/ Michael Goodwin	Director
Michael Goodwin

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura Sen	Director
Laura Sen

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio