Form 10-Q
period 2021-05-01
Burlington Stores, Inc.
filed 2021-05-27
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

The registrant had 66,580,160 shares of common stock outstanding as of May 1, 2021.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 1,	May 2,
	2021	2020
REVENUES:
Net sales	$2,190,667	$797,996
Other revenue	2,629	3,527
Total revenue	2,193,296	801,523
COSTS AND EXPENSES:
Cost of sales	1,242,189	782,184
Selling, general and administrative expenses	664,828	485,088
Costs related to debt issuances and amendments	—	4,352
Depreciation and amortization	55,610	54,291
Impairment charges - long-lived assets	777	1,924
Other income - net	(1,374)	(2,124)
Loss on extinguishment of debt	—	202
Interest expense	19,599	14,693
Total costs and expenses	1,981,629	1,340,610
Income (loss) before income tax expense (benefit)	211,667	(539,087)
Income tax expense (benefit)	40,637	(205,359)
Net income (loss)	$171,030	$(333,728)

Net income (loss) per common share:
Common stock - basic	$2.58	$(5.09)
Common stock - diluted	$2.51	$(5.09)
Weighted average number of common shares:
Common stock - basic	66,397	65,572
Common stock - diluted	68,032	65,572

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 1,	May 2,
	2021	2020

Net income (loss)	$171,030	$(333,728)
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	825	(9,609)
Net reclassification into earnings during the period	2,159	1,108
Other comprehensive income (loss), net of tax	2,984	(8,501)
Total comprehensive income (loss)	$174,014	$(342,229)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 1,	January 30,	May 2,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,530,600	$1,380,276	$1,488,470
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	83,350	62,161	12,375
Merchandise inventories	767,575	740,788	625,908
Assets held for disposal	6,655	6,655	2,261
Prepaid and other current assets	343,336	314,154	94,284
Total current assets	2,738,098	2,510,616	2,229,880
Property and equipment—net	1,454,454	1,438,863	1,407,082
Operating lease assets	2,500,887	2,469,366	2,437,444
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,332	4,422	4,661
Other assets	68,209	72,761	276,546
Total assets	$7,051,044	$6,781,092	$6,640,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906,960	$862,638	$701,922
Current operating lease liabilities	312,934	304,629	269,016
Other current liabilities	504,520	512,830	380,789
Current maturities of long term debt	4,287	3,899	3,679
Total current liabilities	1,728,701	1,683,996	1,355,406
Long term debt	2,081,013	1,927,770	2,304,094
Long term operating lease liabilities	2,428,866	2,400,782	2,370,861
Other liabilities	100,953	103,940	112,092
Deferred tax liabilities	171,619	199,850	219,123
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 80,897,050 shares, 80,661,453 shares and 80,084,171 shares, respectively;
Outstanding: 66,580,160 shares, 66,386,331 shares and 65,846,701 shares, respectively	7	7	7
Additional paid-in-capital	1,706,883	1,809,831	1,737,868
Accumulated earnings (deficit)	176,483	(11,702)	(128,931)
Accumulated other comprehensive loss	(20,031)	(23,015)	(27,461)
Treasury stock, at cost	(1,323,450)	(1,310,367)	(1,302,382)
Total stockholders' equity	539,892	464,754	279,101
Total liabilities and stockholders' equity	$7,051,044	$6,781,092	$6,640,677

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 1,	May 2,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$171,030	$(333,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	55,610	54,291
Impairment charges—long-lived assets	777	1,924
Amortization of deferred financing costs	1,651	479
Accretion of long term debt instruments	197	1,562
Deferred income taxes	9,010	(4,146)
Non-cash loss on extinguishment of debt	—	202
Non-cash stock compensation expense	12,879	17,352
Non-cash lease expense	(4,799)	1,174
Cash received from landlord allowances	9,690	5,807
Changes in assets and liabilities:
Accounts receivable	(20,175)	89,367
Merchandise inventories	(26,787)	151,340
Prepaid and other current assets	(29,182)	42,415
Accounts payable	42,651	(70,377)
Other current liabilities	(3,029)	(40,553)
Other long term assets and long term liabilities	346	(192,735)
Other operating activities	3,540	3,891
Net cash provided by (used in) operating activities	223,409	(271,735)
INVESTING ACTIVITIES
Cash paid for property and equipment	(71,671)	(62,463)
Other investing activities	(149)	(146)
Net cash (used in) investing activities	(71,820)	(62,609)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	400,000
Principal payments on long term debt—ABL Line of Credit	—	—
Proceeds from long term debt—Convertible Note	—	805,000
Proceeds from long term debt—Secured Note	—	300,000
Purchase of treasury shares	(13,083)	(57,542)
Proceeds from stock option exercises	16,089	1,454
Deferred financing costs	(44)	(26,846)
Other financing activities	(4,227)	(2,326)
Net cash (used in) provided by financing activities	(1,265)	1,419,740
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	150,324	1,085,396
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,386,858	409,656
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,537,182	$1,495,052
Supplemental disclosure of cash flow information:
Interest paid	$23,758	$8,566
Income tax payments - net	$462	$104
Non-cash investing activities:
Accrued purchases of property and equipment	$41,745	$57,219

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2021

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 1, 2021, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 784 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Fiscal 2020 10-K). The balance sheet at January 30, 2021 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2020 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three month period ended May 1, 2021 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2020 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ending January 29, 2022 (Fiscal 2021) and the prior fiscal year ended January 30, 2021 (Fiscal 2020) both consist of 52 weeks.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of some of its stores, and effective March 22, 2020, it made the decision to temporarily close all of its stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. These developments caused significant disruptions to the Company’s business and had a significant adverse impact on its financial condition, results of operations and cash flows. The Company began re-opening stores on May 11, 2020, with substantially all stores re-opened by the end of the second quarter of Fiscal 2020.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. The Company temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to its furloughed associates in accordance with its benefit plans. In addition, the Company paid 100% of their medical benefit premiums during the period they were furloughed. During the second quarter of Fiscal 2020, the Company recalled all furloughed associates at its re-opened stores, as well as its corporate and distribution facilities.

In order to maintain maximum financial flexibility during these uncertain times, the Company completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, the Company borrowed $400 million on its existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), of which $150 million was repaid during the second quarter of Fiscal 2020, and the remaining $250 million was repaid during the fourth quarter of Fiscal 2020. In April 2020, the Company issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and BCFWC issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021 the Company estimated it would obtain a one-time tax refund of $219.7 million from the carryback of federal net operating losses (NOLs) as a result of the CARES Act, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet.

Recently Adopted Accounting Standards

Convertible Debt

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with a cash conversion feature. The Company elected to early adopt this ASU as of the beginning of Fiscal 2021, using the modified retrospective method of transition. Prior periods have not been restated.

As a result of adopting the guidance, the Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt. As of the beginning of Fiscal 2021, this ASU resulted in a reduction in the line item “Additional paid-in capital” of $176.0 million, net of deferred financing costs, and an increase in the line item “Long term debt” of $153.0 million, which eliminated the debt discount and reallocated deferred financing costs that were previously allocated to the equity component.

The changes noted above caused a decrease in the effective interest rate on the Convertible Notes from 8.2% to 2.8%, resulting in a cumulative-effect adjustment to retained earnings of $23.0 million related to Fiscal 2020 interest expense, as well as a $7.6 million reduction in interest expense for the three month period ended May 1, 2021.

As of the beginning of Fiscal 2021, the tax effect of adopting this guidance resulted in a $44.1 million increase in the line item “Additional paid-in-capital,” a $38.3 million reduction in the line item “Deferred tax liabilities” and a $5.9 million reduction to retained earnings.

The new guidance also requires use of the if-converted method when calculating the dilutive impact of the Convertible Notes on earnings per share. The Company used the treasury stock method prior to adoption of the ASU. The impact of this ASU on net income and weighted average diluted shares resulted in an increase to diluted net income per share of $0.05 during the three month period ended May 1, 2021.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended May 1, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 1, 2021 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three month periods ended May 1, 2021 and May 2, 2020 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	7	1,809,831	(11,702)	(23,015)	(14,275,122)	(1,310,367)	464,754
Net income	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized losses on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of Accounting Standards Update 2020-06 (Note 1)	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	$7	$1,706,883	$176,483	$(20,031)	(14,316,890)	$(1,323,450)	$539,892

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	$7	$1,737,868	$(128,931)	$(27,461)	(14,237,470)	$(1,302,382)	$279,101

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

As a result of the COVID-19 pandemic and the associated temporary store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $20.6 million are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. Due dates for these payments vary by lease, with all payments due before the end of Fiscal 2021.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2021 (remainder)	$334,958	$5,322
2022	463,834	7,513
2023	441,232	7,589
2024	405,047	7,417
2025	371,823	5,298
2026	332,587	5,324
Thereafter	1,064,491	28,030
Total future minimum lease payments	3,413,972	66,493
Amount representing interest	(672,172)	(19,774)
Total lease liabilities	2,741,800	46,719
Less: current portion of lease liabilities	(312,934)	(4,287)
Total long term lease liabilities	$2,428,866	$42,432

Weighted average discount rate	5.3%	6.8%
Weighted average remaining lease term (years)	8.3	11.6

The above schedule excludes approximately $418.6 million for 86 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	May 1, 2021	May 2, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$1,142	$1,211
Interest on lease liabilities (b)	808	872
Operating lease cost (c)	111,159	108,973
Variable lease cost (c)	46,747	41,218
Total lease cost	159,856	152,274
Less all rental income(d)	(1,275)	(1,248)
Total net rent expense (e)	$158,581	$151,026

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income (Loss).

(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income (Loss).
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$128,200	$87,209
Cash payments for the principal portion of finance lease liabilities (b)	$1,263	$853
Cash payments for the interest portion of finance lease liabilities (a)	$808	$872
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$114,364	$125,335

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 1,	January 30,	May 2,
	2021	2021	2020
$1,200,000 senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, matures on November 17, 2024	$958,615	$958,418	$957,829
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	805,000	648,311	625,688
$300,000 senior secured notes, 6.25%, matures on April 15, 2025	300,000	300,000	300,000
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—	400,000
Finance lease obligations	46,719	47,664	49,508
Unamortized deferred financing costs	(25,034)	(22,724)	(25,252)
Total debt	2,085,300	1,931,669	2,307,773
Less: current maturities	(4,287)	(3,899)	(3,679)
Long term debt, net of current maturities	$2,081,013	$1,927,770	$2,304,094

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

At May 1, 2021 and May 2, 2020, the Company’s interest rate related to the Term Loan Facility was 1.9% and 2.6%, respectively.

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

Prior to the close of business on the business day immediately preceding January 15, 2025, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of the Company’s common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the Convertible Notes. Upon conversion, the Company will pay cash for the principal amount. For any excess above principal, the Company will deliver shares of its common stock. The Company may not redeem the Convertible Notes prior to April 15, 2023. On or after April 15, 2023, the Company will be able to redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

The Convertible Notes contain a cash conversion feature, and as a result, the Company initially separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component. As a result of adopting ASU 2020-06, the Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt.

In connection with the Convertible Notes issuance, the Company incurred deferred financing costs of $21.0 million, primarily related to fees paid to the bookrunners of the offering, as well as legal, accounting and rating agency fees. These costs were initially allocated on a pro rata basis, with $16.4 million allocated to the debt component and $4.6 million allocated to the equity component. As a result of adopting ASU 2020-06, all unamortized deferred financing costs related to the Convertible Notes are now allocated to debt.

Prior to adoption of ASU 2020-06, the debt discount and the debt portion of the deferred costs were being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.2%. The effective interest rate after adoption of ASU 2020-06 is 2.8%.

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	May 1,	January 30,	May 2,
	2021	2021	2020
Liability component:
Principal	$805,000	$805,000	$805,000
Unamortized debt discount	—	(156,689)	(179,312)
Unamortized deferred debt costs	(16,854)	(14,191)	(15,881)
Net carrying amount	$788,146	$634,120	$609,807

Equity component, net	$—	$131,916	$131,916

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended
	May 1, 2021	May 2, 2020
Coupon interest	$4,511	$843
Amortization of debt discount	—	1,366
Amortization of deferred debt costs	1,000	121
Convertible Notes interest expense	$5,511	$2,330

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

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.9 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $2.5 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss).

On May 27, 2021, the Company announced a make-whole call for the full $300.0 million outstanding principal amount of the Secured Notes. As a result of this action, the Company is expecting a pre-tax debt extinguishment charge of approximately $30 million in the three month period ended July 31, 2021.

ABL Line of Credit

On March 17, 2020, the Company borrowed $400 million under the ABL Line of Credit as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. The Company repaid $150 million of this amount during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020.

At May 1, 2021, the Company had $549.5 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended May 1, 2021.

At May 2, 2020, the Company had $150.9 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during the three month period ended May 2, 2020 amounted to $400.0 million. Average borrowings during the three month period ended May 2, 2020 amounted to $206.6 million, at an average interest rate of 2.2%.

5. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC 815, “Derivatives and Hedging” (ASC 815). As required by ASC 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. In addition, to comply with the provisions of ASC 820, “Fair Value Measurements” (ASC 820), credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees. In accordance with ASC 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting, because the Company has only one derivative. The Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

As of May 1, 2021, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 1, 2021		January 30, 2021		May 2, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other liabilities	$27,569	Other liabilities	$31,665	Other liabilities	$37,913

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	May 1, 2021	May 2, 2020
Unrealized gains (losses), before taxes	$1,132	$(13,164)
Income tax (expense) benefit	(307)	3,555
Unrealized gains (losses), net of taxes	$825	$(9,609)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 1, 2021	May 2, 2020
Interest expense	$2,964	$1,532
Income tax benefit	(805)	(424)
Net reclassification into earnings	$2,159	$1,108

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

6. Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)
Derivative Instruments
Balance at January 30, 2021	$(23,015)
Unrealized gains, net of related taxes of $0.3 million	825
Amount reclassified into earnings, net of related taxes of $0.8 million	2,159
Balance at May 1, 2021	$(20,031)

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 1, 2021, January 30, 2021 and May 2, 2020 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 1,	January 30,	May 2,
	2021	2021	2020
Level 1
Cash equivalents (including restricted cash)	$1,001,534	$1,001,475	$1,001,033

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three months ended May 1, 2021, the Company recorded impairment charges of $0.8 million, primarily related to declines in revenues and operating results for one store. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income (Loss). All of the fixed assets for this store were fully impaired and therefore had zero fair value as of May 1, 2021, and would be categorized as Level 3 in the fair value hierarchy described above.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 1, 2021		January 30, 2021		May 2, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-5 Loans	$961,415	$953,604	$961,415	$955,406	$961,415	$896,169
Convertible Notes	805,000	1,268,382	805,000	1,080,713	805,000	847,746
Secured Notes	300,000	318,375	300,000	320,625	300,000	304,583
ABL Line of Credit	—	—	—	—	400,000	400,000
Total debt (a)	$2,066,415	$2,540,361	$2,066,415	$2,356,744	$2,466,415	$2,448,498
(a)	The table above excludes finance lease obligations, debt discount and deferred debt costs.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy, and are based on current market quotes received from inactive markets.

8. Income Taxes

Income tax expense was $40.6 million during the three month period ended May 1, 2021, compared with income tax benefit of $205.4 million during the three month period ended May 2, 2020. The effective tax rate for the three month period ended May 1, 2021 was 19.2%, compared with 38.1% during the three month period ended May 2, 2020. The decrease in the effective tax rate was primarily due to the Company’s pretax loss in the prior year and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates.

Net deferred taxes are as follows:

	(in thousands)
	May 1,	January 30,	May 2,
	2021	2021	2020
Deferred tax asset	$4,332	$4,422	$4,661
Deferred tax liability	171,619	199,850	219,123
Net deferred tax liability	$167,287	$195,428	$214,462

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes. The decrease in deferred tax liability is primarily attributable to the early adoption of ASU 2020-06 related to accounting for convertible debt in the first quarter of 2021. See Note 1 for additional information related to the Company’s adoption of this accounting guidance.

As of May 1, 2021, the Company had a deferred tax asset related to net operating losses of $36.2 million, inclusive of $35.9 million related to state net operating losses that expire at various dates between 2022 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of May 1, 2021, the Company had a deferred tax asset related to tax credit carry-forwards of $9.8 million, inclusive of $8.6 million of state tax credit carry-forwards, which will begin to expire in 2023, and $1.2 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of May 1, 2021, January 30, 2021 and May 2, 2020, valuation allowances amounted to $13.7 million, $13.0 million and $10.7 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

9. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended May 1, 2021, the Company acquired 41,768 shares of common stock from employees for approximately $13.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company suspended its share repurchase program in March 2020. As of May 1, 2021, the Company had $348.4 million remaining under its share repurchase authorization.

10. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock option, restricted stock and restricted stock unit awards, and the if-converted method for the Convertible Notes. The following table presents the computation of basic and diluted net income (loss) per share:

	(in thousands, except per share data)
	Three Months Ended

	May 1,	May 2,
	2021	2020
Basic net income (loss) per share
Net income (loss)	$171,030	$(333,728)
Weighted average number of common shares – basic	66,397	65,572
Net income (loss) per common share – basic	$2.58	$(5.09)
Diluted net income (loss) per share
Net income (loss)	$171,030	$(333,728)
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	66,397	65,572
Assumed exercise of stock options and vesting of restricted stock	761	—
Assumed conversion of convertible debt	874	—
Weighted average number of common shares – diluted	68,032	65,572
Net income (loss) per common share – diluted	$2.51	$(5.09)

Approximately 5,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 1, 2021, since their effect was anti-dilutive.

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 2,025,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net loss per share for the three month period ended May 2, 2020, since their effect was anti-dilutive.

11. Stock-Based Compensation

As of May 1, 2021, there were 2,485,161 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 1,	May 2,
Type of Non-Cash Stock Compensation	2021	2020
Restricted stock and restricted stock unit grants (a)	$6,256	$6,899
Stock option grants (a)	4,394	6,332
Performance stock unit grants (a)	2,229	4,121
Total (b)	$12,879	$17,352

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)

The amounts presented in the table above exclude taxes. For the three month period ended May 1, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million. For the three month period ended May 2, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.8 million.

Stock Options

Stock option transactions during the three month period ended May 1, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2021	1,346,775	$133.86
Options granted	1,613	287.34
Options exercised (a)	(181,683)	88.56
Options forfeited	(5,960)	155.14
Options outstanding, May 1, 2021	1,160,745	$141.05

(a)	Options exercised during the three month period ended May 1, 2021 had a total intrinsic value of $39.9 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 1, 2021:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,160,745	6.5	$141.05	$215.1
Options exercisable	626,102	5.4	$127.75	$124.3

The fair value of each stock option granted during the three month period ended May 1, 2021 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
May 1,
2021
Risk-free interest rate	0.45%
Expected volatility	35%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$101.03

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended May 1, 2021, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the three month period ended May 1, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 30, 2021	396,555	$168.87
Awards granted	570	287.34
Awards vested (a)	(119,147)	142.38
Awards forfeited	(2,533)	155.15
Non-vested awards outstanding, May 1, 2021	275,445	180.70

(a)	Restricted stock awards vested during the three month period ended May 1, 2021 had a total intrinsic value of $37.5 million.

The fair value of each share of restricted stock granted during Fiscal 2021 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the three month period ended May 1, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, January 30, 2021	148,668	$176.70
Units granted	—	—
Awards forfeited	—	—
Non-vested units outstanding, May 1, 2021	148,668	176.70

12. Commitments and Contingencies

Legal

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violations of state consumer and/or privacy protection and other statutes. In the normal course of business, the Company is also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $50.6 million, $54.9 million and $49.1 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively. Among these arrangements, as of May 1, 2021,

January 30, 2021 and May 2, 2020, the Company had letters of credit outstanding in the amount of $46.8 million, $46.8 million and $47.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $3.8 million, $8.2 million and $1.9 million at May 1, 2021, January 30, 2021 and May 2, 2020, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $549.5 million, $476.8 million and $150.9 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

Purchase Commitments

The Company had $1,576.6 million of purchase commitments related to goods that were not received as of May 1, 2021.

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

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Fiscal 2020 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 784 stores as of May 1, 2021 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. These developments caused significant disruptions to our business and had a significant adverse impact on our financial condition, results of operations and cash flows. We began re-opening stores on May 11, 2020, with substantially all stores re-opened by the end of the second quarter of Fiscal 2020.

In response to the COVID-19 pandemic and the temporary closing of our stores, we provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. We temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to furloughed associates in accordance with our benefit plans. In addition, we paid 100% of their medical benefit premiums during the period they were furloughed. During the second quarter of Fiscal 2020, we recalled all furloughed associates at our re-opened stores, as well as our corporate and distribution facilities.

In order to maintain maximum financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), $150 million of which was repaid during the second quarter of Fiscal 2020, and the remaining $250 million was repaid during the fourth quarter of Fiscal 2020. In April 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021 we estimated we will obtain a one-time tax refund of $219.7 million from the carryback of federal net operating losses (NOLs), which is included in the line item “Prepaid and other current assets” on our Condensed Consolidated Balance Sheet.

We continue to keep health and safety as a top priority as we operate our stores and distribution centers. We have implemented social distancing and safety practices, including:

•	Signage to remind customers and associates to practice social distancing and remain at least six feet apart
•	One way entrances and exits at the front of the store
•	Wider check-out lanes
•	A physical barrier between customers and associates at each register
•	Closing all fitting rooms
•	Routinely cleaning and disinfecting all areas of the store, including frequently cleaning high-touch areas
•	Providing sanitization materials throughout the store
•	Making shopping cart wipes available
•	Requiring associates to wear face coverings while in our stores and distribution centers
•	Screening all associates daily in stores and distribution centers where required by state and local mandates

Fiscal Year

Fiscal 2021 is defined as the 52-week year ending January 29, 2022. Fiscal 2020 is defined as the 52-week year ended January 30, 2021.

Store Openings, Closings, and Relocations

During the three month period ended May 1, 2021, we opened 26 new stores, inclusive of one relocation, and permanently closed two stores, exclusive of the aforementioned relocation, bringing our store count as of May 1, 2021 to 784 stores.

Ongoing Initiatives for Fiscal 2021

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March of Fiscal 2020. We continue to keep health and safety as a top priority as we operate our stores and distribution centers.

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

We intend to expand and enhance our retail store base through the following initiatives:

•

Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. We have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long-term.

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

•

Enhancing the Store Experience Through Store Remodels, Downsizes and Relocations. We continue to invest in store remodels and downsizes on a store-by-store basis where appropriate, taking into consideration the age, size, sales and profitability of a store, as well as the potential impact to the customer shopping experience. In our remodeled stores, we have typically incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms and rightsized our selling area to maximize productive selling space, enhanced certain departments such as home and accessories and made various other improvements as appropriate by location. We have also increased our focus on relocations as leases expire to right size our buildings and improve our competitive positioning.

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

•

Enhancing Purchasing Power. We believe that increasing our store footprint and expanding our west coast and New York buying offices provides us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

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

COVID-19. The extent of the continuing impact of the COVID-19 pandemic on our business will depend largely on future developments, including the production and administration of effective medical treatments and vaccines, the timing and extent of the recovery in traffic and consumer spending at our stores, supply chain delays due to closed factories or distribution centers, reduced workforces or labor shortages and scarcity of raw materials, and any future required store closures because of COVID-19 resurgences. COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

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

A broader, protracted slowdown in the U.S. economy, an extended period of high unemployment rates, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the continuing COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize a higher level of sales and net income.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income (loss). We earned net income of $171.0 million during the three month period ended May 1, 2021 compared with a net loss of $333.7 million during the three month period ended May 2, 2020. This increase was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales performance during the first quarter of Fiscal 2021, compared to the first quarter of Fiscal 2019. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three months ended May 1, 2021, Adjusted Net Income (Loss) increased $491.0 million to income of $175.9 million, compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales performance during the first quarter of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three months ended May 1, 2021 compared with the three months ended May 2, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 1,	May 2,
	2021	2020
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$171,030	$(333,728)
Net favorable lease costs (a)	5,911	6,443
Non-cash interest expense on convertible notes (b)	—	1,366
Costs related to debt issuances and amendments (c)	—	4,352
Loss on extinguishment of debt (d)	—	202
Impairment charges	777	1,924
Litigation matters (e)	—	10,400
Tax effect (f)	(1,771)	(6,006)
Adjusted Net Income (Loss)	$175,947	$(315,047)

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

(b)

Represents non-cash accretion of original issue discount on the Convertible Notes. The original issue discount was eliminated as of the beginning of Fiscal 2021, as a result of adopting Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06).

(c)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(d)	Amounts relate to the refinancing of the Term Loan Facility.
(e)	Represents amounts charged for certain litigation matters.
(f)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (e). The effective tax rate for the first quarter of Fiscal 2020 includes the benefit of loss carrybacks to prior years with higher statutory tax rates.

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

During the three months ended May 1, 2021, Adjusted EBITDA increased $741.0 million to $293.5 million, compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales performance during the first quarter of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three months ended May 1, 2021 compared with the three months ended May 2, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 1,	May 2,
	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$171,030	$(333,728)
Interest expense	19,599	14,693
Interest income	(74)	(716)
Loss on extinguishment of debt (a)	—	202
Costs related to debt issuances and amendments (b)	—	4,352
Litigation matters (c)	—	10,400
Depreciation and amortization (d)	61,521	60,685
Impairment charges	777	1,924
Income tax expense (benefit)	40,637	(205,359)
Adjusted EBITDA	$293,490	$(447,547)

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)	Represents amounts charged for certain litigation matters.
(d)

Includes $5.9 million and $6.4 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss) for the three months ended May 1, 2021 and the three months ended May 2, 2020, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During the three months ended May 1, 2021, Adjusted EBIT increased $739.7 million to $237.9 million, compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales performance during the first quarter of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for the three months ended May 1, 2021 compared with the three months ended May 2, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 1,	May 2,
	2021	2020
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$171,030	$(333,728)
Interest expense	19,599	14,693
Interest income	(74)	(716)
Loss on extinguishment of debt (a)	—	202
Costs related to debt issuances and amendments (b)	—	4,352
Net favorable lease costs (c)	5,911	6,443
Impairment charges	777	1,924
Litigation matters (d)	—	10,400
Income tax expense (benefit)	40,637	(205,359)
Adjusted EBIT	$237,880	$(501,789)

(a)	Amounts relate to the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred as a result of the issuance of the Secured Notes and the Convertible Notes, as well as the execution of refinancing opportunities.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss).

(d)	Represents amounts charged for certain litigation matters.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. Due to the impact of the COVID-19 pandemic, including the temporary closing of all stores during the first quarter of Fiscal 2020, we are using Fiscal 2019 as the comparable previous year period when calculating comparable store sales for Fiscal 2021. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

For Fiscal 2021, we define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month two years after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales increased 20% for the three month period ended May 1, 2021, compared to the three month period ended May 4, 2019. Comparable store sales were not meaningful for the three months ended May 2, 2020, due to the extended store closures resulting from the COVID-19 pandemic.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Condensed Consolidated Statements of Income (Loss). We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales increased to 43.3% during the three month period ended May 1, 2021, compared with 2.0% during the three month period ended May 2, 2020, driven primarily by a $271.9 million charge against aged inventory during the first quarter of Fiscal 2020 due to the extended store closures. Product sourcing costs were $140.7 million during the three month period ended May 1, 2021, compared with $75.7 million during the three month period ended May 2, 2020.

Inventory. Inventory at May 1, 2021 increased to $767.6 million compared with $625.9 million at May 2, 2020. The increase was attributable primarily to the $271.9 million inventory charge during the three month period ended May 2, 2020 due to aged inventory, as well as aggressive actions to reduce inventory receipts during the period that stores were closed.

Comparable store inventory at May 1, 2021 decreased 19% compared to May 4, 2019, driven by our strategy of operating with leaner in-store inventory. When comparing to May 2, 2020, all stores were excluded from comparable store inventory, due to the temporary closure of all stores at that time. Reserve inventory was 35% of total inventory as of May 1, 2021, compared with 34% as of May 4, 2019. Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to continue to build up our reserve merchandise in order to more effectively chase sales trends. Inventory at January 30, 2021 was $740.8 million.

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

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result, store payroll costs increased to $170.7 million during the three months ended May 1, 2021, compared with $105.2 million during the three months ended May 2, 2020.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. At May 1, 2021, we had $549.5 million available under the ABL Line of Credit.

Cash and cash equivalents, including restricted cash and cash equivalents, increased $150.3 million during the three months ended May 1, 2021, compared with an increase of $1,085.4 million during the three months ended May 2, 2020. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income (Loss) as a percentage of net sales for the three months ended May 1, 2021 and the three months ended May 2, 2020.

	Percentage of Net Sales
	Three Months Ended
	May 1,	May 2,
	2021	2020
Net sales	100.0%	100.0%
Other revenue	0.1	0.4
Total revenue	100.1	100.4
Cost of sales	56.7	98.0
Selling, general and administrative expenses	30.3	60.8
Costs related to debt issuances and amendments	—	0.6
Depreciation and amortization	2.6	6.8
Impairment charges - long-lived assets	0.0	0.2
Other income - net	(0.1)	(0.3)
Loss on extinguishment of debt	—	0.0
Interest expense	0.9	1.8
Total costs and expenses	90.4	167.9
Income (loss) before income tax expense (benefit)	9.7	(67.5)
Income tax expense (benefit)	1.9	(25.7)
Net income (loss)	7.8%	(41.8)%

Three Month Period Ended May 1, 2021 Compared With the Three Month Period Ended May 2, 2020

Net sales

Net sales improved $1,392.7 million, or 174.5%, to $2,190.7 million during the three month period ended May 1, 2021, primarily due to the temporary closure of all our stores during the first quarter of Fiscal 2020. This improvement was also driven by our comparable store sales increase of 20% for the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2019, as well as our 48 net new stores since the end of the first quarter of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.7% during the three month period ended May 1, 2021, compared to 98.0% during the three month period ended May 2, 2020, driven primarily by a $271.9 million charge against aged inventory in the first quarter of Fiscal 2020 due to the extended store closures. On a dollar basis, cost of sales increased $460.0 million, or 58.8%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $140.7 million during the three month period ended May 1, 2021, compared with $75.7 million during the three month period ended May 2, 2020.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended May 1, 2021 compared with the three month period ended May 2, 2020.

	(in millions)
	Three Months Ended
	May 1, 2021	Percentage of Net Sales	May 2, 2020	Percentage of Net Sales	$ Variance	% Change
Store related costs	$411.2	18.8%	$312.9	39.2%	$98.3	31.4%
Product sourcing costs	140.7	6.4	75.7	9.5	65.0	85.9
Corporate costs	75.9	3.5	76.7	9.6	(0.8)	(1.0)
Marketing and strategy costs	12.3	0.6	7.5	0.9	4.8	64.0
Other selling, general and administrative expenses	24.7	1.0	12.3	1.6	12.4	100.8
Selling, general and administrative expenses	$664.8	30.3%	$485.1	60.8%	$179.7	37.0%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher product sourcing costs, as well as the significant steps taken to reduce selling, general and administrative expenses during the period stores were closed during the first quarter of Fiscal 2020. Among other things, we worked with landlords to modify payment terms for certain leases, furloughed most store and distribution center associates, as well as some corporate associates, temporarily eliminated the salary of the CEO and cash compensation for our Board of Directors, and temporarily reduced the salaries for our executive leadership team by 50%, with smaller salary reductions for all employees through a certain level.

Costs related to debt issuances and amendments

During the first quarter of Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $3.2 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility.

Depreciation and amortization

Depreciation and amortization expense related to the depreciation of fixed assets amounted to $55.6 million during the three month period ended May 1, 2021 compared with $54.3 million during the three month period ended May 2, 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $0.8 million during the three month period ended May 1, 2021, related to store-level assets at one store. Impairment charges on long-lived assets were $1.9 million during the three month period ended May 2, 2020, related to store-level assets at seven stores.

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

Other income - net

Other income decreased $0.8 million to $1.4 million during the first quarter of Fiscal 2021, primarily driven by a reduction in interest income due to the low rate environment, as well as one-time insurance gains during the first quarter of Fiscal 2020.

Interest expense

Interest expense increased $4.9 million during the three month period ended May 1, 2021 to $19.6 million, compared to the same period in the prior year. This increase was primarily driven by a full quarter of interest expense on our $805 million Convertible Notes and our $300 million Secured Notes, which were only outstanding for a portion of the first quarter of Fiscal 2020. This increase was partially offset by the paydown of our ABL Line of Credit, as well as the lower average interest rate on our Term Loan Facility.

The average interest rates and average balances related to our variable rate debt for the three month period ended May 1, 2021 compared with prior year, are summarized in the table below:

	Three Months Ended
	May 1,	May 2,
	2021	2020
Average interest rate – ABL Line of Credit	—	2.2%
Average interest rate – Term Loan Facility	1.9%	3.0%
Average balance – ABL Line of Credit (in millions)	—	$206.6
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount

Income tax expense (benefit)

Income tax expense was $40.6 million during the three month period ended May 1, 2021 compared with income tax benefit of $205.4 million during the three month period ended May 2, 2020. The effective tax rate for the three month period ended May 1, 2021 was 19.2% compared with 38.1% during the three month period ended May 2, 2020. The income tax benefit in the prior year was a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the

CARES Act. The higher income tax rate in the prior year is a function of prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income (loss)

We earned net income of $171.0 million during the three month period ended May 1, 2021 compared with a net loss of $333.7 million for the three month period ended May 2, 2020. This improvement was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our above average sales performance during the first quarter of Fiscal 2021.

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

As a result of the uncertainty regarding the COVID-19 pandemic, the Company took a number of measures to manage its cash flow. These measures included carefully managing operating expenses, working capital and capital expenditures, as well as suspending the Company’s share repurchase program.

We completed several debt transactions in order to facilitate increased financial flexibility in response to the COVID-19 pandemic. During March 2020, we borrowed $400 million on our existing ABL Line of Credit. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. On April 16, 2020, we issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of Secured Notes. The proceeds of the Convertible Notes and Secured Notes are being used for general corporate purposes.

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

As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.

Cash Flow for the Three Month Period Ended May 1, 2021 Compared With the Three Month Period Ended May 2, 2020

We generated $150.3 million of cash flow during the three month period ended May 1, 2021 compared with $1,085.4 million during the three month period ended May 2, 2020.

Net cash provided by operating activities amounted to $223.4 million during the three month period ended May 1, 2021, compared with a use of $271.7 million during the three month period ended May 2, 2020. The increase in our operating cash flows was primarily driven by the temporary closure of all our stores during the first quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our above average sales performance during the first quarter of Fiscal 2021.

Net cash used in investing activities was $71.8 million during the three month period ended May 1, 2021 compared with a use of $62.6 million during the three month period ended May 2, 2020. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $1.3 million during the three month period ended May 1, 2021 compared with net cash provided of $1,419.7 million during the three month period ended May 2, 2020. This change was primarily driven by our cash flow management efforts during the first quarter of Fiscal 2020 in response to the COVID-19 pandemic, which included drawing $400 million on our ABL Line of Credit, issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million of Secured Notes, and suspending our share repurchase program. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at May 1, 2021 of $1,002.8 million compared with $867.9 million at May 2, 2020. The increase in working capital was primarily due to an increase in prepaid and other current assets (primarily the tax refund for NOL carryback associated with the CARES Act), an increase in merchandise inventories and an increase in accounts receivable (primarily due to higher credit card receivables, driven by increased sales). These increases were partially offset by increased accounts payable and an increase in other current liabilities. We had working capital at January 30, 2021 of $820.0 million.

Capital Expenditures

For the three month period ended May 1, 2021, cash spend for capital expenditures, net of $9.7 million of landlord allowances, amounted to $62.0 million. We estimate that we will spend approximately $470 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2021, including approximately $205 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $140 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2021. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

During the three month period ended May 1, 2021, there were no repurchases under the share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we suspended our share repurchase program in March 2020. As of May 1, 2021, we had $348.4 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 1, 2021, we opened 26 new stores, inclusive of one relocation, and closed two stores, exclusive of the aforementioned relocation, bringing our store count as of May 1, 2021 to 784 stores. During Fiscal 2021, we plan to open 75 net new stores, which includes approximately 100 gross new stores, along with approximately 25 store relocations and closings.

We have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long-term. We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors including, but not limited to, the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that we will be able to open the number of new stores presently planned, even if such locations are found and acceptable lease terms are obtained. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.

Debt and Hedging

As of May 1, 2021, our obligations, inclusive of original issue discount, include $958.6 million under our Term Loan Facility, $805.0 million of Convertible Notes, $300.0 million of Secured Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $46.7 million of finance lease obligations as of May 1, 2021.

Term Loan Facility

At May 1, 2021, our borrowing rate related to the Term Loan Facility was 1.9%.

ABL Line of Credit

At May 1, 2021, we had $549.5 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the three month period ended May 1, 2021.

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

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased. See Note 4, “Long Term Debt,” for additional information.

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

On May 27, 2021, we announced a make-whole call for the full $300.0 million outstanding principal amount of the Secured Notes. As a result of this action, we are expecting a pre-tax debt extinguishment charge of approximately $30 million in the three month period ended July 31, 2021.

Hedging

On December 17, 2018, the Company entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap, which hedges $450 million of our Term Loan Facility, became effective May 31, 2019 and matures December 29, 2023.

Certain Information Concerning Contractual Obligations

The Company had $1,576.6 million of purchase commitments related to goods that were not received as of May 1, 2021. Additionally, the Company had $3,414.0 million of future minimum lease payments under operating leases as of May 1, 2021. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2020 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of the first quarter of Fiscal 2021, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2020 10-K.

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

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Fiscal 2020 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 1, 2021. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 1, 2021.

During the quarter ended May 1, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 1, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 31, 2021 through February 27, 2021	4,222	$249.57	—	$348,387
February 28, 2021 through April 3, 2021	408	$298.09	—	$348,387
April 4, 2021 through May 1, 2021	18,062	$326.73	—	$348,387
Total	22,692		—

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
10.1†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

10.2†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

10.3†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

10.4†	Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning) (Effective March 26, 2021).
10.5†	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed or furnished herewith.

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

Date: May 27, 2021