Form 10-Q
period 2021-07-31
Burlington Stores, Inc.
filed 2021-08-26
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The registrant had 66,724,476 shares of common stock outstanding as of July 31, 2021.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
REVENUES:
Net sales	$2,212,812	$1,009,882	$4,403,479	$1,807,877
Other revenue	3,099	2,446	5,728	5,974
Total revenue	2,215,911	1,012,328	4,409,207	1,813,851
COSTS AND EXPENSES:
Cost of sales	1,279,685	547,550	2,521,873	1,329,734
Selling, general and administrative expenses	702,291	491,598	1,367,119	976,686
Costs related to debt issuances and amendments	3,331	—	3,331	4,352
Depreciation and amortization	62,814	54,404	118,424	108,694
Impairment charges - long-lived assets	970	1,077	1,747	3,001
Other income - net	(5,841)	(824)	(7,214)	(2,946)
Loss on extinguishment of debt	31,395	—	31,395	202
Interest expense	17,502	28,359	37,101	43,052
Total costs and expenses	2,092,147	1,122,164	4,073,776	2,462,775
Income (loss) before income tax expense (benefit)	123,764	(109,836)	335,431	(648,924)
Income tax expense (benefit)	21,210	(63,055)	61,847	(268,415)
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)

Net income (loss) per common share:
Common stock - basic	$1.54	$(0.71)	$4.11	$(5.79)
Common stock - diluted	$1.50	$(0.71)	$4.01	$(5.79)
Weighted average number of common shares:
Common stock - basic	66,636	65,947	66,516	65,760
Common stock - diluted	68,448	65,947	68,240	65,760

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020

Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized losses arising during the period	(5,083)	(1,982)	(4,258)	(11,591)
Net reclassification into earnings during the period	2,519	2,049	4,678	3,157
Other comprehensive income (loss), net of tax	(2,564)	67	420	(8,434)
Total comprehensive income (loss)	$99,990	$(46,714)	$274,004	$(388,943)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	July 31,	January 30,	August 1,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,344,318	$1,380,276	$1,077,146
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	78,761	62,161	50,255
Merchandise inventories	828,152	740,788	607,554
Assets held for disposal	2,500	6,655	—
Prepaid and other current assets	403,602	314,154	150,253
Total current assets	2,663,915	2,510,616	1,891,790
Property and equipment—net	1,467,399	1,438,863	1,431,476
Operating lease assets	2,506,985	2,469,366	2,457,553
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,197	4,422	4,678
Other assets	64,941	72,761	299,373
Total assets	$6,992,501	$6,781,092	$6,369,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$979,973	$862,638	$492,349
Current operating lease liabilities	326,282	304,629	277,211
Other current liabilities	483,134	512,830	451,877
Current maturities of long term debt	14,095	3,899	3,760
Total current liabilities	1,803,484	1,683,996	1,225,197
Long term debt	1,774,312	1,927,770	2,161,166
Long term operating lease liabilities	2,429,315	2,400,782	2,390,344
Other liabilities	105,737	103,940	113,580
Deferred tax liabilities	203,958	199,850	217,387
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,041,969 shares, 80,661,453 shares and 80,414,151 shares, respectively;
Outstanding: 66,724,476 shares, 66,386,331 shares and 66,163,573 shares, respectively	7	7	7
Additional paid-in-capital	1,742,874	1,809,831	1,770,091
Accumulated earnings (deficit)	279,037	(11,702)	(175,712)
Accumulated other comprehensive loss	(22,595)	(23,015)	(27,394)
Treasury stock, at cost	(1,323,628)	(1,310,367)	(1,304,732)
Total stockholders' equity	675,695	464,754	262,260
Total liabilities and stockholders' equity	$6,992,501	$6,781,092	$6,369,934

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 31,	August 1,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$273,584	$(380,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	118,424	108,694
Impairment charges—long-lived assets	1,747	3,001
Amortization of deferred financing costs	3,100	1,786
Accretion of long term debt instruments	411	9,146
Deferred income taxes	42,434	(5,923)
Loss on extinguishment of debt	31,395	202
Non-cash stock compensation expense	36,059	30,045
Non-cash lease expense	(6,968)	1,226
Cash received from landlord allowances	19,995	12,825
Changes in assets and liabilities:
Accounts receivable	(15,631)	59,304
Merchandise inventories	(87,364)	169,694
Prepaid and other current assets	(89,449)	(13,553)
Accounts payable	116,346	(269,750)
Other current liabilities	(25,875)	10,131
Other long term assets and long term liabilities	1,087	(216,888)
Other operating activities	7,575	7,539
Net cash provided by (used in) operating activities	426,870	(473,030)
INVESTING ACTIVITIES
Cash paid for property and equipment	(147,187)	(133,722)
Lease acquisition costs	(436)	—
Proceeds from sale of property and equipment and assets held for sale	5,988	—
Other investing activities	—	(395)
Net cash (used in) investing activities	(141,635)	(134,117)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	400,000
Principal payments on long term debt—ABL Line of Credit	—	(150,000)
Proceeds from long term debt—Term B-6 Loans	956,608	—
Principal payments on long term debt—Term B-5 Loans	(961,415)	—
Proceeds from long term debt—Convertible Note	—	805,000
Proceeds from long term debt—Secured Note	—	300,000
Principal payments on long term debt—Secured Note	(323,866)	—
Purchase of treasury shares	(13,261)	(59,891)
Proceeds from stock option exercises	28,900	20,984
Deferred financing costs	(510)	(28,815)
Other financing activities	(7,649)	(6,059)
Net cash (used in) provided by financing activities	(321,193)	1,281,219
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(35,958)	674,072
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,386,858	409,656
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,350,900	$1,083,728
Supplemental disclosure of cash flow information:
Interest paid	$32,719	$17,722
Income tax payments - net	$100,269	$8,754
Non-cash investing activities:
Accrued purchases of property and equipment	$43,207	$60,693

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of July 31, 2021, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 792 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Fiscal 2020 10-K). The balance sheet at January 30, 2021 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2020 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 31, 2021 are not necessarily indicative of results for the fiscal year.

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

In order to maintain maximum financial flexibility during these uncertain times, the Company completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, the Company borrowed $400 million on its existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), of which $150 million was repaid during the second quarter of Fiscal 2020, and the remaining $250 million was repaid during the fourth quarter of Fiscal 2020. In April 2020, the Company issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and BCFWC issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). The Secured Notes were redeemed in full during the second quarter of Fiscal 2021. Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

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

•	Negotiated rent deferral agreements with landlords.
•	Temporarily suspended the Company’s share repurchase program.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021, the Company will obtain a one-time tax refund of $245.5 million from the carryback of federal net operating losses (NOLs) as a result of the CARES Act, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet.

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

The changes noted above caused a decrease in the effective interest rate on the Convertible Notes from 8.2% to 2.8%, resulting in a cumulative-effect adjustment to retained earnings of $23.0 million related to Fiscal 2020 interest expense, as well as a $7.7 million and $15.3 million reduction in interest expense for the three and six month periods ended July 31, 2021, respectively.

As of the beginning of Fiscal 2021, the tax effect of adopting this guidance resulted in a $44.1 million increase in the line item “Additional paid-in-capital,” a $38.3 million reduction in the line item “Deferred tax liabilities” and a $5.9 million reduction to retained earnings.

The new guidance also requires use of the if-converted method when calculating the dilutive impact of the Convertible Notes on earnings per share. The Company used the treasury stock method prior to adoption of the ASU. The impact of this ASU on net income and weighted average diluted shares resulted in an increase to diluted net income per share of $0.07 and $0.12 during the three and six month periods ended July 31, 2021, respectively.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended July 31, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of July 31, 2021 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and six month periods ended July 31, 2021 and August 1, 2020 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net income	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized losses on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of ASU 2020-06 (Note 1)	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	7	1,706,883	176,483	(20,031)	(14,316,890)	(1,323,450)	539,892
Net income	—	—	—	102,554	—	—	—	102,554
Stock options exercised	139,274	—	12,811	—	—	—	—	12,811
Shares used for tax withholding	—	—	—	—	—	(603)	(178)	(178)
Vesting of restricted shares, net of forfeitures of 1,101 restricted shares	5,645	—	—	—	—	—	—	—
Stock based compensation	—	—	23,180	—	—	—	—	23,180
Unrealized losses on interest rate derivative contracts, net of related taxes of $1.9 million	—	—	—	—	(5,083)	—	—	(5,083)
Amount reclassified into earnings, net of related taxes of $0.9 million	—	—	—	—	2,519	—	—	2,519
Balance at July 31, 2021	81,041,969	$7	$1,742,874	$279,037	$(22,595)	(14,317,493)	$(1,323,628)	$675,695

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified into earnings, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	$7	$1,737,868	$(128,931)	$(27,461)	(14,237,470)	$(1,302,382)	$279,101
Net loss	—	—	—	(46,781)	—	—	—	(46,781)
Stock options exercised	324,500	—	19,530	—	—	—	—	19,530
Shares used for tax withholding	—	—	—	—	—	(13,108)	(2,350)	(2,350)
Vesting of restricted shares, net of forfeitures of 2,499 restricted shares	5,480	—	—	—	—	—	—	—
Stock based compensation	—	—	12,693	—	—	—	—	12,693
Unrealized losses on interest rate derivative contracts, net of related taxes of $0.7 million	—	—	—	—	(1,982)	—	—	(1,982)
Amount reclassified into earnings, net of related taxes of $0.8 million	—	—	—	—	2,049	—	—	2,049
Balance at August 1, 2020	80,414,151	7	1,770,091	(175,712)	(27,394)	(14,250,578)	(1,304,732)	262,260

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

As a result of the COVID-19 pandemic and the associated temporary store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $11.6 million are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. Due dates for these payments vary by lease, with all payments due before the end of Fiscal 2021.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2021 (remainder)	$226,021	$3,693
2022	472,683	7,513
2023	449,112	7,589
2024	414,152	7,417
2025	380,927	5,287
2026	342,129	5,324
Thereafter	1,121,958	28,014
Total future minimum lease payments	3,406,982	64,837
Amount representing interest	(651,385)	(18,727)
Total lease liabilities	2,755,597	46,110
Less: current portion of lease liabilities	(326,282)	(4,481)
Total long term lease liabilities	$2,429,315	$41,629

Weighted average discount rate	5.2%	6.8%
Weighted average remaining lease term (years)	8.2	11.4

The above schedule excludes approximately $494.0 million for 96 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$1,132	$1,211	$2,274	$2,422
Interest on lease liabilities (b)	790	857	1,598	1,729
Operating lease cost (c)	115,771	109,592	226,930	218,565
Variable lease cost (c)	46,165	45,643	92,912	86,861
Total lease cost	163,858	157,303	323,714	309,577
Less all rental income (d)	(1,354)	(1,265)	(2,629)	(2,513)
Total net rent expense (e)	$162,504	$156,038	$321,085	$307,064

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income (Loss).
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income (Loss).
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$242,905	$169,391
Cash payments for the principal portion of finance lease liabilities (b)	$1,908	$1,743
Cash payments for the interest portion of finance lease liabilities (a)	$1,598	$1,729
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$203,396	$228,344

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 31,	January 30,	August 1,
	2021	2021	2020
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$955,005	$—	$—
Senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, repaid in full on June 24, 2021	—	958,418	958,025
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	805,000	648,311	633,076
$300,000 senior secured notes, 6.25%, redeemed in full on June 11, 2021	—	300,000	300,000
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—	250,000
Finance lease obligations	46,110	47,664	48,848
Unamortized deferred financing costs	(17,708)	(22,724)	(25,023)
Total debt	1,788,407	1,931,669	2,164,926
Less: current maturities	(14,095)	(3,899)	(3,760)
Long term debt, net of current maturities	$1,774,312	$1,927,770	$2,161,166

Term Loan Facility

On February 26, 2020, BCFWC entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its senior secured credit term loan facility (the Term Loan Facility). The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss). Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of Income (Loss).

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. This amendment also requires quarterly principal payments of $2.4 million. In connection with the execution of the Ninth Amendment, the Company incurred fees of $3.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss). Additionally, the Company recognized a loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of Income (Loss).

At July 31, 2021 and August 1, 2020, the interest rate related to the Term Loan Facility was 2.1% and 1.9%, respectively.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	July 31,	January 30,	August 1,
	2021	2021	2020
Liability component:
Principal	$805,000	$805,000	$805,000
Unamortized debt discount	—	(156,689)	(171,924)
Unamortized deferred debt costs	(15,846)	(14,191)	(15,571)
Net carrying amount	$789,154	$634,120	$617,505

Equity component, net	$—	$131,916	$131,916

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Coupon interest	$4,510	$4,513	$9,021	$5,356
Amortization of debt discount	—	7,387	—	8,753
Amortization of deferred debt costs	1,007	672	2,007	793
Convertible Notes interest expense	$5,517	$12,572	$11,028	$14,902

Secured Notes

On April 16, 2020, BCFWC issued $300 million of Secured Notes. The Secured Notes were senior, secured obligations of BCFWC, and interest was payable semiannually in cash, in arrears, at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility.

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

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. This redemption resulted in a pre-tax debt extinguishment charge of $30.2 million in the three month period ended July 31, 2021.

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

At July 31, 2021, the Company had $533.6 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six month periods ended July 31, 2021.

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

On December 17, 2018, the Company entered into an interest rate swap, which hedged $450 million of the variable rate exposure under the Term Loan Facility at a rate of 2.72%. On June 24, 2021, the Company terminated this previous interest rate swap, and entered into a new interest rate swap, which hedges $450 million of the variable rate exposure on the Term Loan Facility at a blended rate of 2.19%, and is designated as a cash flow hedge.

The amount of loss deferred for the previous interest rate swap was $26.9 million. The Company is amortizing this amount from accumulated other comprehensive loss into interest expense over the original life of the previous interest rate swap, which had an original maturity date of December 29, 2023. The new interest rate swap had a liability fair value at inception of $26.9 million. The Company will accrete this amount into accumulated other comprehensive loss as a benefit to interest expense over the life of the new interest rate swap, which has a maturity date of June 24, 2028.

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

As of July 31, 2021, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	One	$ 450.0 million	2.19%	June 24, 2028

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	July 31, 2021		January 30, 2021		August 1, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$31,764	Other liabilities	$31,665	Other liabilities	$37,798

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Unrealized losses, before taxes	$(6,972)	$(2,730)	$(5,840)	$(15,894)
Income tax benefit	1,889	748	1,582	4,303
Unrealized losses, net of taxes	$(5,083)	$(1,982)	$(4,258)	$(11,591)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest expense	$3,459	$2,820	$6,423	$4,352
Income tax benefit	(940)	(771)	(1,745)	(1,195)
Net reclassification into earnings	$2,519	$2,049	$4,678	$3,157

The Company estimates that approximately $6.7 million will be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of July 31, 2021, January 30, 2021 and August 1, 2020 are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 31,	January 30,	August 1,
	2021	2021	2020
Level 1
Cash equivalents (including restricted cash)	$701,577	$1,001,475	$1,001,253

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three and six months ended July 31, 2021, the Company recorded impairment charges of $1.0 million and $1.7 million, respectively, primarily related to the expected sale of one store, as well as declines in revenues and operating results for one store. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income (Loss). The assets associated with the sale had a remaining fair value as of July 31, 2021 of $2.5 million, and would be categorized as Level 2 in the fair value hierarchy described above.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	July 31, 2021		January 30, 2021		August 1, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$961,415	$954,204	$—	$—	$—	$—
Term B-5 Loans	—	—	961,415	955,406	961,415	914,546
Convertible Notes	805,000	1,319,733	805,000	1,080,713	805,000	896,070
Secured Notes	—	—	300,000	320,625	300,000	319,875
ABL Line of Credit (a)	—	—	—	—	250,000	250,000
Total debt (b)	$1,766,415	$2,273,937	$2,066,415	$2,356,744	$2,316,415	$2,380,491
(a)

To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates, due to short term nature.

(b)	The table above excludes finance lease obligations, debt discount and deferred debt costs.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy, and are based on current market quotes received from inactive markets.

7. Income Taxes

Income tax expense was $21.2 million during the second quarter of Fiscal 2021 compared with income tax benefit of $63.1 million during the second quarter of Fiscal 2020. The effective tax rate for the second quarter of Fiscal 2021 was 17.1% compared with 57.4% during the second quarter of Fiscal 2020.

Income tax expense was $61.8 million during the six month period ended July 31, 2021, compared with income tax benefit of $268.4 million during the six month period ended August 1, 2020. The effective tax rate for the six month period ended July 31, 2021 was 18.4%, compared with 41.4% during the six month period ended August 1, 2020.

The decrease in the effective tax rate was primarily due to the Company’s pretax loss in the prior year and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates.

Net deferred taxes are as follows:

	(in thousands)
	July 31,	January 30,	August 1,
	2021	2021	2020
Deferred tax asset	$4,197	$4,422	$4,678
Deferred tax liability	203,958	199,850	217,387
Net deferred tax liability	$199,761	$195,428	$212,709

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of July 31, 2021, the Company had a deferred tax asset related to net operating losses of $31.3 million, inclusive of $31.0 million related to state net operating losses that expire at various dates between 2022 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of July 31, 2021, the Company had a deferred tax asset related to tax credit carry-forwards of $6.9 million, inclusive of $5.9 million of state tax credit carry-forwards, which will begin to expire in 2023, and $1.0 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of July 31, 2021, January 30, 2021 and August 1, 2020, valuation allowances amounted to $11.3 million, $13.0 million and $11.5 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the six month period ended July 31, 2021, the Company acquired 42,371 shares of common stock from employees for approximately $13.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Programs

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400 million of common stock, which was authorized to be executed through August 2021. As part of the Company’s cash management efforts during the COVID-19 pandemic, the Company temporarily suspended its share repurchase programs in March 2020. As of July 31, 2021, the Company had $348.4 million remaining under this share repurchase authorization, which expired in August 2021.

On August 18, 2021, the Company’s board of directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2023. The Company’s repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

9. Net Income (Loss) Per Share

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Basic net income (loss) per share
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Weighted average number of common shares – basic	66,636	65,947	66,516	65,760
Net income (loss) per common share – basic	$1.54	$(0.71)	$4.11	$(5.79)
Diluted net income (loss) per share
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	66,636	65,947	66,516	65,760
Assumed exercise of stock options and vesting of restricted stock	660	—	711	—
Assumed conversion of convertible debt	1,152	—	1,013	—
Weighted average number of common shares – diluted	68,448	65,947	68,240	65,760
Net income (loss) per common share – diluted	$1.50	$(0.71)	$4.01	$(5.79)

Approximately 185,000 and 95,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 31, 2021, respectively, since their effect was anti-dilutive.

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 2,005,000 and 2,015,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net loss per share for the three and six month periods ended August 1, 2020, respectively, since their effect was anti-dilutive.

10. Stock-Based Compensation

As of July 31, 2021, there were 1,994,299 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
Type of Non-Cash Stock Compensation	2021	2020	2021	2020
Restricted stock and restricted stock unit grants (a)	$7,684	$5,739	$13,940	$12,638
Stock option grants (a)	4,682	4,696	9,076	11,028
Performance stock unit grants (a)	10,814	2,258	13,043	6,379
Total (b)	$23,180	$12,693	$36,059	$30,045

(a)	Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)

The amounts presented in the table above exclude taxes. For the three and six month periods ended July 31, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.7 million and $6.1 million, respectively. For the three and six month periods ended August 1, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.2 million and $6.0 million, respectively.

Stock Options

Stock option transactions during the six month period ended July 31, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2021	1,346,775	$133.86
Options granted	165,775	324.91
Options exercised (a)	(320,957)	90.05
Options forfeited	(32,324)	190.33
Options outstanding, July 31, 2021	1,159,269	$171.73

(a)	Options exercised during the six month period ended July 31, 2021 had a total intrinsic value of $70.1 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of July 31, 2021:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,159,269	6.7	$171.73	$189.0
Options exercisable	529,381	4.9	$128.54	$109.2

The fair value of each stock option granted during the six month period ended July 31, 2021 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
July 31,
2021
Risk-free interest rate	0.45% - 1.13%
Expected volatility	34% - 35%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$113.59

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended July 31, 2021, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the six month period ended July 31, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 30, 2021	396,555	$168.87
Awards granted	120,945	324.83
Awards vested (a)	(127,445)	145.26
Awards forfeited	(14,442)	199.55
Non-vested awards outstanding, July 31, 2021	375,613	225.92

(a)	Restricted stock awards vested during the six month period ended July 31, 2021 had a total intrinsic value of $40.2 million.

The fair value of each share of restricted stock granted during Fiscal 2021 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of these performance stock units is based on continued service and the achievement of pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the six month period ended July 31, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, January 30, 2021	148,668	$176.70
Units granted	50,044	324.28
Awards forfeited	(16,011)	215.27
Non-vested units outstanding, July 31, 2021	182,701	213.74

11. Commitments and Contingencies

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $65.3 million, $54.9 million and $53.9 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively. Among these arrangements, as of July 31, 2021, January 30, 2021 and August 1, 2020, the Company had letters of credit outstanding in the amount of $46.7 million, $46.8 million and $47.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $18.6 million, $8.2 million and $6.7 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $533.6 million, $476.8 million and $120.4 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

Purchase Commitments

The Company had $1,959.7 million of purchase commitments related to goods that were not received as of July 31, 2021.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

12. Related Parties

The brother-in-law of one of the Company’s former Executive Vice Presidents is an independent sales representative of one of the Company’s suppliers of merchandise inventory. This relationship predated the commencement of the former Executive Vice President’s employment with the Company. The Company has determined that the dollar amount of purchases through such supplier represents an insignificant amount of its inventory purchases. The Executive Vice President retired from the Company during the second quarter of Fiscal 2021.

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

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results or other events may differ materially from those anticipated in these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 792 stores as of July 31, 2021 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

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

In order to maintain maximum financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020. In March 2020, we borrowed $400 million on our existing $600 million senior secured asset-based revolving credit facility (the ABL Line of Credit), $150 million of which was repaid during the second quarter of Fiscal 2020, and the remaining $250 million was repaid during the fourth quarter of Fiscal 2020. In April 2020, we issued $805 million of 2.25% Convertible Senior Notes due 2025 (the Convertible Notes), and through our indirect subsidiary, Burlington Coat Factory Warehouse Corporation (BCFWC), issued $300 million of 6.25% Senior Secured Notes due 2025 (the Secured Notes). The Secured Notes were redeemed in full during the second quarter of Fiscal 2021. Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance our financial flexibility:

•

Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. We subsequently resumed our buying activities, while continuing our conservative approach toward operating expenses and capital expenditures.

•	Negotiated rent deferral agreements with landlords.
•	Temporarily suspended our share repurchase program.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021 we will obtain a one-time tax refund of $245.5 million from the carryback of federal net operating losses (NOLs), which is included in the line item “Prepaid and other current assets” on our Condensed Consolidated Balance Sheet.

Fiscal Year

Fiscal 2021 is defined as the 52-week year ending January 29, 2022. Fiscal 2020 is defined as the 52-week year ended January 30, 2021.

Store Openings, Closings, and Relocations

During the six month period ended July 31, 2021, we opened 37 new stores, inclusive of two relocations, and permanently closed four stores, exclusive of the aforementioned relocations, bringing our store count as of July 31, 2021 to 792 stores.

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

•

Making a Greater Investment in Merchandising Capabilities. We intend to invest in incremental headcount, especially in our growing and under-developed businesses, training and coaching, improved tools and reporting, and other forms of merchant support. We believe that these investments should improve our ability to develop vendor relationships, source great merchandise buys, more accurately assess value, and better forecast and chase the sales trend.

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

Industry-wide supply chain issues have led to increased freight and labor costs during Fiscal 2021 and may continue to add pressure on margins for the remainder of the year and beyond. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income (loss). We earned net income of $102.6 million during the three month period ended July 31, 2021 compared with a net loss of $46.8 million during the three month period ended August 1, 2020. We earned net income of $273.6 million during the six month period ended July 31, 2021 compared with a net loss of $380.5 million during the six month period ended August 1, 2020. These increases were primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the first half of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

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

We believe that these non-GAAP measures provide investors helpful information with respect to our operations and financial condition. Other companies in the retail industry may calculate these non-GAAP measures differently such that our calculation may not be directly comparable.

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

During the three and six months ended July 31, 2021, Adjusted Net Income (Loss) increased $170.3 million to $133.1 million and increased $661.3 million to $309.0 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the first half of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and six months ended July 31, 2021 compared with the three and six months ended August 1, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Net favorable lease costs (a)	6,002	6,183	11,913	12,626
Non-cash interest expense on convertible notes (b)	—	7,387	—	8,753
Costs related to debt issuances and amendments (c)	3,331	—	3,331	4,352
Loss on extinguishment of debt (d)	31,395	—	31,395	202
Impairment charges	970	1,077	1,747	3,001
Litigation matters (e)	—	10,388	—	20,788
E-commerce closure (f)	—	970	—	970
Tax effect (g)	(11,175)	(16,421)	(12,946)	(22,427)
Adjusted Net Income (Loss)	$133,077	$(37,197)	$309,024	$(352,244)

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

(c)	Represents certain costs incurred to refinance the Term Loan Facility, as well as the issuance of the Secured Notes and the Convertible Notes.
(d)	Amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(e)	Represents amounts charged for certain litigation matters.
(f)	Represents costs related to the closure of our e-commerce store.
(g)

Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f). The effective tax rate during Fiscal 2020 includes the benefit of loss carrybacks to prior years with higher statutory tax rates.

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

During the three and six months ended July 31, 2021, Adjusted EBITDA increased $254.5 million to $245.7 million and increased $995.6 million to $539.2 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the first half of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended July 31, 2021 compared with the three and six months ended August 1, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Interest expense	17,502	28,359	37,101	43,052
Interest income	(46)	(301)	(120)	(1,016)
Loss on extinguishment of debt (a)	31,395	—	31,395	202
Costs related to debt issuances and amendments (b)	3,331	—	3,331	4,352
Litigation matters (c)	—	10,388	—	20,788
E-commerce closure (d)	—	970	—	970
Depreciation and amortization (e)	68,816	60,537	130,337	121,222
Impairment charges	970	1,077	1,747	3,001
Income tax expense (benefit)	21,210	(63,055)	61,847	(268,415)
Adjusted EBITDA	$245,732	$(8,806)	$539,222	$(456,353)

(a)	Amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred to refinance the Term Loan Facility, as well as the issuance of the Secured Notes and the Convertible Notes.
(c)	Represents amounts charged for certain litigation matters.
(d)	Represents costs related to the closure of our e-commerce store.
(e)

Includes $6.0 million and $11.9 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss) for the three and six months ended July 31, 2021, and $6.1 million and $12.5 million for the three and six months ended August 1, 2020, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During the three and six months ended July 31, 2021, Adjusted EBIT increased $246.1 million to $182.9 million and increased $985.7 million to $420.8 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the first half of Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for the three and six months ended July 31, 2021 compared with the three and six months ended August 1, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$102,554	$(46,781)	$273,584	$(380,509)
Interest expense	17,502	28,359	37,101	43,052
Interest income	(46)	(301)	(120)	(1,016)
Loss on extinguishment of debt (a)	31,395	—	31,395	202
Costs related to debt issuances and amendments (b)	3,331	—	3,331	4,352
Net favorable lease costs (c)	6,002	6,183	11,913	12,626
Impairment charges	970	1,077	1,747	3,001
Litigation matters (d)	—	10,388	—	20,788
E-commerce closure (e)	—	970	—	970
Income tax expense (benefit)	21,210	(63,055)	61,847	(268,415)
Adjusted EBIT	$182,918	$(63,160)	$420,798	$(564,949)

(a)	Amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)	Represents certain costs incurred to refinance the Term Loan Facility, as well as the issuance of the Secured Notes and the Convertible Notes.
(c)

Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss).

(d)	Represents amounts charged for certain litigation matters.
(e)	Represents costs relate to the closure of our e-commerce store.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. Due to the impact of the COVID-19 pandemic, including the temporary closing of all stores during the first half of Fiscal 2020, we are using Fiscal 2019 as the comparable previous year period when calculating comparable store sales for Fiscal 2021. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

For Fiscal 2021, we define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month two years after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales increased 19% for the three month period ended July 31, 2021, compared to the three month period ended August 3, 2019, and 20% for the six month period ended July 31, 2021 compared to the six month period ended August 3, 2019.

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

Gross margin as a percentage of net sales decreased to 42.2% during the three month period ended July 31, 2021, compared with 45.8% during the three month period ended August 1, 2020. We recorded a reserve in the first quarter of Fiscal 2020 to account for the impact of clearance markdowns anticipated upon store re-openings in the second quarter. These markdowns reserved for in the first quarter led to low levels of clearance inventory in the second half of the second quarter and resulted in lower markdowns and increased margin for the quarter. Additionally, industry-wide supply chain issues have led to increased freight and labor costs during the first half of Fiscal 2021, which we expect to continue for the remainder of the year. Product sourcing costs, which are included in selling, general and administrative expenses, were $145.9 million during the three month period ended July 31, 2021, compared with $72.1 million during the three month period ended August 1, 2020, driven by an increase in sales and increased processing costs.

Gross margin as a percentage of net sales increased to 42.7% during the six month period ended July 31, 2021, compared with 26.4% during the six month period ended August 1, 2020, driven primarily by a $271.9 million charge against aged inventory during the first quarter of Fiscal 2020 due to the extended store closures. Additionally, industry-wide supply chain issues have led to increased freight and labor costs during the first half of Fiscal 2021, which we expect to continue for the remainder of the year. Product sourcing costs were $286.4 million during the six month period ended July 31, 2021, compared with $146.6 million during the six month period ended August 1, 2020, driven by an increase in sales and increased processing costs.

Inventory. Inventory at July 31, 2021 increased to $828.2 million compared with $607.6 million at August 1, 2020. The increase was attributable primarily to high levels of clearance sell-through during the second quarter of Fiscal 2020 once stores reopened, as well as the 53 net new stores opened since the end of the second quarter of Fiscal 2020.

Comparable store inventory at July 31, 2021 decreased 7% compared to August 3, 2019, driven by our strategy of operating with leaner in-store inventory. Reserve inventory was 31% of total inventory as of July 31, 2021, compared with 33% as of August 3, 2019. Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to continue to build up our reserve merchandise in order to more effectively chase sales trends. Inventory at January 30, 2021 was $740.8 million.

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

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result of the furloughs in Fiscal 2020, as well as our new stores opened since the end of the second quarter of Fiscal 2020, store payroll costs increased to $180.2 million and $350.8 million during the three and six month periods ended July 31, 2021, respectively, compared with $110.5 million and $215.6 million during the three and six month periods ended August 1, 2020.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. We took several steps to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as temporarily suspending our share repurchase program. Additionally, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of our Secured Notes. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. On June 11, 2021, BCFWC redeemed the full $300 million aggregate principal amount of the Secured Notes. The redemption price of the Secured  Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. At July 31, 2021, we had $533.6 million available under the ABL Line of Credit.

Cash and cash equivalents, including restricted cash and cash equivalents, decreased $36.0 million during the six months ended July 31, 2021, compared with an increase of $674.1 million during the six months ended August 1, 2020. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income (Loss) as a percentage of net sales for the three and six months ended July 31, 2021 and the three and six months ended August 1, 2020.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.1	0.2	0.1	0.3
Total revenue	100.1	100.2	100.1	100.3
Cost of sales	57.8	54.2	57.3	73.6
Selling, general and administrative expenses	31.7	48.7	31.0	54.0
Costs related to debt issuances and amendments	0.2	—	0.1	0.2
Depreciation and amortization	2.8	5.4	2.7	6.0
Impairment charges - long-lived assets	0.0	0.1	0.0	0.2
Other income - net	(0.3)	(0.1)	(0.2)	(0.2)
Loss on extinguishment of debt	1.4	—	0.7	0.0
Interest expense	0.8	2.8	0.8	2.4
Total costs and expenses	94.4	111.1	92.4	136.2
Income (loss) before income tax expense (benefit)	5.7	(10.9)	7.7	(35.9)
Income tax expense (benefit)	1.0	(6.2)	1.4	(14.8)
Net income (loss)	4.7%	(4.7)%	6.3%	(21.1)%

Three Month Period Ended July 31, 2021 Compared With the Three Month Period Ended August 1, 2020

Net sales

Net sales improved approximately $1,202.9 million, or 119.1%, to $2,212.8 million during the second quarter of Fiscal 2021, primarily driven by the temporary closure of all our stores during the second quarter of Fiscal 2020 due to the COVID-19 pandemic. This improvement was also driven by our comparable store sales increase of 19% for the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2019, as well as our 53 net new stores since the end of the second quarter of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales increased to 57.8% during the second quarter of Fiscal 2021, compared to 54.2% during the second quarter of Fiscal 2020. We recorded a reserve in the first quarter of Fiscal 2020 to account for the impact of clearance markdowns anticipated upon store re-openings in the second quarter. These markdowns reserved for in the first quarter led to low levels of clearance inventory in the second half of the second quarter and resulted in lower markdowns and increased margin for the quarter. On a dollar basis, cost of sales increased $732.1 million, or 133.7%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $145.9 million during the second quarter of Fiscal 2021, compared with $72.1 million during the second quarter of Fiscal 2020.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended July 31, 2021 compared with the three month period ended August 1, 2020.

	(in millions)
	Three Months Ended
	July 31,	Percentage of	August 1,	Percentage of
	2021	Net Sales	2020	Net Sales	$ Variance	% Change
Store related costs	$432.9	19.6%	$340.7	33.7%	$92.2	27.1%
Product sourcing costs	145.9	6.6	72.1	7.1	73.8	102.4
Corporate costs	84.9	3.8	59.5	5.9	25.4	42.7
Marketing and strategy costs	12.7	0.6	3.5	0.3	9.2	262.9
Other selling, general and administrative expenses	25.9	1.1	15.8	1.7	10.1	63.9
Selling, general and administrative expenses	$702.3	31.7%	$491.6	48.7%	$210.7	42.9%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher product sourcing costs, as well as the significant steps taken to reduce selling, general and administrative expenses during the period stores were closed during the second quarter of Fiscal 2020. Additionally, incentive compensation and occupancy costs drove higher expense during Fiscal 2021.

Costs related to debt issuances and amendments

During the second quarter of Fiscal 2021, we incurred $3.3 million of legal and placement fees related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense amounted to $62.8 million during the second quarter of Fiscal 2021 compared with $54.4 million during the second quarter of Fiscal 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $1.0 million during the second quarter of Fiscal 2021, related to the expected sale of one owned store. Impairment charges on long-lived assets were $1.1 million during the three month period ended August 1, 2020, related to store-level assets at five stores.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store. Refer to Note 6, “Fair Value Measurements,” for further discussion regarding impairment charges.

Other income - net

Other income improved $5.0 million to $5.8 million during the second quarter of Fiscal 2021, primarily driven by the sale of state tax credits during the second quarter of Fiscal 2021.

Loss on Extinguishment of Debt

During the second quarter of Fiscal 2021, we incurred a debt extinguishment charge of $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $10.9 million during the second quarter of Fiscal 2021 to $17.5 million, compared to the same period in the prior year. The decrease was primarily driven by the adoption of Accounting Standards Update 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which eliminated the amortization of debt discount previously associated with the Convertible Notes. The decrease was also driven by the redemption of the $300 million Secured Notes, as well as paydown of our ABL Line of Credit.

The average interest rates and average balances related to our variable rate debt for the second quarter of Fiscal 2021 compared with the second quarter of Fiscal 2020, are summarized in the table below:

	Three Months Ended
	July 31,	August 1,
	2021	2020
Average interest rate – ABL Line of Credit	N/A	2.1%
Average interest rate – Term Loan Facility	2.0%	2.0%
Average balance – ABL Line of Credit (in millions)	$0.0	$372.0
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount.

Income tax expense (benefit)

Income tax expense was $21.2 million during the second quarter of Fiscal 2021 compared with income tax benefit of $63.1 million during the second quarter of Fiscal 2020. The effective tax rate for the second quarter of Fiscal 2021 was 17.1% compared with 57.4% during the second quarter of Fiscal 2020. The income tax benefit in the prior year was a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The higher income tax rate in the prior year is a function of prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2021 resulted in an annual effective income tax rate of approximately 27% (before discrete items) as our best estimate. This is a decrease compared to the annual effective tax rate for the second quarter of Fiscal 2020 of approximately 36% (before discrete items), due to prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income (loss)

We earned net income of $102.6 million for the second quarter of Fiscal 2021 compared with a net loss of $46.8 million for the second quarter of Fiscal 2020. This improvement was primarily driven by the temporary closure of all our stores during the second quarter of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the second quarter of Fiscal 2021.

Six Month Period Ended July 31, 2021 Compared With the Six Month Period Ended August 1, 2020

Net sales

Net sales improved $2,595.6 million, or 143.6%, to $4,403.5 million during the six month period ended July 31, 2021, primarily due to the temporary closure of all our stores during the first half of Fiscal 2020. This improvement was also driven by our comparable store sales increase of 20% for the first half of Fiscal 2021 compared to the first half of Fiscal 2019, as well as our 53 net new stores since the end of the second quarter of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.3% during the six month period ended July 31, 2021, compared to 73.6% during the six month period ended August 1, 2020, driven primarily by a $271.9 million charge against aged inventory in the first quarter of Fiscal 2020 due to the extended store closures. On a dollar basis, cost of sales increased $1,192.1 million, or 89.7%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, were $286.4 million during the six month period ended July 31, 2021, compared with $146.6 million during the six month period ended August 1, 2020.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the six month period ended July 31, 2021 compared with the six month period ended August 1, 2020.

	(in millions)
	Six Months Ended
	July 31, 2021	Percentage of Net Sales	August 1, 2020	Percentage of Net Sales	$ Variance	% Change
Store related costs	$844.4	19.2%	$654.6	36.2%	$189.8	29.0%
Product sourcing costs	286.4	6.5	146.6	8.1	139.8	95.4
Corporate costs	160.7	3.6	136.3	7.5	24.4	17.9
Marketing and strategy costs	25.0	0.6	11.0	0.6	14.0	127.3
Other selling, general and administrative expenses	50.6	1.1	28.2	1.6	22.4	79.4
Selling, general and administrative expenses	$1,367.1	31.0%	$976.7	54.0%	$390.4	40.0%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher product sourcing costs, as well as the significant steps taken to reduce selling, general and administrative expenses during the period stores were closed during the first half of Fiscal 2020. Additionally, incentive compensation and occupancy costs drove higher expense during Fiscal 2021.

Costs related to debt issuances and amendments

During the first half of Fiscal 2021, we incurred $3.3 million of legal and placement fees related to the refinancing of our Term Loan Facility. During the first half of Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $3.2 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense amounted to $118.4 million during the six month period ended July 31, 2021 compared with $108.7 million during the six month period ended August 1, 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $1.7 million during the six month period ended July 31, 2021, related to the expected sale of one owned store, as well as declines in revenues and operating results for one store. Impairment charges on long-lived assets were $3.0 million during the six month period ended August 1, 2020, related to store-level assets at ten stores.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store. Refer to Note 6, “Fair Value Measurements,” for further discussion regarding impairment charges.

Other income - net

Other income improved $4.3 million to $7.2 million during the six months ended July 31, 2021, primarily driven by the sale of state tax credits during the second quarter of Fiscal 2021.

Loss on Extinguishment of Debt

During the first half of Fiscal 2021, we incurred a debt extinguishment charge of $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $6.0 million during the six month period ended July 31, 2021 to $37.1 million, compared to the same period in the prior year. The decrease was primarily driven by the adoption of ASU 2020-06, which eliminated the amortization of debt discount previously associated with the Convertible Notes. The decrease was also driven by the redemption of the $300 million Secured Notes, as well as paydown of our ABL Line of Credit.

The average interest rates and average balances related to our variable rate debt for the six month period ended July 31, 2021 compared with the prior year, are summarized in the table below:

	Six Months Ended
	July 31,	August 1,
	2021	2020
Average interest rate – ABL Line of Credit	N/A	2.1%
Average interest rate – Term Loan Facility	1.9%	2.5%
Average balance – ABL Line of Credit (in millions)	$0.0	$289.3
Average balance – Term Loan Facility (in millions) (a)	$961.4	$961.4

(a)	Excludes original issue discount.

Income tax expense (benefit)

Income tax expense was $61.8 million during the six month period ended July 31, 2021 compared with income tax benefit of $268.4 million during the six month period ended August 1, 2020. The effective tax rate for the six month period ended July 31, 2021 was 18.4% compared with 41.4% during the six month period ended August 1, 2020. The income tax benefit in the prior year was a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The higher income tax rate in the prior year is a function of prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income (loss)

We earned net income of $273.6 million during the six month period ended July 31, 2021 compared with a net loss of $380.5 million for the six month period ended August 1, 2020. This improvement was primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during the first half of Fiscal 2021.

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

As a result of the uncertainty regarding the COVID-19 pandemic, the Company took a number of measures to manage its cash flow. These measures included carefully managing operating expenses, working capital and capital expenditures, as well as temporarily suspending the Company’s share repurchase program.

We completed several debt transactions in order to facilitate increased financial flexibility in response to the COVID-19 pandemic. During March 2020, we borrowed $400 million on our existing ABL Line of Credit. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250 million during the fourth quarter of Fiscal 2020. On April 16, 2020, we issued $805 million of our Convertible Notes, and through BCFWC, issued $300 million of Secured Notes. The proceeds of the Convertible Notes are being used for general corporate purposes. On June 11, 2021, BCFWC redeemed the full $300 million aggregate principal amount of the Secured Notes. The redemption price of the Secured  Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption.

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

Cash Flow for the Six Month Period Ended July 31, 2021 Compared With the Six Month Period Ended August 1, 2020

We used $36.0 million of cash during the six month period ended July 31, 2021 compared with a generation of $674.1 million during the six month period ended August 1, 2020.

Net cash provided by operating activities amounted to $426.9 million during the six month period ended July 31, 2021, compared with a use of $473.0 million during the six month period ended August 1, 2020. The increase in our operating cash flows was primarily driven by the temporary closure of all our stores during the first half of Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales performance during the first half of Fiscal 2021.

Net cash used in investing activities was $141.6 million during the six month period ended July 31, 2021 compared with $134.1 million during the six month period ended August 1, 2020. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $321.2 million during the six month period ended July 31, 2021 compared with net cash provided of $1,281.2 million during the six month period ended August 1, 2020. This change was primarily driven by our cash flow management efforts during the first half of Fiscal 2020 in response to the COVID-19 pandemic, which included drawing $400 million on our ABL Line of Credit, issuing $805 million of our Convertible Notes, and through BCFWC, issuing $300 million of Secured Notes, and temporarily suspending our share repurchase program. We repaid $150 million on the ABL Line of Credit during the second quarter of Fiscal 2020. On June 11, 2021, BCFWC redeemed the full $300 million aggregate principal amount of the Secured Notes. The redemption price of the Secured  Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at July 31, 2021 of $853.8 million compared with $660.0 million at August 1, 2020. The increase in working capital was primarily due to an increase in prepaid and other current assets (primarily the tax refund for NOL carryback associated with the CARES Act), an increase in merchandise inventories and an increase in cash and cash equivalents. These increases were partially offset by increased accounts payable. We had working capital at January 30, 2021 of $820.0 million.

Capital Expenditures

For the six month period ended July 31, 2021, cash spend for capital expenditures, net of $20.0 million of landlord allowances, amounted to $127.2 million. We estimate that we will spend approximately $510 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2021, including approximately $200 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $140 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which was authorized to be executed through August 2021. During the six month period ended July 31, 2021, there were no repurchases under the share repurchase program. As part of the Company’s cash management efforts during the COVID-19 pandemic, we temporarily suspended our share repurchase program in March 2020. As of July 31, 2021, we had $348.4 million remaining under this share repurchase authorization, which expired in August 2021.

On August 18, 2021, our board of directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2023. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

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

Operational Growth

During the six month period ended July 31, 2021, we opened 37 new stores, inclusive of two relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of July 31, 2021 to 792 stores. During Fiscal 2021, we plan to open 75 net new stores, which includes approximately 100 gross new stores, along with approximately 25 store relocations and closings.

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

Debt and Hedging

As of July 31, 2021, our obligations, inclusive of original issue discount, include $955.0 million under our Term Loan Facility, $805.0 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $46.1 million of finance lease obligations as of July 31, 2021.

Term Loan Facility

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

At July 31, 2021, our borrowing rate related to the Term Loan Facility was 2.1%.

ABL Line of Credit

At July 31, 2021, we had $533.6 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the six month period ended July 31, 2021.

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

Secured Notes

On April 16, 2020, BCFWC, issued $300 million of Senior Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest was payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit.

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured  Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Hedging

On June 24, 2021, the Company terminated its previous interest rate swap and entered into a new interest rate swap. The new interest rate swap, which hedges $450 million of variable rate exposure under our Term Loan Facility, is designated as a cash flow hedge and expires on June 24, 2028. Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Contractual Obligations

We had $1,959.7 million of purchase commitments related to goods that were not received as of July 31, 2021, and had $3,407.0 million of future minimum lease payments under operating leases as of July 31, 2021. Additionally, we redeemed the full $300.0 million aggregate principal amount of the Secured Notes, and we extended and repriced the Term Loan Facility during the second quarter of Fiscal 2021. See Note 4, “Long Term Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2020 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of the second quarter of Fiscal 2021, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2020 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements may include, but are not limited to, future impacts of the COVID-19 pandemic, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions; pandemics, including the duration of the COVID-19 pandemic and actions taken to slow its spread and the related impact on consumer confidence and spending; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including tax and trade policies, tariffs and government regulations; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen cyber-related problems or attacks; any unforeseen material loss or casualty; the effect of inflation; regulatory and tax changes; our relationships with employees; the impact of current and future laws and the interpretation of such laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, July 31, 2021. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2021.

During the quarter ended July 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 11 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended July 31, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 2, 2021 through May 29, 2021	131	$330.46	—	$348,387
May 30, 2021 through July 3, 2021	324	$309.96	—	$348,387
July 4, 2021 through July 31, 2021	—	$—	—	$348,387
Total	455		—

(1)

These shares were withheld for tax payments due upon the vesting of employee restricted stock or restricted stock unit awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.

(2)

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400 million of common stock, which was authorized to be executed through August 2021. As part of our cash management efforts during the COVID-19 pandemic, we temporarily suspended our share repurchase program in March 2020. On August 18, 2021, our board of directors authorized the repurchase of up to $400 million of common stock, which is authorized to be executed through August 2023. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.1

Amendment No. 9, dated as of June 24, 2021, to the Credit Agreement dated as of February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		Current Report on Form 8-K	June 25, 2021
10.2	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021
10.3

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole RSU Award).

		Current Report on Form 8-K	July 15, 2021
10.4

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole Option Award).

		Current Report on Form 8-K	July 15, 2021
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed or furnished herewith.

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

Date: August 26, 2021