Form 10-Q
period 2021-10-30
Burlington Stores, Inc.
filed 2021-11-23
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

The registrant had 66,765,122 shares of common stock outstanding as of October 30, 2021.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
REVENUES:
Net sales	$2,299,610	$1,664,728	$6,703,089	$3,472,606
Other revenue	4,431	2,507	10,159	8,480
Total revenue	2,304,041	1,667,235	6,713,248	3,481,086
COSTS AND EXPENSES:
Cost of sales	1,347,559	915,847	3,869,432	2,245,581
Selling, general and administrative expenses	759,785	645,278	2,126,904	1,621,964
Costs related to debt issuances and amendments	89	(719)	3,419	3,633
Depreciation and amortization	64,663	54,984	183,087	163,679
Impairment charges - long-lived assets	1,488	2,575	3,235	5,575
Other income - net	(3,055)	(1,290)	(10,267)	(4,236)
Loss on extinguishment of debt	86,362	—	117,756	202
Interest expense	15,609	27,456	52,710	70,508
Total costs and expenses	2,272,500	1,644,131	6,346,276	4,106,906
Income (loss) before income tax expense (benefit)	31,541	23,104	366,972	(625,820)
Income tax expense (benefit)	17,922	15,088	79,769	(253,327)
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)

Net income (loss) per common share:
Common stock - basic	$0.20	$0.12	$4.31	$(5.66)
Common stock - diluted	$0.20	$0.12	$4.21	$(5.66)
Weighted average number of common shares:
Common stock - basic	66,740	66,083	66,591	65,867
Common stock - diluted	68,205	66,720	68,228	65,867

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	6,509	583	2,251	(11,008)
Net reclassification into earnings during the period	2,984	2,119	7,662	5,276
Other comprehensive income (loss), net of tax	9,493	2,702	9,913	(5,732)
Total comprehensive income (loss)	$23,112	$10,718	$297,116	$(378,225)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 30,	January 30,	October 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,185,383	$1,380,276	$1,348,691
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	90,705	62,161	72,728
Merchandise inventories	1,059,749	740,788	866,986
Assets held for disposal	4,358	6,655	—
Prepaid and other current assets	425,288	314,154	339,874
Total current assets	2,772,065	2,510,616	2,634,861
Property and equipment—net	1,499,780	1,438,863	1,442,358
Operating lease assets	2,653,776	2,469,366	2,465,972
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	4,119	4,422	4,596
Other assets	63,023	72,761	75,945
Total assets	$7,277,827	$6,781,092	$6,908,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174,252	$862,638	$920,944
Current operating lease liabilities	346,167	304,629	293,765
Other current liabilities	544,852	512,830	522,122
Current maturities of long term debt	14,224	3,899	3,815
Total current liabilities	2,079,495	1,683,996	1,740,646
Long term debt	1,614,645	1,927,770	2,169,495
Long term operating lease liabilities	2,560,663	2,400,782	2,396,315
Other liabilities	94,507	103,940	111,019
Deferred tax liabilities	211,710	199,850	204,745
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,605,876 shares, 80,661,453 shares and 80,504,439 shares, respectively;
Outstanding: 66,765,122 shares, 66,386,331 shares and 66,240,152 shares, respectively	7	7	7
Additional paid-in-capital	1,914,086	1,809,831	1,786,600
Accumulated earnings (deficit)	292,656	(11,702)	(167,696)
Accumulated other comprehensive loss	(13,102)	(23,015)	(24,692)
Treasury stock, at cost	(1,476,840)	(1,310,367)	(1,307,643)
Total stockholders' equity	716,807	464,754	286,576
Total liabilities and stockholders' equity	$7,277,827	$6,781,092	$6,908,796

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 30,	October 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$287,203	$(372,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	183,087	163,679
Impairment charges—long-lived assets	3,235	5,575
Amortization of deferred financing costs	4,293	3,111
Accretion of long term debt instruments	650	16,885
Deferred income taxes	46,725	(19,503)
Loss on extinguishment of debt	117,756	202
Non-cash stock compensation expense	53,356	43,451
Non-cash lease expense	(6,997)	1,617
Cash received from landlord allowances	24,552	26,043
Changes in assets and liabilities:
Accounts receivable	(27,223)	44,551
Merchandise inventories	(318,961)	(89,739)
Prepaid and other current assets	(111,135)	(203,174)
Accounts payable	307,684	161,317
Other current liabilities	31,280	85,095
Other long term assets and long term liabilities	1,332	5,479
Other operating activities	11,530	10,967
Net cash provided by (used in) operating activities	608,367	(116,937)
INVESTING ACTIVITIES
Cash paid for property and equipment	(238,468)	(214,437)
Lease acquisition costs	(559)	—
Proceeds from sale of property and equipment and assets held for sale	5,746	—
Other investing activities	—	(897)
Net cash (used in) investing activities	(233,281)	(215,334)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	400,000
Principal payments on long term debt—ABL Line of Credit	—	(150,000)
Proceeds from long term debt—Term B-6 Loans	956,608	—
Principal payments on long term debt—Term B-6 Loans	(2,404)
Principal payments on long term debt—Term B-5 Loans	(961,415)	—
Proceeds from long term debt—Convertible Note	—	805,000
Principal payment on long term debt—Convertible Notes	(92,289)	—
Proceeds from long term debt—Secured Note	—	300,000
Principal payments on long term debt—Secured Notes	(323,905)	—
Purchase of treasury shares	(166,473)	(62,802)
Proceeds from stock option exercises	31,610	24,086
Deferred financing costs	(601)	(28,815)
Other financing activities	(11,110)	(9,581)
Net cash (used in) provided by financing activities	(569,979)	1,277,888
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(194,893)	945,617
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,386,858	409,656
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,191,965	$1,355,273
Supplemental disclosure of cash flow information:
Interest paid	$47,373	$42,265
Income tax payments - net	$129,624	$34,339
Non-cash investing and financing activities:
Shares issued to repurchase Convertible Notes	$151,206	$-
Accrued purchases of property and equipment	$50,696	$46,778

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2021

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 30, 2021, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 832 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Fiscal 2020 10-K). The balance sheet at January 30, 2021 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2020 10-K. Because of the COVID-19 pandemic discussed below, and because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 30, 2021 are not necessarily indicative of results for the fiscal year.

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

In order to maintain maximum financial flexibility during the pandemic, the Company completed several debt transactions in the first quarter of Fiscal 2020. Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, the Company took the following steps to further enhance its financial flexibility:

•
Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. The Company subsequently resumed its buying activities, while continuing its conservative approach toward operating expenses and capital expenditures;
•
Negotiated rent deferral agreements with landlords;

•
Temporarily suspended the Company’s share repurchase program;
•
The Company’s CEO voluntarily agreed to not take a salary; the Company’s board of directors voluntarily forfeited their cash compensation; the Company’s executive leadership team voluntarily agreed to decrease their salary by 50%; and smaller salary reductions were temporarily put in place for all employees through a certain level. This compensation was reinstated once substantially all of the Company’s stores re-opened; and
•
The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021, the Company will obtain a one-time tax refund of $245.5 million from the carryback of federal net operating losses (NOLs) as a result of the CARES Act, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet.

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

In April 2020, the Company issued $805.0 million of 2.25% Convertible Senior Notes due 2025 (Convertible Notes). As a result of adopting the guidance, the Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt. As of the beginning of Fiscal 2021, this ASU resulted in a reduction in the line item “Additional paid-in capital” of $176.0 million, net of deferred financing costs, and an increase in the line item “Long term debt” of $153.0 million, which eliminated the debt discount and reallocated deferred financing costs that were previously allocated to the equity component.

The changes noted above caused a decrease in the effective interest rate on the Convertible Notes from 8.2% to 2.8%, resulting in a cumulative-effect adjustment to retained earnings of $23.0 million related to Fiscal 2020 interest expense, as well as a $7.9 million and $23.2 million reduction in interest expense for the three and nine month periods ended October 30, 2021, respectively.

As of the beginning of Fiscal 2021, the tax effect of adopting this guidance resulted in a $44.1 million increase in the line item “Additional paid-in-capital,” a $38.3 million reduction in the line item “Deferred tax liabilities” and a $5.9 million reduction to retained earnings.

The new guidance also requires use of the if-converted method when calculating the dilutive impact of the Convertible Notes on earnings per share. The Company used the treasury stock method prior to adoption of the ASU. This ASU resulted in an increase in net income as a result of the reduction of interest expense, as well as an increase in diluted shares caused by the application of the if-converted method, resulting in an increase to diluted net income per share of $0.08 and $0.20 during the three and nine month periods ended October 30, 2021, respectively.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended October 30, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of October 30, 2021 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and nine month periods ended October 30, 2021 and October 31, 2020 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net income	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of ASU 2020-06 (Note 1)	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	7	1,706,883	176,483	(20,031)	(14,316,890)	(1,323,450)	539,892
Net income	—	—	—	102,554	—	—	—	102,554
Stock options exercised	139,274	—	12,811	—	—	—	—	12,811
Shares used for tax withholding	—	—	—	—	—	(603)	(178)	(178)
Vesting of restricted shares, net of forfeitures of 1,101 restricted shares	5,645	—	—	—	—	—	—	—
Stock based compensation	—	—	23,180	—	—	—	—	23,180
Unrealized losses on interest rate derivative contracts, net of related taxes of $1.9 million	—	—	—	—	(5,083)	—	—	(5,083)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.9 million	—	—	—	—	2,519	—	—	2,519
Balance at July 31, 2021	81,041,969	7	1,742,874	279,037	(22,595)	(14,317,493)	(1,323,628)	675,695
Net income	—	—	—	13,619	—	—	—	13,619
Stock options exercised	25,479	—	2,709	—	—	—	—	2,709
Shares used for tax withholding	—	—	—	—	—	(10,898)	(3,202)	(3,202)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,363)	(150,010)	(150,010)
Vesting of restricted shares, net of forfeitures of 382 restricted shares	24,437	—	—	—	—	—	—	—
Stock based compensation	—	—	17,297	—	—	—	—	17,297
Shares issued to redeem Convertible Notes	513,991	—	151,206	—	—	—	—	151,206
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.4 million	—	—	—	—	6,509	—	—	6,509
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $1.1 million	—	—	—	—	2,984	—	—	2,984
Balance at October 30, 2021	81,605,876	$7	$1,914,086	$292,656	$(13,102)	(14,840,754)	$(1,476,840)	$716,807

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(333,728)	—	—	—	(333,728)
Stock options exercised	180,950	—	1,454	—	—	—	—	1,454
Shares used for tax withholding	—	—	—	—	—	(41,363)	(7,383)	(7,383)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 4,166 restricted shares	20,715	—	—	—	—	—	—	—
Stock based compensation	—	—	17,352	—	—	—	—	17,352
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $3.6 million	—	—	—	—	(9,609)	—	—	(9,609)
Amount reclassified from accumulated other comprehensive loss into earnings,, net of related taxes of $0.4 million	—	—	—	—	1,108	—	—	1,108
Balance at May 2, 2020	80,084,171	$7	$1,737,868	$(128,931)	$(27,461)	(14,237,470)	$(1,302,382)	$279,101
Net loss	—	—	—	(46,781)	—	—	—	(46,781)
Stock options exercised	324,500	—	19,530	—	—	—	—	19,530
Shares used for tax withholding	—	—	—	—	—	(13,108)	(2,350)	(2,350)
Vesting of restricted shares, net of forfeitures of 2,499 restricted shares	5,480	—	—	—	—	—	—	—
Stock based compensation	—	—	12,693	—	—	—	—	12,693
Unrealized losses on interest rate derivative contracts, net of related taxes of $0.7 million	—	—	—	—	(1,982)	—	—	(1,982)
Amount reclassified from accumulated other comprehensive loss into earnings,, net of related taxes of $0.8 million	—	—	—	—	2,049	—	—	2,049
Balance at August 1, 2020	80,414,151	7	1,770,091	(175,712)	(27,394)	(14,250,578)	(1,304,732)	262,260
Net income	—	—	—	8,016	—	—	—	8,016
Stock options exercised	67,306	—	3,103	—	—	—	—	3,103
Shares used for tax withholding	—	—	—	—	—	(13,709)	(2,911)	(2,911)
Vesting of restricted shares, net of forfeitures of 508 restricted shares	22,982	—	—	—	—	—	—	—
Stock based compensation	—	—	13,406	—	—	—	—	13,406
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.2 million	—	—	—	—	583	—	—	583
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.8 million	—	—	—	—	2,119	—	—	2,119
Balance at October 31, 2020	80,504,439	$7	$1,786,600	$(167,696)	$(24,692)	(14,264,287)	$(1,307,643)	$286,576

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

As a result of the COVID-19 pandemic and the associated temporary store closures discussed above, the Company worked with landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $5.6 million are included in the line item “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. Due dates for these payments vary by lease, with all payments due before the end of Fiscal 2021.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2021 (remainder)	$110,235	$1,846
2022	498,007	7,513
2023	476,505	7,589
2024	441,446	7,417
2025	408,363	5,287
2026	371,207	5,324
Thereafter	1,252,675	28,014
Total future minimum lease payments	3,558,438	62,990
Amount representing interest	(651,608)	(17,951)
Total lease liabilities	2,906,830	45,039
Less: current portion of lease liabilities	(346,167)	(4,610)
Total long term lease liabilities	$2,560,663	$40,429

Weighted average discount rate	5.0%	6.7%
Weighted average remaining lease term (years)	8.2	11.3

The above schedule excludes approximately $358.6 million for 67 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$1,140	$1,212	$3,414	$3,634
Interest on lease liabilities (b)	768	841	2,366	2,570
Operating lease cost (c)	119,858	111,797	346,789	330,362
Variable lease cost (c)	49,445	45,110	142,356	131,971
Total lease cost	171,211	158,960	494,925	468,537
Less all rental income (d)	(1,386)	(1,280)	(4,015)	(3,793)
Total net rent expense (e)	$169,825	$157,680	$490,910	$464,744

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income (Loss).
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income (Loss).
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income (Loss).
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$381,006	$283,124
Cash payments for the principal portion of finance lease liabilities (b)	$2,980	$2,347
Cash payments for the interest portion of finance lease liabilities (a)	$2,366	$2,570
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$440,874	$321,688

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 30,	January 30,	October 31,
	2021	2021	2020
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$952,841	$—	$—
Senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, repaid in full on June 24, 2021	—	958,418	958,222
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	644,627	648,311	640,618
$300,000 senior secured notes, 6.25%, redeemed in full on June 11, 2021	—	300,000	300,000
$600,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on June 29, 2023	—	—	250,000
Finance lease obligations	45,039	47,664	48,351
Unamortized deferred financing costs	(13,638)	(22,724)	(23,881)
Total debt	1,628,869	1,931,669	2,173,310
Less: current maturities	(14,224)	(3,899)	(3,815)
Long term debt, net of current maturities	$1,614,645	$1,927,770	$2,169,495

Term Loan Facility

On February 26, 2020, BCFWC entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its senior secured credit term loan facility (Term Loan Facility). The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income (Loss). Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of Income (Loss).

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

At October 30, 2021 and October 31, 2020, the interest rate related to the Term Loan Facility was 2.1% and 1.9%, respectively.

Convertible Notes

On April 16, 2020, the Company issued $805.0 million of Convertible Notes. The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the third quarter of Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of the Company's common stock. This exchange resulted in a pre-tax debt extinguishment charge of $86.4 million in the three month period ended October 30, 2021.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	October 30,	January 30,	October 31,
	2021	2021	2020
Liability component:
Principal	$644,627	$805,000	$805,000
Unamortized debt discount	—	(156,689)	(164,382)
Unamortized deferred debt costs	(11,845)	(14,191)	(14,888)
Net carrying amount	$632,782	$634,120	$625,730

Equity component, net	$—	$131,916	$131,916

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Coupon interest	$3,967	$4,508	$12,988	$9,864
Amortization of debt discount	—	7,542	—	16,295
Amortization of deferred debt costs	941	683	2,948	1,476
Convertible Notes interest expense	$4,908	$12,733	$15,936	$27,635

Secured Notes

On April 16, 2020, BCFWC issued $300.0 million of 6.25% Senior Secured Notes due 2025 (Secured Notes). The Secured Notes were senior, secured obligations of BCFWC, and interest was payable semiannually in cash, in arrears, at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility.

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

ABL Line of Credit

On March 17, 2020, the Company borrowed $400.0 million on its existing $600.0 million senior secured asset-based revolving credit facility (the ABL Line of Credit) as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty resulting from COVID-19. The Company repaid $150.0 million of this amount during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020.

At October 30, 2021, the Company had $541.0 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and nine month periods ended October 30, 2021.

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

As of October 30, 2021, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	October 30, 2021		January 30, 2021		October 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$20,439	Other liabilities	$31,665	Other liabilities	$34,076

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Unrealized gains (losses), before taxes	$8,936	$804	$3,096	$(15,090)
Income tax (expense) benefit	(2,427)	(221)	(845)	4,082
Unrealized gains (losses), net of taxes	$6,509	$583	$2,251	$(11,008)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest expense	$4,096	$2,919	$10,519	$7,271
Income tax benefit	(1,112)	(800)	(2,857)	(1,995)
Net reclassification into earnings	$2,984	$2,119	$7,662	$5,276

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 30, 2021, January 30, 2021 and October 31, 2020 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 30,	January 30,	October 31,
	2021	2021	2020
Level 1
Cash equivalents (including restricted cash)	$701,607	$1,001,475	$1,001,416

Long-Lived Assets

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC 820. The fair value of the Company’s long-lived assets is generally calculated using discounted cash flows. During the three and nine months ended October 30, 2021, the Company recorded impairment charges of $1.5 million and $3.2 million, respectively, primarily related to declines in revenues and operating results at certain stores. These costs were recorded in the line item “Impairment charges – long-lived assets” in the Company’s Condensed Consolidated Statements of Income (Loss). The fixed assets related to these stores had a remaining fair value as of October 30, 2021 of $0.1 million, and would be categorized as Level 3 in the fair value hierarchy described above. During the three and nine months ended October 31, 2020, the Company recorded impairment charges of $2.6 million and $5.6 million, respectively, primarily related to declines in revenues and operating results for 10 stores and 14 stores, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 30, 2021		January 30, 2021		October 31, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$959,011	$953,017	$—	$—	$—	$—
Term B-5 Loans	—	—	961,415	955,406	961,415	944,590
Convertible Notes	644,627	915,048	805,000	1,080,713	805,000	918,183
Secured Notes	—	—	300,000	320,625	300,000	314,625
ABL Line of Credit (a)	—	—	—	—	250,000	250,000
Total debt (b)	$1,603,638	$1,868,065	$2,066,415	$2,356,744	$2,316,415	$2,427,398
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

7. Income Taxes

Income tax expense was $17.9 million during the third quarter of Fiscal 2021 compared with $15.1 million during the third quarter of Fiscal 2020. The effective tax rate for the third quarter of Fiscal 2021 was 56.8% compared with 65.3% during the third quarter of Fiscal 2020. The higher income tax rate in the prior year is primarily due to the reversal of income tax benefit recorded in the first two quarters of Fiscal 2020 related to the net operating loss carry-back as permitted under the CARES Act. The decrease in income tax rate this year was partially offset by the disallowance of certain debt extinguishment costs related to partial settlement of the Convertible Notes during the third quarter of Fiscal 2021.

Income tax expense was $79.8 million during the nine month period ended October 30, 2021, compared with income tax benefit of $253.3 million during the nine month period ended October 31, 2020. The effective tax rate for the nine month period ended October 30, 2021 was 21.7%, compared with 40.5% during the nine month period ended October 31, 2020. The decrease in the effective tax rate was primarily due to the Company’s pretax loss in the prior year and applying various provisions of the CARES Act, namely the benefit related to the carryback of federal NOLs in Fiscal 2020 to earlier tax years with higher tax rates.

Net deferred taxes are as follows:

	(in thousands)
	October 30,	January 30,	October 31,
	2021	2021	2020
Deferred tax asset	$4,119	$4,422	$4,596
Deferred tax liability	211,710	199,850	204,745
Net deferred tax liability	$207,591	$195,428	$200,149

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of October 30, 2021, the Company had a deferred tax asset related to net operating losses of $26.0 million, inclusive of $25.7 million related to state net operating losses that expire at various dates between 2022 and 2040, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of October 30, 2021, the Company had a deferred tax asset related to tax credit carry-forwards of $7.6 million, inclusive of $6.6 million of state tax credit carry-forwards, which will begin to expire in 2023, and $1.0 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of October 30, 2021, January 30, 2021 and October 31, 2020, valuation allowances amounted to $12.1 million, $13.0 million and $12.4 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the nine month period ended October 30, 2021, the Company acquired 53,269 shares of common stock from employees for approximately $16.5 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Programs

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which expired in August 2021. On August 18, 2021, the Company’s board of directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During Fiscal 2021, the Company repurchased 512,363 shares of common stock for $150.0 million under this repurchase program. As of October 30, 2021, the Company had $250.0 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Basic net income (loss) per share
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Weighted average number of common shares – basic	66,740	66,083	66,591	65,867
Net income (loss) per common share – basic	$0.20	$0.12	$4.31	$(5.66)
Diluted net income (loss) per share
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	66,740	66,083	66,591	65,867
Assumed exercise of stock options and vesting of restricted stock	577	637	666	—
Assumed conversion of convertible debt	888	—	971	—
Weighted average number of common shares – diluted	68,205	66,720	68,228	65,867
Net income (loss) per common share – diluted	$0.20	$0.12	$4.21	$(5.66)

Approximately 242,000 and 144,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 30, 2021, respectively, since their effect was anti-dilutive.

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 585,000 and 2,010,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income (loss) per share for the three and nine month periods ended October 31, 2020, respectively, since their effect was anti-dilutive.

10. Stock-Based Compensation

As of October 30, 2021, there were 1,903,301 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
Type of Non-Cash Stock Compensation	2021	2020	2021	2020
Restricted stock and restricted stock unit grants (a)	$8,192	$6,410	$22,132	$19,048
Stock option grants (a)	4,815	4,679	13,891	15,707
Performance stock unit grants (a)	4,290	2,317	17,333	8,696
Total (b)	$17,297	$13,406	$53,356	$43,451

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income (Loss).

(b)
The amounts presented in the table above exclude taxes. For the three and nine month periods ended October 30, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.1 million and $9.2 million, respectively. For the three and nine month periods ended October 31, 2020, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.3 million and $8.3 million, respectively.

Stock Options

Stock option transactions during the nine month period ended October 30, 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2021	1,346,775	$133.86
Options granted	209,244	315.81
Options exercised (a)	(346,436)	91.24
Options forfeited	(36,961)	192.20
Options outstanding, October 30, 2021	1,172,622	$177.08

(a)
Options exercised during the nine month period ended October 30, 2021 had a total intrinsic value of $75.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of October 30, 2021:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,172,622	6.6	$177.08	$124.3
Options exercisable	570,152	4.9	$136.73	$79.6

The fair value of each stock option granted during the nine month period ended October 30, 2021 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 30,
2021
Risk-free interest rate	0.45% - 1.13%
Expected volatility	34% - 35%
Expected life (years)	6.00 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0.0%
Weighted average grant date fair value of options issued	$110.12

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 30, 2021, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the nine month period ended October 30, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 30, 2021	396,555	$168.87
Awards granted	139,792	319.52
Awards vested (a)	(152,896)	152.85
Awards forfeited	(16,816)	201.01
Non-vested awards outstanding, October 30, 2021	366,635	231.52

(a)
Restricted stock awards vested during the nine month period ended October 30, 2021 had a total intrinsic value of $47.6 million.

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

Performance stock unit transactions during the nine month period ended October 30, 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, January 30, 2021	148,668	$176.70
Units granted	55,294	321.13
Awards forfeited	(16,064)	216.23
Non-vested units outstanding, October 30, 2021	187,898	215.82

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $59.0 million, $54.9 million and $57.6 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively. Among these arrangements, as of October 30, 2021, January 30, 2021 and October 31, 2020, the Company had letters of credit outstanding in the amount of $46.8 million, $46.8 million and $47.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $12.3 million, $8.2 million and $10.4 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $541.0 million, $476.8 million and $292.4 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

Purchase Commitments

The Company had $1,766.0 million of purchase commitments related to goods that were not received as of October 30, 2021.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 832 stores as of October 30, 2021 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

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

In order to maintain maximum financial flexibility during the pandemic, we completed several debt transactions in the first quarter of Fiscal 2020. Refer to Note 4, “Long Term Debt,” for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance our financial flexibility:

•
Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. We subsequently resumed our buying activities, while continuing our conservative approach toward operating expenses and capital expenditures;
•
Negotiated rent deferral agreements with landlords;
•
Temporarily suspended our share repurchase program;

•
Our CEO voluntarily agreed to not take a salary, our board of directors voluntarily forfeited their cash compensation, our executive leadership team voluntarily agreed to decrease their salary by 50% and smaller salary reductions were temporarily put in place for all employees through a certain level. This compensation was reinstated once substantially all of our stores re-opened; and
•
The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. For the year ended January 30, 2021 we will obtain a one-time tax refund of $245.5 million from the carryback of federal net operating losses (NOLs), which is included in the line item “Prepaid and other current assets” on our Condensed Consolidated Balance Sheet.

Fiscal Year

Fiscal 2021 is defined as the 52-week year ending January 29, 2022. Fiscal 2020 is defined as the 52-week year ended January 30, 2021.

Store Openings, Closings, and Relocations

During the nine month period ended October 30, 2021, we opened 93 new stores, inclusive of 17 relocations, and permanently closed five stores, exclusive of the aforementioned relocations, bringing our store count as of October 30, 2021 to 832 stores.

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
•
Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•
Improving Operational Flexibility. Our store and supply chain teams must continue to respond to the challenge of becoming more responsive to the sales chase, enhancing their ability to flex up and down based on trends. Their ability to appropriately flex based on the ongoing trends allows us to maximize leverage on sales, regardless of the trend.
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

Industry-wide supply chain issues have led to increased freight and labor costs during Fiscal 2021 and may continue to add pressure on margins for the remainder of the year and potentially into Fiscal 2022. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity .

Net income (loss). We earned net income of $13.6 million during the three month period ended October 30, 2021 compared with net income of $8.0 million during the three month period ended October 31, 2020. This increase was primarily driven by our strong sales growth during the third quarter of Fiscal 2021, predominantly offset by an $86.4 million debt extinguishment charge related to the partial repurchase of our $805.0 million 2.25% Convertible Senior Notes due 2025 (Convertible Notes). We earned net income of $287.2 million during the nine month period ended October 30, 2021 compared with a net loss of $372.5 million during the nine month period ended October 31, 2020. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three month period ended October 30, 2021, Adjusted Net Income (Loss) increased $73.4 million to $92.9 million compared to the same period in the prior year. This increase was primarily driven by sales growth during the third quarter of Fiscal 2021, as well as weak sales during the third quarter of Fiscal 2020 due to COVID-19 related business disruptions. During the nine months ended October 30, 2021, Adjusted Net Income (Loss) increased $734.7 million to $402.0 million compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and nine months ended October 30, 2021 compared with the three and nine months ended October 31, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Net favorable lease costs (a)	5,275	5,776	17,188	18,402
Non-cash interest expense on convertible notes (b)	—	7,542	—	16,295
Costs related to debt issuances and amendments (c)	89	(719)	3,419	3,633
Loss on extinguishment of debt (d)	86,362	—	117,756	202
Impairment charges	1,488	2,575	3,235	5,575
Litigation matters (e)	—	—	—	20,788
E-commerce closure (f)	—	556	—	1,526
Tax effect (g)	(13,891)	(4,209)	(26,835)	(26,634)
Adjusted Net Income (Loss)	$92,942	$19,537	$401,966	$(332,706)

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
(c)
Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the $300.0 million 6.25% Senior Secured Notes due 2025 (Secured Notes) and the Convertible Notes.
(d)
Amounts relate to the partial repurchase of the Convertible Notes, the full redemption of the Secured Notes, as well as the refinancing of the Term Loan Credit Agreement governing our senior secured credit term loan facility (Term Loan Facility).
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

During the three month period ended October 30, 2021, Adjusted EBITDA increased $91.5 million to $205.0 million compared to the same period in the prior year. This increase was primarily driven by sales growth during the third quarter of Fiscal 2021, as well as weak sales during the third quarter of Fiscal 2020 due to COVID-19 related business disruptions. During the nine months ended October 30, 2021, Adjusted EBITDA increased $1,087.0 million to $744.2 million compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended October 30, 2021 compared with the three and nine months ended October 31, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Interest expense	15,609	27,456	52,710	70,508
Interest income	(38)	(163)	(156)	(1,178)
Loss on extinguishment of debt (a)	86,362	—	117,756	202
Costs related to debt issuances and amendments (b)	89	(719)	3,419	3,633
Litigation matters (c)	—	—	—	20,788
E-commerce closure (d)	—	556	—	1,526
Depreciation and amortization (e)	69,938	60,712	200,275	181,934
Impairment charges	1,488	2,575	3,235	5,575
Income tax expense (benefit)	17,922	15,088	79,769	(253,327)
Adjusted EBITDA	$204,989	$113,521	$744,211	$(342,832)

(a)
Amounts relate to the partial repurchase of the Convertible Notes, the full redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)
Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the Secured Notes and the Convertible Notes.
(c)
Represents amounts charged for certain litigation matters.
(d)
Represents costs related to the closure of our e-commerce store.
(e)
Includes $5.3 million and $17.2 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income (Loss) for the three and nine months ended October 30, 2021, and $5.7 million and $18.3 million for the three and nine months ended October 31, 2020, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During the three month period ended October 30, 2021, Adjusted EBIT increased $81.7 million to $140.3 million compared to the same period in the prior year. This increase was primarily driven by sales growth during the third quarter of Fiscal 2021, as well as weak sales during the third quarter of Fiscal 2020 due to COVID-19 related business disruptions. During the nine months ended October 30, 2021, Adjusted EBIT increased $1,067.5 million to $561.1 million compared to the same period in the prior year. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for the three and nine months ended October 30, 2021 compared with the three and nine months ended October 31, 2020:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$13,619	$8,016	$287,203	$(372,493)
Interest expense	15,609	27,456	52,710	70,508
Interest income	(38)	(163)	(156)	(1,178)
Loss on extinguishment of debt (a)	86,362	—	117,756	202
Costs related to debt issuances and amendments (b)	89	(719)	3,419	3,633
Net favorable lease costs (c)	5,275	5,776	17,188	18,402
Impairment charges	1,488	2,575	3,235	5,575
Litigation matters (d)	—	—	—	20,788
E-commerce closure (e)	—	556	—	1,526
Income tax expense (benefit)	17,922	15,088	79,769	(253,327)
Adjusted EBIT	$140,326	$58,585	$561,124	$(506,364)

(a)
Amounts relate to the partial repurchase of the Convertible Notes, the full redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)
Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the Secured Notes and the Convertible Notes.
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

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. Due to the impact of the COVID-19 pandemic, including the temporary closing of all stores during Fiscal 2020, we are using Fiscal 2019 as the comparable previous year period when calculating comparable store sales for Fiscal 2021. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

For Fiscal 2021, we define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month two years after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales increased 16% for the three month period ended October 30, 2021, compared to the three month period ended November 2, 2019, and 18% for the nine month period ended October 30, 2021 compared to the nine month period ended November 2, 2019.

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

Gross margin as a percentage of net sales decreased to 41.4% during the three month period ended October 30, 2021, compared with 45.0% during the three month period ended October 31, 2020. Industry-wide supply chain issues have led to increased freight and labor costs during Fiscal 2021, which we expect to continue for the remainder of the year and potentially into Fiscal 2022. Product sourcing costs, which are included in selling, general and administrative expenses, were $173.5 million during the three month period ended October 30, 2021, compared with $143.5 million during the three month period ended October 31, 2020, driven by an increase in sales and increased processing costs.

Gross margin as a percentage of net sales increased to 42.3% during the nine month period ended October 30, 2021, compared with 35.3% during the nine month period ended October 31, 2020, driven primarily by a $271.9 million charge against aged inventory during the first quarter of Fiscal 2020 due to the extended store closures. This improvement is partially offset by industry-wide supply chain issues that have led to increased freight and labor costs during Fiscal 2021, which we expect to continue for the remainder of the year and potentially into Fiscal 2022. Product sourcing costs were $459.9 million during the nine month period ended October 30, 2021, compared with $290.3 million during the nine month period ended October 31, 2020, driven by an increase in sales and increased processing costs.

Inventory. Inventory at October 30, 2021 increased to $1,059.7 million compared with $867.0 million at October 31, 2020. The increase was attributable primarily to 63 net new stores opened since the end of the third quarter of Fiscal 2020.

Comparable store inventory at October 30, 2021 decreased 24% compared to November 2, 2019, driven by our strategy of operating with leaner in-store inventory. Reserve inventory was 30% of total inventory as of October 30, 2021, compared with 21% as of November 2, 2019. Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to continue to build up our reserve merchandise in order to more effectively chase sales trends. Inventory at January 30, 2021 was $740.8 million.

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

As a result of the COVID-19 outbreak, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums. As a result of the furloughs in Fiscal 2020, as well as our new stores opened since the end of the third quarter of Fiscal 2020, store payroll costs increased to $192.8 million and $543.7 million during the three and nine month periods ended October 30, 2021, respectively, compared with $163.0 million and $378.6 million during the three and nine month periods ended October 31, 2020.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $194.9 million during the nine months ended October 30, 2021, compared with an increase of $945.6 million during the nine months ended October 31, 2020. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

During Fiscal 2020, we took several steps to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as temporarily suspending our share repurchase program. Additionally, we borrowed $400.0 million on our existing $600.0 million senior secured asset-based revolving credit facility

(ABL Line of Credit), issued $805.0 million of our Convertible Notes, and through BCFWC, issued $300.0 million of our Secured Notes. We repaid $150.0 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020. On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. During Fiscal 2021, we redeemed $160.4 million related to the partial repurchase of the Convertible Notes. At October 30, 2021, we had $541.0 million available under the ABL Line of Credit.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income (Loss) as a percentage of net sales for the three and nine months ended October 30, 2021 and the three and nine months ended October 31, 2020.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	58.6	55.0	57.7	64.7
Selling, general and administrative expenses	33.0	38.8	31.7	46.7
Costs related to debt issuances and amendments	0.0	(0.0)	0.1	0.1
Depreciation and amortization	2.8	3.3	2.7	4.7
Impairment charges - long-lived assets	0.1	0.2	0.0	0.2
Other income - net	(0.1)	(0.1)	(0.2)	(0.1)
Loss on extinguishment of debt	3.8	—	1.8	0.0
Interest expense	0.7	1.6	0.8	2.0
Total costs and expenses	98.9	98.8	94.6	118.3
Income (loss) before income tax expense (benefit)	1.3	1.4	5.6	(18.1)
Income tax expense (benefit)	0.8	0.9	1.2	(7.3)
Net income (loss)	0.5%	0.5%	4.4%	(10.8)%

Three Month Period Ended October 30, 2021 Compared With the Three Month Period Ended October 31, 2020

Net sales

Net sales improved approximately $634.9 million, or 38.1%, to $2,299.6 million during the third quarter of Fiscal 2021, primarily driven by strong sales growth in our existing stores compared with weak sales during the third quarter of Fiscal 2020 due to COVID-19 related business disruptions, as well as our 63 net new stores opened since the end of the third quarter of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales increased to 58.6% during the third quarter of Fiscal 2021, compared to 55.0% during the third quarter of Fiscal 2020. This increase is related to industry-wide supply chain issues that have led to increased freight and labor costs during Fiscal 2021, which we expect to continue for the remainder of the year and potentially into Fiscal 2022. On a dollar basis, cost of sales increased $431.7 million, or 47.1%, primarily driven by our overall increase in sales as well as the industry-wide supply chain issues. Product sourcing costs, which are included in selling, general and administrative expenses, were $173.5 million during the third quarter of Fiscal 2021, compared with $143.5 million during the third quarter of Fiscal 2020.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended October 30, 2021 compared with the three month period ended October 31, 2020.

	(in millions)
	Three Months Ended
	October 30,	Percentage of	October 31,	Percentage of
	2021	Net Sales	2020	Net Sales	$ Variance	% Change
Store related costs	$453.5	19.7%	$398.7	23.9%	$54.8	13.8%
Product sourcing costs	173.5	7.5	143.5	8.6	30.0	20.9
Corporate costs	85.7	3.7	62.0	3.7	23.7	38.2
Marketing and strategy costs	17.9	0.8	17.7	1.1	0.2	1.1
Other selling, general and administrative expenses	29.2	1.3	23.4	1.5	5.8	24.7
Selling, general and administrative expenses	$759.8	33.0%	$645.3	38.8%	$114.5	17.7%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher product sourcing costs. Additionally, store payroll costs, occupancy, and incentive compensation drove higher expense during Fiscal 2021.

Depreciation and amortization

Depreciation and amortization expense amounted to $64.7 million during the third quarter of Fiscal 2021 compared with $55.0 million during the third quarter of Fiscal 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $1.5 million during the third quarter of Fiscal 2021, related to store-level assets at four stores. Impairment charges on long-lived assets were $2.6 million during the third quarter of Fiscal 2020, related to store-level assets at 10 stores.

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

Loss on Extinguishment of Debt

During the third quarter of Fiscal 2021, we entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of our common stock. This exchange resulted in a pre-tax debt extinguishment charge of $86.4 million in the three month period ended October 30, 2021.

Interest expense

Interest expense improved $11.8 million during the third quarter of Fiscal 2021 to $15.6 million, compared to the same period in the prior year. The decrease was primarily driven by the adoption of Accounting Standards Update 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which eliminated the amortization of debt discount previously associated with the Convertible Notes. The decrease was also driven by the redemption in full of the $300.0 million Secured Notes, repurchase of $160.4 million of Convertible Notes, as well as paydown of our ABL Line of Credit during Fiscal 2020.

The average interest rates and average balances related to our variable rate debt for the third quarter of Fiscal 2021 compared with the third quarter of Fiscal 2020, are summarized in the table below:

		Three Months Ended
		October 30,	October 31,
		2021	2020
Average balance – ABL Line of Credit (in millions)	$	̶̶	$250.0
Average interest rate – ABL Line of Credit		̶̶	1.6%
Average balance – Term Loan Facility (in millions) (a)		$960.6	$961.4
Average interest rate – Term Loan Facility		2.1%	1.9%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $17.9 million during the third quarter of Fiscal 2021 compared with income tax benefit of $15.1 million during the third quarter of Fiscal 2020. The effective tax rate for the third quarter of Fiscal 2021 was 56.8% compared with 65.3% during the third quarter of Fiscal 2020. The increase in income tax expense in the current year was a result of higher pre-tax income, partially offset by a decreased tax rate. The higher income tax rate in the prior year is primarily due to the reversal of income tax benefit recorded in the first two quarters of Fiscal 2020 related to the net operating loss carry-back as permitted under the CARES Act. The decrease in income tax rate this year was partially offset by the disallowance of certain debt extinguishment costs related to partial settlement of the Convertible Notes during the third quarter of Fiscal 2021.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2021 resulted in an annual effective income tax rate of approximately 30% (before discrete items) as our best estimate. This is a decrease compared to the annual effective tax rate for the third quarter of Fiscal 2020 of approximately 35% (before discrete items), due to prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income

We earned net income of $13.6 million for the third quarter of Fiscal 2021 compared with $8.0 million for the third quarter of Fiscal 2020. This improvement was primarily driven by our strong sales growth during the third quarter of Fiscal 2021, predominately offset by an $86.4 million debt extinguishment charge related to the partial repurchase of our Convertible Notes.

Nine Month Period Ended October 30, 2021 Compared With the Nine Month Period Ended October 31, 2020

Net sales

Net sales improved $3,230.5 million, or 93.0%, to $6,703.1 million during the nine month period ended October 30, 2021, primarily due to the temporary closure of all our stores during Fiscal 2020. This improvement was also driven by net sales from our 63 net new stores opened since the end of the third quarter of Fiscal 2020.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.7% during the nine month period ended October 30, 2021, compared to 64.7% during the nine month period ended October 31, 2020, driven primarily by a $271.9 million charge against aged inventory in the first quarter of Fiscal 2020 due to the extended store closures, partially offset by increased industry-wide supply chain costs. On a dollar basis, cost of sales increased $1,623.9 million, or 72.3%, primarily driven by our overall increase in sales as well as increased industry-wide supply chain costs. Product sourcing costs, which are included in selling, general and administrative expenses, were $459.9 million during the nine month period ended October 30, 2021, compared with $290.3 million during the nine month period ended October 31, 2020, primarily driven by the impact of COVID-19 on our warehouse operations.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the nine month period ended October 30, 2021 compared with the nine month period ended October 31, 2020.

	(in millions)
	Nine Months Ended
	October 30, 2021	Percentage of Net Sales	October 31, 2020	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,297.9	19.4%	$1,053.2	30.3%	$244.7	23.2%
Product sourcing costs	459.9	6.9	290.3	8.4	169.6	58.4
Corporate costs	246.4	3.7	198.3	5.7	48.1	24.3
Marketing and strategy costs	42.9	0.6	28.7	0.8	14.2	49.5
Other selling, general and administrative expenses	79.8	1.1	51.5	1.5	28.3	55.0
Selling, general and administrative expenses	$2,126.9	31.7%	$1,622.0	46.7%	$504.9	31.1%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher product sourcing costs, as well as the significant steps taken to reduce selling, general and administrative expenses during the period stores were closed during Fiscal 2020. Additionally, store payroll costs, occupancy, and incentive compensation drove higher expense during Fiscal 2021.

Costs related to debt issuances and amendments

During Fiscal 2021, we incurred $3.3 million of legal and placement fees related to the refinancing of our Term Loan Facility. During the Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $2.5 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense amounted to $183.1 million during the nine month period ended October 30, 2021 compared with $163.7 million during the nine month period ended October 31, 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $3.2 million during the nine month period ended October 30, 2021, related to the impairment of one store down to its expected sale price, as well as declines in revenues and operating results for five stores. Impairment charges on long-lived assets were $5.6 million during the nine month period ended October 31, 2020, related to store-level assets at 14 stores.

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

Other income - net

Other income improved $6.0 million to $10.3 million during the nine months ended October 30, 2021, primarily driven by the sale of state tax credits during Fiscal 2021.

Loss on Extinguishment of Debt

During Fiscal 2021, we incurred a debt extinguishment charge of $86.4 million related to the partial repurchase of the Convertible Notes, $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $17.8 million during the nine month period ended October 30, 2021 to $52.7 million, compared to the same period in the prior year. The decrease was primarily driven by the adoption of ASU 2020-06, which eliminated the amortization of debt discount previously associated with the Convertible Notes. The decrease was also driven by the partial repurchase of $160.4 million of Convertible Notes, redemption in full of the $300.0 million Secured Notes, as well as paydown of our ABL Line of Credit during Fiscal 2020.

The average interest rates and average balances related to our variable rate debt for the nine month period ended October 30, 2021 compared with the prior year, are summarized in the table below:

		Nine Months Ended
		October 30,	October 31,
		2021	2020
Average balance – ABL Line of Credit (in millions)	$	̶̶	$276.2
Average interest rate – ABL Line of Credit		̶̶	2.0%
Average balance – Term Loan Facility (in millions) (a)		$961.2	$961.4
Average interest rate – Term Loan Facility		2.0%	2.3%

(a)
Excludes original issue discount.

Income tax expense (benefit)

Income tax expense was $79.8 million during the nine month period ended October 30, 2021 compared with income tax benefit of $253.3 million during the nine month period ended October 31, 2020. The effective tax rate for the nine month period ended October 30, 2021 was 21.7% compared with 40.5% during the nine month period ended October 31, 2020. The income tax benefit in the prior year was a result of the pre-tax loss and the carry-back of net operating losses arising in 2020 to the five prior tax years, as permitted under the CARES Act. The higher income tax rate in the prior year is a function of prior year losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate.

Net income (loss)

We earned net income of $287.2 million during the nine month period ended October 30, 2021 compared with a net loss of $372.5 million for the nine month period ended October 31, 2020. This improvement was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021.

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

As a result of the uncertainty regarding the COVID-19 pandemic, the Company took a number of measures to manage its cash flow. These measures included carefully managing operating expenses, working capital and capital expenditures, as well as temporarily suspending the Company’s share repurchase program. We resumed the share repurchase program during the third quarter of Fiscal 2021.

We completed several debt transactions in order to facilitate increased financial flexibility in response to the COVID-19 pandemic. During March 2020, we borrowed $400.0 million on our existing ABL Line of Credit. We repaid $150.0 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020. On April 16, 2020, we issued $805.0 million of our Convertible Notes, and through BCFWC, issued $300.0 million of Secured

Notes. The proceeds of the Convertible Notes are being used for general corporate purposes. On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. Additionally, during the third quarter of Fiscal 2021, we repurchased $160.4 million of principal on the Convertible Notes.

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

Cash Flow for the Nine Month Period Ended October 30, 2021 Compared With the Nine Month Period Ended October 31, 2020

We used $194.9 million of cash during the nine month period ended October 30, 2021 compared with a generation of $945.6 million during the nine month period ended October 31, 2020.

Net cash provided by operating activities amounted to $608.4 million during the nine month period ended October 30, 2021, compared with a use of $116.9 million during the nine month period ended October 31, 2020. The increase in our operating cash flows was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our strong sales performance during Fiscal 2021.

Net cash used in investing activities was $233.3 million during the nine month period ended October 30, 2021 compared with $215.3 million during the nine month period ended October 31, 2020. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $570.0 million during the nine month period ended October 30, 2021 compared with net cash provided of $1,277.9 million during the nine month period ended October 31, 2020. This change was primarily driven by our cash flow management efforts during Fiscal 2020 in response to the COVID-19 pandemic, which included drawing $400.0 million on our ABL Line of Credit, issuing $805.0 million of our Convertible Notes, and through BCFWC, issuing $300.0 million of Secured Notes, and temporarily suspending our share repurchase program. We repaid $150.0 million on the ABL Line of Credit during the second quarter of Fiscal 2020. On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. During the third quarter of Fiscal 2021, we repurchased $160.4 million of the Convertible Notes for a combination of $92.3 million in cash, inclusive of third party fees, and 513,991 shares of common stock. Additionally, during the third quarter of Fiscal 2021, we repurchased shares of common stock for $150.0 million under our share repurchase program.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at October 30, 2021 of $686.0 million compared with $887.6 million at October 31, 2020. The decrease in working capital was primarily due to an increase in accounts payable and a decrease in cash and cash equivalents, partially offset by an increase in merchandise inventories. We had working capital at January 30, 2021 of $820.0 million.

Capital Expenditures

For the nine month period ended October 30, 2021, cash spend for capital expenditures, net of $24.6 million of landlord allowances, amounted to $213.9 million. We estimate that we will spend approximately $425 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2021, including approximately $175 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $120 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Programs

On August 14, 2019, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which expired in August 2021. On August 18, 2021, our board of directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. This repurchase program is funded using our available cash and borrowings under the ABL Line of Credit.

During Fiscal 2021, we repurchased 512,363 shares of common stock for $150.0 million under this repurchase program. As of October 30, 2021, we had $250.0 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended October 30, 2021, we opened 93 new stores, inclusive of 17 relocations, and closed five stores, exclusive of the aforementioned relocations, bringing our store count as of October 30, 2021 to 832 stores. During Fiscal 2021, we plan to open 77 net new stores, which includes approximately 101 gross new stores, along with approximately 24 store relocations and closings.

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

Debt and Hedging

As of October 30, 2021, our obligations, inclusive of original issue discount, include $952.8 million under our Term Loan Facility, $644.6 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $45.0 million of finance lease obligations as of October 30, 2021.

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

At October 30, 2021, our borrowing rate related to the Term Loan Facility was 2.1%.

ABL Line of Credit

At October 30, 2021, we had $541.0 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the nine month period ended October 30, 2021.

Convertible Notes

On April 16, 2020, we issued $805.0 million of Convertible Notes. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur.

The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the third quarter of Fiscal 2021, we entered into separate, privately negotiated the Exchange Agreements with certain holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of our common stock. This exchange resulted in a pre-tax debt extinguishment charge of $86.4 million in the three month period ended October 30, 2021. See Note 4, “Long Term Debt,” for additional information.

Secured Notes

On April 16, 2020, BCFWC, issued $300.0 million of Senior Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest was payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit.

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

Certain Information Concerning Contractual Obligations

We had $1,766.0 million of purchase commitments related to goods that were not received as of October 30, 2021, and had $3,558.4 million of future minimum lease payments under operating leases as of October 30, 2021. Additionally, we redeemed the full $300.0 million aggregate principal amount of the Secured Notes, and we extended and repriced the Term Loan Facility during the second quarter of Fiscal 2021. During the third quarter of Fiscal 2021, we also repurchased $160.4 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2020 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of the third quarter of Fiscal 2021, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2020 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements may include, but are not limited to, future impacts of the COVID-19 pandemic, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions; pandemics, including the duration of the COVID-19 pandemic and actions taken to slow its spread and the related impact on consumer confidence and spending; increased freight and labor costs associated with industry-wide supply chain issues; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability of desirable store locations on suitable terms; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including tax and trade policies, tariffs and government regulations; weather patterns, including, among other things, changes in year-over-year temperatures; our future profitability; our ability to control costs and expenses; unforeseen cyber-related problems or attacks; any unforeseen material loss or casualty; the effect of inflation; regulatory and tax changes; our relationships with employees; the impact of current and future laws and the interpretation of such laws; terrorist attacks, particularly attacks on or within markets in which we operate; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our substantial level of indebtedness and related debt-service obligations; restrictions imposed by covenants in our debt agreements; availability of adequate financing; our dependence on vendors for our merchandise; domestic events affecting the delivery of merchandise to our stores; existence of adverse litigation; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, October 30, 2021. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 30, 2021.

During the quarter ended October 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 30, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1, 2021 through August 28, 2021	49	$338.95	—	$400,000
August 29, 2021 through October 2, 2021	512,452	$292.78	512,363	$249,990
October 3, 2021 through October 30, 2021	63	$276.99	—	$249,990
Total	512,564		512,363

(1)
The number of shares purchased between August 1, 2021 and August 28, 2021, between August 29, 2021 and October 2, 2021 and between October 3, 2021 and October 30, 2021 include 49 shares, 89 shares and 63 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)
On August 18, 2021, our board of directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Unregistered Sales of Equity Securities

During the three fiscal months ended October 30, 2021, certain holders of the Convertible Notes exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of our common stock. These exchange transactions closed on September 9, 2021. The shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
31.1†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 23, 2021