Form 10-K
period 2022-01-29
Burlington Stores, Inc.
filed 2022-03-16
CIK 1579298

99%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ a

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant on July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,270,802,256. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of February 26, 2022, there were 66,491,659 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2020 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Parsippany, New Jersey

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 29, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may relate to such matters as future impacts of the COVID-19 pandemic, our future actions, including expected store openings and closings, ongoing strategic initiatives and the intended results of those initiatives, future performance or results of current and anticipated sales, expenses, interest rates, and results, the effect of the adoption of recent accounting pronouncements and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the events or results anticipated in these forward-looking statements as a result of a variety of factors, including each of the factors discussed in Item 1A, Risk Factors as well as risks and uncertainties discussed elsewhere in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual future events or results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 840 stores as of January 29, 2022, in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by driving comparable store sales growth, expanding and enhancing our retail store base, and enhancing operating margins. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2022” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 52-week fiscal year ended January 29, 2022 (Fiscal 2021). The fiscal years ended January 30, 2021 (Fiscal 2020) and February 1, 2020 (Fiscal 2019) also consisted of 52 weeks.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, we began the temporary closing of some of our stores, and effective March 22, 2020, we made the decision to temporarily close all of our stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. We began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter of Fiscal 2020.

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

In order to maintain financial flexibility during these uncertain times, we completed several debt transactions in the first quarter of Fiscal 2020. Refer to Note 7, "Long Term Debt," for further discussion regarding these debt transactions.

Additionally, we took the following steps to further enhance its financial flexibility:

•
Carefully managed operating expenses, working capital and capital expenditures, including ceasing substantially all buying activities while stores were closed. We subsequently resumed its buying activities, while continuing its conservative approach toward operating expenses and capital expenditures;
•
Negotiated rent deferral agreements with landlords, which were substantially complete as of the end of Fiscal 2021;
•
Temporarily suspended our share repurchase program, which resumed during the third quarter of Fiscal 2021;
•
Our CEO voluntarily agreed to not take a salary; our Board of Directors voluntarily forfeited their cash compensation; our executive leadership team voluntarily agreed to decrease their salary by 50%; and smaller salary reductions were temporarily put in place for all associates through a certain level. This compensation was reinstated once substantially all of our stores re-opened; and
•
The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on the our merchandise, we recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on the Consolidated Statement of Income (Loss).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. As a result of amending prior returns to carry back the federal net operating loss generated on the Fiscal 2020 tax return, we expect to obtain a one-time tax refund of $245.5 million, which is included in the line item “Prepaid and other current assets” on our Consolidated Balance Sheet.

Our Stores

Over 99% of our net sales are derived from stores we operate as Burlington Stores. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality, current, brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of merchandise, including: women’s ready-to-wear apparel, accessories, footwear, menswear, youth apparel, baby, home, coats, beauty, toys and gifts. Our broad selection provides a wide range of apparel, accessories and furnishings for all ages. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods. Furthermore, we believe the “treasure hunt” nature of the off-price buying experience drives frequent visits to our stores.

We believe the breadth of our selection and our ability to successfully operate in stores of varying square footage represents a competitive advantage. We believe that, as we continue to reduce our comparable store inventory, we will be able to reduce the square footage of our stores while continuing to maintain our broad assortment.

Our store base is geographically diversified with stores located in 45 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	49
AL	7	MA	20	OH	28
AR	6	MD	19	OK	8
AZ	17	ME	3	OR	5
CA	88	MI	22	PA	40
CO	13	MN	11	PR	12
CT	14	MO	11	RI	5
DE	3	MS	3	SC	11
FL	80	NC	25	SD	1
GA	26	ND	1	TN	14
IA	4	NE	4	TX	91
ID	2	NH	4	UT	9
IL	41	NJ	41	VA	23
IN	16	NM	4	WA	15
KS	5	NV	12	WI	10
KY	8

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 840 stores as of January 29, 2022. Based on our smaller store prototype, as well as the opportunity presented by accelerating retail disruption and industry wide store closures, we have increased our long-term store target to 2,000 stores, up from our previous store target of 1,000 stores, which was established in connection with our IPO in 2013. If we identify appropriate locations, including locations that fit our smaller store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Stores (beginning of period)	761	727	675
Stores opened(a)(b)	84	45	60
Stores closed(a)	(5)	(11)	(8)
Stores (end of period)	840	761	727

(a)
Exclusive of relocations.
(b)
Stores opened during Fiscal 2021, Fiscal 2020 and Fiscal 2019 had an average size of approximately 31,000, 40,000 and 42,000 square feet, respectively.

The total gross square footage of all stores as of the end of Fiscal 2021, Fiscal 2020, and Fiscal 2019 were 49.6 million, 48.0 million, and 47.4 million, respectively. Of this total square footage, the area that represents the total selling square footage for all stores as of the end of Fiscal 2021, Fiscal 2020, and Fiscal 2019 were 30.0 million, 32.3 million, and 32.0 million respectively. Total selling square footage decreased in Fiscal 2021 despite opening 79 net new stores, primarily due to optimizing the selling space at existing locations, as well as the smaller size of our new stores compared to prior years.

Distribution and Warehousing

We have five distribution centers that shipped approximately 99% of merchandise units to our stores in Fiscal 2021. The remaining 1% of merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our three west coast distribution centers are located in San Bernardino, California, Redlands, California, and Riverside, California. These five distribution centers occupy an aggregate of 3,784,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease for an additional distribution center in Logan, New Jersey occupying approximately 1,029,000 square feet. This building is expected to be operational for storage during Fiscal 2022, and for processing and shipping during Fiscal 2023.

We also operate warehousing facilities to support our distribution centers. The east coast has three supporting warehouses located in Burlington, New Jersey. The west coast has two supporting warehouses, located in Redlands, California and San Bernardino, California. These five warehousing facilities occupy an aggregate of 2,058,000 square feet and primarily serve as storage facilities.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	678,000	Leased
Logan, New Jersey (b)	2022	1,029,000	Leased
San Bernardino, California (E. Mill St)	2006	758,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)	2021	900,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	402,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Burlington, New Jersey (Daniels Way)	2020	208,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased
San Bernardino, California (Waterman Ave)	2020	394,000	Leased

(a) Inclusive of corporate offices.

(b) The lease for this distribution center was signed during Fiscal 2021 and is expected to become operational during Fiscal 2022 for storage and Fiscal 2023 for processing and shipping.

In addition to the distribution centers that we operate, we have arrangements with third parties for the use of pool point facilities, which we believe streamline and optimize our distribution network.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. In training our associates, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride.

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

Our Off-Price Sourcing and Merchandising Model

We believe that our ability to chase sales within the off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and priced right. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers that are continually focused on improving comparable store inventory turnover, inventory age and freshness of merchandise.

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, wide breadth of our product categories, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 5% of our net purchases during Fiscal 2021, Fiscal 2020 or Fiscal 2019. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category over the last three fiscal years was as follows:

Category	Fiscal 2021	Fiscal 2020	Fiscal 2019
Ladies apparel	23%	20%	21%
Accessories and shoes	23%	24%	26%
Home	20%	21%	17%
Mens apparel	16%	16%	17%
Kids apparel and baby	14%	15%	15%
Outerwear	4%	4%	4%

Certain classifications have been updated in the above table compared to prior years in order to conform to the manner in which we manage our operations. These updates include a shift in certain cold weather categories from apparel to accessories and footwear, as well as in certain gifts, electronics, automotive and other miscellaneous categories from menswear to home. Prior year amounts have been reclassified to conform to the current period presentation.

The sales mix for Fiscal 2020 in the above table was significantly impacted by the COVID-19 pandemic, and may not be reflective of continuing trends.

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

Our Board of Directors and Board committees provide oversight on certain human capital matters. For example, our Compensation Committee is responsible for, among other things, developing and reviewing executive management succession plans and reviewing our compensation policies for executives and associates generally to assess (i) whether the compensation structure establishes appropriate incentives and (ii) the risks associated with such policies and practices. In addition, our Nominating and Corporate Governance Committee provides oversight of the social, political and environmental trends, issues and concerns, including legislative and regulatory developments, that could significantly affect our public affairs.

Associates

As of January 29, 2022, we employed 62,395 associates, including 47,592 part-time and seasonal associates. Of those associates, 86% worked in our stores, 10% worked in our distribution centers and 4% worked in our corporate organization. As of January 29, 2022, 74% of our associates self-identified as female and 78% of our associates self-identified as having a racial or ethnic minority background.

Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of January 29, 2022, associates at one of our stores were subject to a collective bargaining agreement.

Corporate Culture

We recognize the critical importance of talent and culture to our success. Our value proposition, “Our Burlington,” which defines who we are as an employer and what is important to us as a team, is based on five tenets:

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

We conduct an annual associate survey to measure associate engagement. The survey results help us understand the associate experience, evaluate our performance, identify our strengths and pinpoint opportunities for improvement. Our 2021 survey, which included feedback from more than 43,000 associates, revealed: 92% believe Burlington makes it easy for people from diverse backgrounds to fit in and be accepted; 90% reported that their manager treats them with dignity and respect; and 86% believe in our Core Values.

Diversity, Equity and Inclusion

As Burlington continues to grow, innovate, and thrive, we are integrating diversity, equity, and inclusion (DEI) best practices across the entire spectrum of business functions. In 2021, Burlington developed a new DEI strategy and governance framework to support this effort.
Our DEI strategy consists of five pillars that support all areas of the business:

•
Leadership & Workforce Diversity

•
Inclusive & Equitable Environments for Associates and Customers

•
Enhanced Education & Awareness

•
Product, Vendor & Supplier Diversity

•
Community Advocacy

Further evidencing our commitment to advancing DEI, Burlington welcomed three new DEI leaders since the beginning of Fiscal 2021, who will oversee our ongoing efforts. The DEI team will be further supported by an enhanced governance structure consisting of additional DEI counsels to support corporate, merchandising, distribution centers, and field/store operations, along with expanded Associate Resource Groups, which will give associates more ways to participate in DEI efforts as members of an associate-led community.

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

Compensation and Benefits

As part of our commitment to offer competitive wages, Burlington works to ensure that our pay structure aligns with industry standards. In addition to being merit based, Burlington reviews compensation for all associates at every level of the business based on market analysis, seeking to ensure associates are fairly and appropriately compensated. Through this process, we have increased the wages of our hourly associates every year since 2010. We also offer a wide array of benefits for our associates and their families, including health and wellness and retirement benefits.

Customer Demographic

Our core customer is 25-49 years old, has an average annual household income of $25,000-$100,000, and is more ethnically diverse than the general population. The core customer is educated, resides in mid- to large-sized metropolitan areas and shops for themselves, their family, and their home. We appeal to value seeking and brand conscious customers who understand the off-price model and love the thrill of the hunt.

Marketing and Advertising

We use a mix of broad-based and targeted marketing strategies to efficiently deliver the right message to our audience at the right time. Broad-based strategies include television and radio, while our digital and streaming audio strategies allow for more personalized and targeted messaging. Email reaches our best customers, while social marketing, including relationships with influencers, allows for authentic consumer engagement.

During Fiscal 2020, we made a strategic business decision to transition from an e-commerce website to a marketing content-based website designed to inspire consumers to shop in stores. Today, Burlington.com highlights our great merchandise values, while encouraging customers to discover fantastic deals on the brands and products they love - from stylish apparel to everything they need and want for their entire family and home. Merchandise sold directly from our website represented approximately 0.5% of our total sales in Fiscal 2019.

During Fiscal 2019, we launched a private label credit card program in all our stores. We believe this program has the potential to deepen customer loyalty, inform customer contact strategies, and drive increases in trip frequency and transaction size.

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

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize a higher level of sales and net income. Weather is also a contributing factor to the sale of our merchandise. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

Trademarks

We are the owner of certain registered and common law trademarks, service marks and tradenames (collectively referred to as the Marks) that we use in connection with our business. Our Marks include, but are not limited to, “Burlington Stores,” “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “MJM Designer Shoes,” “B” and “Baby Depot.” We consider these Marks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these Marks endure for as long as they are used.

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

Macroeconomic, Industry and Business Risks

The COVID-19 pandemic has significantly adversely impacted and is expected to continue to adversely impact our business.

Governmental authorities nationally and locally have taken numerous actions and mandated various restrictions in an effort to slow the spread of COVID-19, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, temporary closure of non-essential businesses and quarantining of people who may have been exposed to the virus. While several of these measures have since eased, other restrictions such as vaccine and mask mandates and testing requirements have been newly imposed or proposed, and the recovery process is uncertain. The COVID-19 pandemic has had a sustained adverse impact on global economic activity and caused significant volatility and negative pressure in financial markets, labor markets and the global supply chain.

The pandemic has disrupted our business and has had a significant adverse impact on our financial performance and condition, operating results, liquidity and cash flows. In particular, in Fiscal 2020, the Company temporarily closed all of its stores, distribution centers (other than processing of received inventory) and corporate offices for a period of months to combat the rapid spread of COVID-19. In addition, as a result of the uncertainty regarding the COVID-19 pandemic, the Company took a number of measures in Fiscal 2020 to manage its liquidity, including careful management of operating expenses, working capital and capital expenditures, as well as temporarily suspending the Company’s share repurchase program.

Future outbreaks of COVID-19 may continue to adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. Factors that could negatively impact our ability to successfully operate during the current or future outbreaks of the COVID-19 pandemic, either more broadly or within our stores, include:

•
our ability to continue to operate and preserve liquidity;

•
our ability to retain and incentivize associates;

•
our ability to manage supply chain disruptions due to closed factories or distribution centers or other events, reduced workforces or labor shortages, increased labor and materials costs, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas;

•
reduced demand for the merchandise we sell or our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs, challenges and expenses of updating, procuring and replacing inventory;

•
delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;

•
fluctuations in regional and local economies, including inflation, and related impacts on consumer confidence and spending;

•
our ability to attract customers to our stores, and the willingness of our associates to staff our stores and distribution centers, given the risks, or perceived risks, of gathering in public places;

•
our ability to negotiate payment terms with vendors and landlords;

•
the impact of pandemic-related litigation or claims from customers, associates, suppliers, regulators or other third parties;

•
incremental costs to operate during a pandemic, including costs of implementing additional safety measures; and

•
difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities.

The extent of the continuing impact of the COVID-19 pandemic on our business, financial performance and condition, operating results, liquidity and cash flows will depend largely on future developments, including the production and administration of effective medical treatments and vaccines, the timing and extent of the recovery in traffic and consumer spending at our stores, additional costs and delays related to our supply chain, reduced workforces or labor shortages and scarcity of raw materials, and any future required store closures because of COVID-19 resurgences, all of which are highly uncertain and cannot be predicted. COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Annual Report.

A downturn in general economic conditions or consumer spending or inflationary conditions could adversely affect our business.

Consumer spending habits are affected by, among other things, prevailing global economic conditions, inflation, including the costs of basic necessities and other goods, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook (such as that caused by the COVID-19 pandemic) or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war, and public health issues such as pandemics or epidemics could have the effect of disrupting supplies and raising prices globally (such as that caused by the COVID-19 pandemic) which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We have also experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods. There can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

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

Many stakeholders, including investors, customers, consumers and others, have increasingly focused on environmental sustainability and corporate social responsibility matters, including climate change, packaging and waste reduction, energy consumption, and diversity and inclusion. Our disclosure on these matters and our failure, or perceived failure, to meet our commitments and otherwise effectively address these matters, could harm our reputation, which could negatively impact our business, our relationship with our various stakeholders, and our results of operations.

Extreme and/or unseasonable weather conditions caused by climate change or otherwise, or natural disasters, could have a significant adverse effect on our business.

Our business is susceptible to risks associated with climate change, which may cause more frequent and extreme weather events. Extreme weather conditions in the areas in which our stores or distribution centers are located - especially in areas with a high concentration of our stores - could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period caused by climate change or otherwise might make it difficult for our customers or employees to travel to our stores. In addition, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances also could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores.

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

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth. While have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term, the success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

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

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion with our buyers, which subjects us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we execute inventory localization initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our reputation.

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

If any of the foregoing occurs, our growth and profitability may be negatively impacted.

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

Our performance depends on recruiting, developing, training and retaining quality sales, systems, distribution center and other employees in large numbers as well as experienced buying and management personnel, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. Many of our store and distribution center employees are in entry level or part-time positions with historically high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase including in light of the ongoing “great resignation” occurring throughout the U.S. economy. Availability and skill of employees may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively.

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

Over the past few years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we continue to evaluate the impact of currently effective tariffs, as well as any additional proposed tariffs, on our supply chain, costs, sales and profitability. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

Finally, as the COVID-19 pandemic continues, we could continue to experience supply disruptions, reduced workforces or labor shortages, transportation delays, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, each of which could have a material adverse effect on our business and results of operations.

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

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other material cybersecurity incidents, including the loss of individually identifiable customer or other sensitive data, we may incur substantial costs and suffer other negative consequences, which may include:

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

Building brand reputation is important to our continuing success. Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by or situations involving our vendors (or their contractors or subcontractors), the landlords for our stores, or our associates outside of work, and may pertain to social or political issues or protests largely unrelated to our business. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms and similar devices at any time, which information may be adverse to our reputation or business.

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

We are subject to federal, state and local laws, rules and regulations in the operation of our business. In addition to complying with current laws, rules and regulations, we must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. Complying with local zoning codes, real estate land use restrictions, employment-related laws, and other local laws across numerous jurisdictions is particularly challenging as we grow the number of our stores in new municipalities and need to stay abreast of changes in such local laws. The increasing proliferation of local laws, some of which may be conflicting, further complicates our efforts to comply with all of the various laws, rules and regulations that apply to our business. We could also be negatively impacted by changes in government regulations in areas including taxes (such as the increase in the corporate tax rate proposed by the Biden administration), healthcare and environmental protection.

All of the above legal, regulatory and administrative requirements collectively affect multiple aspects of our business, including those involving labor and employment benefits; health, welfare and finance; real estate management; consumer protection and product safety; climate change, supply chain, energy and waste; electronic communications, data protection and privacy; protection of third party intellectual property rights; and income taxes. Changes to these laws and regulations could increase our costs of compliance or of doing business, and could adversely affect our operating results. In addition, we require our vendors to adhere to various conduct, compliance and other requirements, including those relating to employment and labor (including wages and working conditions), health and safety, and anti-bribery standards. Although we have implemented policies and procedures to facilitate compliance with laws and regulations, this does not guarantee that vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If we or other third parties with whom we do business fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our business operations and financial performance.

We are primarily self-insured and we purchase insurance only for catastrophic types of events for such risks as workers’ compensation, employment practices liability, employee health benefits, product and other general liability claims, among others. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results.

Issues with merchandise safety and shrinkage could damage our sales and financial results.

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

In addition, risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of associates, customers, vendors or other third parties. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.

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

As of January 29, 2022, our obligations include (i) $950.7 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility) and (ii) $572.3 million under the Convertible Notes. We had no outstanding balance on our $650.0 million asset-based lending facility (ABL Line of Credit) as of January 29, 2022. Our debt obligations also include $43.9 million of finance lease obligations as of January 29, 2022. Estimated cash required to make interest payments for these debt obligations amounts to approximately $33.1 million in the aggregate for the fiscal year ending January 28, 2023.

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

If an event of default under any of the agreements relating to our outstanding indebtedness occurred, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, resulting in a need for an alternate source of funding. We cannot make any assurances that we would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and our inability to do so could cause the holders of our securities to experience a partial or total loss of their investments in the Company. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness through foreclosure proceedings and/or by forcing us into bankruptcy or liquidation. In addition, any event of default or acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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

The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

Certain of our credit agreements currently use LIBOR as a reference rate to calculate interest rates. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, and most LIBOR tenors are not expected to be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced an alternative to U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (SOFR). However, the market transition away from LIBOR is complicated, and there can be no assurance that SOFR will become a widely accepted benchmark in place of LIBOR.

To address a potential transition away from LIBOR, the Term Loan Facility and ABL Line of Credit agreements each were amended in 2021 to provide for an agreed upon methodology to replace LIBOR with a SOFR-based rate (or, if a SOFR-based rate is unavailable, amend such agreements to substitute LIBOR with an agreed replacement rate), subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period. However, there is no guarantee that any such amendment to adopt a replacement rate would be agreed by the applicable agents and lenders or that such consents would be obtained, and in such event we would be required to pay a rate of interest higher than expected on the amount owed under such agreements where the interest rate is subject to LIBOR. We have also entered into LIBOR based interest rate swap agreements to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. Any replacement of LIBOR as the basis on which interest on our floating-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, any successor rate to SOFR under our Term Loan Facility and ABL Line of Credit agreements may not have the same characteristics as SOFR or LIBOR, and each of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2021, our stock price fluctuated from a high of $357.34 to a low of $206.70. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

Because we do not intend to pay cash dividends in the near term, stockholders may not receive any return on investment unless they are able to sell their common stock for a price greater than their purchase price, and we cannot guarantee that we will continue to repurchase our common stock pursuant to our stock repurchase program.

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

Furthermore, although our Board of Directors has authorized a share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time. For example, during Fiscal 2020 we temporarily suspended our share repurchase program in response to uncertainty caused by the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We own the land and/or buildings for 30 of our stores and have leases for 810 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey distribution center and an office facility.

During Fiscal 2021, we expanded our existing 35,000 square feet of leased space in our east coast buying office in New York City by an additional 33,000 square feet, and early in Fiscal 2022, we expanded our existing 25,000 square feet of leased space in our west coast buying office in Los Angeles, California by an additional 25,000 square feet.

As described in Item 1, Business, we currently operate multiple distribution centers and warehousing facilities.

Item 3. Legal Proceedings

Like many retailers, the Company has been named in potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection and other statutes. In the normal course of business, we are also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 16 to our Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.”

Holders

As of February 26, 2022, we had 217 holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from January 28, 2017 through January 29, 2022, with the return on the Standard & Poor’s (S&P) 500 Index and the S&P Retailing Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
Burlington Stores Inc.
S&P 500
S&P 500 Retailing Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
Burlington Stores, Inc.	$100.00	$143.06	$212.42	$268.78	$307.63	$284.62
S&P 500 Index	$100.00	$120.37	$117.95	$140.56	$161.86	$193.14
S&P Retailing Index	$100.00	$139.89	$150.18	$179.48	$252.16	$265.45

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 29, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 31, 2021 through November 27, 2021	155	$290.91	—	$249,990
November 28, 2021 through January 1, 2022	344,776	$290.30	344,492	$149,984
January 2, 2022 through January 29, 2022	—	$—	—	$149,984
Total	344,931		344,492

(1)
The number of shares purchased between October 31, 2021 and November 27, 2021, and between November 28, 2021 and January 1, 2022 include 155 shares and 284 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs. There were no shares repurchased between January 2, 2022 and January 29, 2022.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.

(3)
On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. Subsequent to January 29, 2022 (February 16, 2022), our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024. For a further discussion of our share repurchase programs, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context requires otherwise, references to “the Company,” “we,” “our,” or “us” refer to Burlington Stores, Inc. and its consolidated subsidiaries.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth under the caption above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this Annual Report.

General

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 840 stores as of January 29, 2022 in 45 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

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

•	Negotiated rent deferral agreements with landlords, which are substantially complete as of the end of Fiscal 2021.

•	Suspended our share repurchase program, which resumed during the third quarter of Fiscal 2021.
•

Our CEO voluntarily agreed to not take a salary, our Board of Directors voluntarily forfeited their cash compensation, our executive leadership team voluntarily agreed to decrease their salary by 50% and smaller salary reductions were temporarily put in place for all associates through a certain level. This compensation was reinstated once substantially all of our stores re-opened.

•

The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on our merchandise, we recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on our Consolidated Statement of Income (Loss).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. As a result of amending prior returns to carry back the federal net operating loss generated on the Fiscal 2020 tax return, we expect to obtain a one-time tax refund of $245.5 million, which is included in the line item “Prepaid and other current assets” on our Consolidated Balance Sheet.

Store Openings, Closings and Relocations

During Fiscal 2021, we opened 101 new stores, inclusive of 17 relocations, and closed five stores, exclusive of the aforementioned relocations, bringing our store count as of January 29, 2022 to 840 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending January 28, 2023 (Fiscal 2022), we plan to open approximately 90 net new stores, which includes approximately 120 gross new stores, along with approximately 30 store relocations and closings.

Ongoing Initiatives for Fiscal 2022

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution centers, and corporate offices in March 2020. As we’ve re-opened our stores and distribution centers, we continue to keep health and safety as a top priority.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability. These initiatives include, but are not limited to:

•
Driving Comparable Store Sales Growth.

We intend to continue to increase comparable store sales through the following initiatives:

•
More Effectively Chasing the Sales Trend. We plan sales using conservative comparable stores sales growth, holding and controlling liquidity, closely analyzing the sales trend by business, and remaining ready to chase that trend. We believe that these actions will also allow us to take more advantage of great opportunistic buys.
•
Operating with Leaner Inventories. We are planning to carry less inventory in our stores going forward, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.
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
•
Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•
Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. As a result of our smaller store prototype, we have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term.
•
Maintaining Focus on Unit Economics and Returns. We have adopted a market focused approach to new store openings in more productive retail locations, with a specific focus on maximizing sales while achieving attractive unit economics and returns. Additionally, as we continue to execute our smaller store prototype, we believe we can reduce occupancy and operating expenses.
•
Enhancing the Store Experience. We continue to invest in select store relocations and downsizes to improve the customer experience, taking into consideration the age, size, sales, and location of a store. Relocations provide an opportunity, upon leases expiration, to right-size our stores, improve our competitive positioning, incorporate our new prototype store designs and reduce occupancy costs. Downsizes provide an opportunity to right-size our stores, within our existing space, improve co-tenancy, incorporate all of our new store designs and reduce occupancy costs During Fiscal 2021, we relocated or downsized a total of 20 stores.
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
•
Challenging Expenses to Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, by more conservatively planning our comparable store sales growth, we are forcing even tighter expense control throughout all areas of our business. We believe that this should put us in a strong position to drive operating leverage on any sales ahead of the plan. Additionally, we plan to continue challenging the processes and operating norms throughout the organization with the belief that this will lead to incremental efficiency improvements and savings.

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

COVID-19. The extent of the continuing impact of the COVID-19 pandemic on our business will depend largely on future developments, including the production and administration of effective medical treatments and vaccines, the timing and extent of the recovery in traffic and consumer spending at our stores, additional costs and delays related to our supply chain, reduced workforces or labor shortages and scarcity of raw materials, and any future required store closures because of COVID-19 resurgences. COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

General Economic Conditions. Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, including the costs of basic necessities and other goods, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels.

A broad, protracted slowdown in the U.S. economy, an extended period of high unemployment rates, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the continuing COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world, such as the current conflict in Ukraine, could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

Industry-wide supply chain issues have led to increased freight and labor costs during Fiscal 2021 and may continue to add pressure on margins into Fiscal 2022. These costs significantly impacted results in Fiscal 2021 and there remains significant uncertainty around when and if freight costs will return to pre-pandemic levels. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

We have also experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods. There can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income (loss). We earned net income of $408.8 million during Fiscal 2021 compared with a net loss of $216.5 million during Fiscal 2020. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021, partially offset by debt extinguishment charges during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBIT as net income (loss), exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense(benefit); (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We present Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from what we consider to be our core operating results are useful supplemental measures that assist investors and management in evaluating our ability to generate earnings and leverage sales, and to more readily compare core operating results between past and future periods.

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

During Fiscal 2021, Adjusted Net Income (Loss) improved $742.7 million to $573.2 million. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$408,839	$(216,499)	$465,116
Net favorable lease costs (a)	21,914	24,078	35,761
Non-cash interest expense on convertible notes (b)	—	23,988	—
Costs related to debt issuances and amendments (c)	3,419	3,633	(375)
Loss on extinguishment of debt (d)	156,020	202	—
Impairment charges	7,748	6,012	4,315
Litigation matters (e)	—	22,788	—
E-commerce closure (f)	—	1,549	—
Tax effect (g)	(24,741)	(35,273)	(10,083)
Adjusted Net Income (Loss)	$573,199	$(169,522)	$494,734

(a) Net favorable lease costs represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss).

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
net interest expense;
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
income tax expense (benefit); and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During Fiscal 2021, Adjusted EBITDA improved $1,113.6 million to $1,050.9 million. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$408,839	$(216,499)	$465,116
Interest expense	67,502	97,767	50,826
Interest income	(189)	(1,253)	(1,720)
Loss on extinguishment of debt (a)	156,020	202	—
Costs related to debt issuances and amendments (b)	3,419	3,633	(375)
Litigation matters (c)	—	22,788	—
E-commerce closure (d)	—	1,549	—
Depreciation and amortization (e)	271,132	244,273	246,109
Impairment charges	7,748	6,012	4,315
Income tax expense (benefit)	136,459	(221,124)	115,409
Adjusted EBITDA	$1,050,930	$(62,652)	$879,680

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

(e) Includes $21.9 million, $23.9 million, and $35.4 million of favorable lease costs included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss) for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income (loss) or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
net interest expense;
•
losses on the extinguishment of debt;
•
costs related to debt issuances and amendments;
•
net favorable lease cost;
•
amounts charged for certain litigation matters;
•
impairment charges on long-lived assets;
•
costs related to closing the e-commerce store;
•
income tax expense (benefit); and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During Fiscal 2021, Adjusted EBIT improved $1,084.6 million to $801.7 million. This increase was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$408,839	$(216,499)	$465,116
Interest expense	67,502	97,767	50,826
Interest income	(189)	(1,253)	(1,720)
Loss on extinguishment of debt (a)	156,020	202	—
Costs related to debt issuances and amendments (b)	3,419	3,633	(375)
Net favorable lease costs (c)	21,914	24,078	35,761
Impairment charges	7,748	6,012	4,315
Litigation matters (d)	—	22,788	—
E-commerce closure (e)	—	1,549	—
Income tax expense (benefit)	136,459	(221,124)	115,409
Adjusted EBIT	$801,712	$(282,847)	$669,332

(a) Amounts relate to the partial repurchase of the Convertible Notes, the full redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.

(b) Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the Secured Notes and the Convertible Notes.

(c) Net favorable lease costs represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss).

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

For Fiscal 2021, we define comparable store sales as merchandise sales of those stores, commencing on the first day of the fiscal month two years after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. Comparable store sales increased 15% and 3% in full year periods for Fiscal 2021 and Fiscal 2019, respectively. Comparable store sales were not meaningful for Fiscal 2020 due to the temporary store closures resulting from the COVID-19 pandemic.

Various factors affect comparable store sales, including weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income (Loss). We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded to 41.6% during Fiscal 2021, compared with 38.2% during Fiscal 2020, driven primarily by inventory markdowns in Fiscal 2020 due to aged inventory at closed stores and warehouses, partially offset by increased freight costs in Fiscal 2021.

Inventory. Inventory at January 29, 2022 increased to $1,021.0 million from $740.8 million at January 30, 2021. This increase was primarily due to our 79 net new stores since the end of Fiscal 2020.

Comparable store inventory at January 29, 2022 decreased 30% compared to February 1, 2020, driven by the continued execution of our strategy to operate with leaner in-store inventory. Reserve inventory was 50% of total inventory as of January 29, 2022, compared with 33% as of February 1, 2020. Reserve inventory includes all inventory that is being stored by our warehouses and distribution centers for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends.

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

As a result of the COVID-19 pandemic, we temporarily furloughed most store associates in March 2020, while providing two weeks of financial support to impacted associates. We also continued to provide benefits to furloughed associates, including paying 100% of their current medical benefit premiums while they were furloughed. As a result of these actions, store payroll costs increased to $754.9 million during Fiscal 2021, compared with $572.0 million during Fiscal 2020.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $289.2 million during Fiscal 2021, compared with an increase of $977.2 million during Fiscal 2020. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

During Fiscal 2020, we took several steps to effectively manage our liquidity during the COVID-19 pandemic, including careful management of operating expenses, working capital and capital expenditures, as well as temporarily suspending our share repurchase program. We resumed the share repurchase program during the third quarter of Fiscal 2021, with $250.0 million repurchased in total during the year.

During Fiscal 2020, we borrowed $400 million on our existing ABL Line of Credit, issued $805 million of our Convertible Notes, and through Burlington Coat Factory Warehouse Corporation, an indirect subsidiary of the Company (BCFWC), issued $300 million of our Secured Notes.

We repaid $150.0 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020. On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. During Fiscal 2021, we redeemed $160.4 million and $72.3 million related to partial repurchases of the Convertible Notes. At January 29, 2022, we had $594.6 million available under the ABL Line of Credit. We also had irrevocable letters of credit in the amount of $55.4 million as of January 29, 2022.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income (Loss) as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.4
Total revenue	100.2	100.2	100.4
Cost of sales	58.4	61.8	58.2
Selling, general and administrative expenses	30.8	40.5	30.7
Costs related to debt issuances and amendments	0.0	0.1	(0.0)
Depreciation and amortization	2.7	3.8	2.9
Impairment charges - long-lived assets	0.1	0.1	0.1
Other income - net	(0.1)	(0.1)	(0.2)
Loss on extinguishment of debt	1.7	0.0	-
Interest expense	0.7	1.7	0.7
Total costs and expenses	94.3	107.9	92.4
Income (loss) before income tax expense (benefit)	5.9	(7.7)	8.0
Income tax expense (benefit)	1.5	(3.8)	1.6
Net income (loss)	4.4%	(3.9)%	6.4%

Performance for Fiscal Year Ended January 29, 2022 (Fiscal 2021) Compared with Fiscal Year Ended January 30, 2021 (Fiscal 2020)

Net sales

Net sales improved $3,555.0 million, or 61.8%, to $9,306.5 million, primarily due to the temporary closure of all our stores during Fiscal 2020. This improvement was also driven by net sales from our 79 net new stores opened since the end of Fiscal 2020.

Other revenue

Other revenue improved $3.3 million to $15.7 million, primarily driven by increased revenue from our private label credit card.

Cost of sales

Cost of sales as a percentage of net sales improved to 58.4% during Fiscal 2021, driven primarily by a $271.9 million charge against aged inventory in the first quarter of Fiscal 2020 due to the extended store closures, partially offset by increased industry-wide supply chain costs during Fiscal 2021. On a dollar basis, cost of sales increased $1,881.1 million, or 52.9%, primarily driven by our overall increase in sales as well as increased industry-wide supply chain costs. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss), were $618.3 million during Fiscal 2021, compared to $433.8 million during Fiscal 2020.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for Fiscal 2021 compared with Fiscal 2020.

	(in millions)
	Fiscal Year Ended
	January 29, 2022	Percentage of Net Sales	January 30, 2021	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,766.7	19.0%	$1,494.4	26.0%	$272.3	18.2%
Product sourcing costs	618.3	6.6	433.8	7.5	184.5	42.5
Corporate costs	311.6	3.3	265.4	4.6	46.2	17.4
Marketing and strategy costs	61.1	0.7	53.8	0.9	7.3	13.6
Other selling, general and administrative expenses	110.8	1.2	79.5	1.5	31.3	39.4
Selling, general and administrative expenses	$2,868.5	30.8%	$2,326.9	40.5%	$541.7	23.3%

The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by the overall increase in sales. On a dollar basis, the increase in selling, general and administrative expenses was primarily due to our higher store count and sales volume, which drove increases in store related costs, primarily store payroll and occupancy costs, as well as product sourcing costs. Additionally, significant steps were taken to reduce selling, general and administrative expenses during the period stores were closed during Fiscal 2020.

Costs related to debt issuances and amendments

During Fiscal 2021, we incurred $3.4 million of legal and placement fees related to the refinancing of our Term Loan Facility. During Fiscal 2020, we incurred legal fees related to the issuance of our Secured Notes of $2.5 million, as well as legal and placement fees of $1.1 million related to the refinancing our Term Loan Facility. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

Depreciation and amortization

Depreciation and amortization expense amounted to $249.2 million during Fiscal 2021, compared with $220.4 million during Fiscal 2020. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $7.7 million and $6.0 million during Fiscal 2021 and Fiscal 2020, respectively, related to store-level assets and lease assets at 9 stores and 14 stores during Fiscal 2021 and Fiscal 2020, respectively.

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

Other income, net

Other income, net (consisting of gains and losses on insurance proceeds, interest income, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items) improved $3.3 million to $11.6 million during Fiscal 2021. The improvement in other income was primarily driven by increased recycling income due to store and distribution center closures in Fiscal 2020 and the sale of New Jersey Grow tax credits in Fiscal 2021, partially offset by losses on fixed asset disposal in Fiscal 2021.

Loss on Extinguishment of Debt

During Fiscal 2021, we incurred debt extinguishment charges of $124.6 million related to the partial repurchases of the Convertible Notes, $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $30.3 million to $67.5 million. The decrease was primarily driven by the adoption of ASU 2020-06, which eliminated the amortization of debt discount previously associated with the Convertible Notes. The decrease was also driven by the partial repurchase of $232.7 million of Convertible Notes and redemption in full of the $300.0 million Secured Notes in Fiscal 2021, as well as the paydown of our ABL Line of Credit during Fiscal 2020.

Our average interest rates and average balances related to our variable rate debt for Fiscal 2021 compared with Fiscal 2020 are summarized in the table below:

	Fiscal Year Ended
	January 29,	January 30,
	2022	2021
Average balance – ABL Line of Credit (in millions)	$—	$256.6
Average interest rate – ABL Line of Credit	—	1.9%
Average balance – Term Loan Facility (in millions) (a)	$960.4	$961.4
Average interest rate – Term Loan Facility	2.0%	2.2%

(a)
Excludes original issue discount

Income tax expense (benefit)

Income tax expense (benefit) was an expense of $136.5 million for Fiscal 2021 compared with a benefit of $221.1 million for Fiscal 2020. The effective tax rate was 25.0% related to pretax income of $545.3 million for Fiscal 2021, and 50.5% related to pretax loss of $437.6 million for Fiscal 2020. The income tax benefit in the prior year was a result of the pre-tax loss and the carry-back of net operating losses arising in Fiscal 2020 to the five prior tax years, as permitted under the CARES Act. The higher effective tax rate in the prior year was a function of losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate. Additionally, excess tax benefit from stock compensation drove an increase in the tax rate related to pre-tax loss in Fiscal 2020, compared to a decrease in the tax rate related to pre-tax income in Fiscal 2021.

Net income (loss)

We earned net income of $408.8 million during Fiscal 2021 compared with a net loss of $216.5 million for Fiscal 2020. This improvement was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our sales growth during Fiscal 2021, partially offset by debt extinguishment charges during Fiscal 2021.

Performance for Fiscal Year Ended January 30, 2021 (Fiscal 2020) Compared with Fiscal Year Ended February 1, 2020 (Fiscal 2019)

For a discussion related to Fiscal 2020 performance compared to Fiscal 2019 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Fiscal 2020 10-K).

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

As a result of the uncertainty regarding the COVID-19 pandemic, we took a number of measures to manage its cash flow. These measures included carefully managing operating expenses, working capital and capital expenditures, as well as temporarily suspending our share repurchase program. We resumed the share repurchase program during the third quarter of Fiscal 2021, with $250.0 million repurchased in total during the year.

We completed several debt transactions in order to facilitate increased financial flexibility in response to the COVID-19 pandemic. During March 2020, we borrowed $400.0 million on our existing ABL Line of Credit. We repaid $150.0 million on the ABL Line of Credit during the second quarter of Fiscal 2020, and the remaining $250.0 million during the fourth quarter of Fiscal 2020. On April 16, 2020, we issued $805.0 million of our Convertible Notes, and through BCFWC, issued $300.0 million of Secured Notes. The proceeds of the Convertible Notes are being used for general corporate purposes. On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. Additionally, we repurchased $160.4 million and $72.3 million of principal on the Convertible Notes during the third quarter and fourth quarter of Fiscal 2021, respectively.

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

Cash Flows

Cash Flows for Fiscal 2021 Compared with Fiscal 2020

We used $289.2 million of cash flows during Fiscal 2021 compared with net proceeds of $977.2 million during Fiscal 2020.

Net cash provided by operating activities amounted to $833.2 million and $219.2 million during Fiscal 2021 and Fiscal 2020, respectively. The increase in our operating cash flows was primarily driven by the temporary closure of all our stores during Fiscal 2020, caused by the COVID-19 pandemic, as well as our strong sales performance during Fiscal 2021.

Net cash used in investing activities was $344.4 million and $274.1 million during Fiscal 2021 and Fiscal 2020, respectively. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures), reflective of our cash management decisions due to COVID-19.

Net cash used in financing activities was $778.0 million during Fiscal 2021 compared to proceeds of $1,032.2 million during Fiscal 2020. This change was primarily driven by our cash flow management efforts during Fiscal 2020 in response to the COVID-19 pandemic, including our borrowings on the Secured Notes and the Convertible Notes during Fiscal 2020. During Fiscal 2021, BCFWC redeemed the Secured Notes in full, and we partially redeemed the Convertible Notes. Additionally, we repurchased shares of common stock for $150.0 million and $100.0 million under our share repurchase program during the third quarter and fourth quarter of Fiscal 2021, respectively. The share repurchase program was suspended during Fiscal 2020.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at January 29, 2022 of $593.4 million compared with $820.0 million at January 30, 2021. The decrease in working capital was primarily driven by the decreased cash balance due to the Convertible Notes repurchases during the third quarter and fourth quarter of Fiscal 2021 and redemption of the Secured Notes, as well as an increased accounts payable balance, partially offset by increased merchandise inventory balance.

Cash Flows for Fiscal 2020 Compared with Fiscal 2019

For a discussion of our cash flows for Fiscal 2020 compared to Fiscal 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2020 10-K.

Capital Expenditures

For Fiscal 2021, cash spend for capital expenditures, net of $34.1 million of landlord allowances, amounted to $318.4 million. These capital expenditures include approximately $140.8 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of $109.8 million to support our supply chain initiatives, with the remaining capital to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $232.4 million, net of approximately $40.7 million of landlord allowances, during Fiscal 2020.

We estimate that we will spend approximately $725 million, net of approximately $10 million of landlord allowances, in capital expenditures during Fiscal 2022, including approximately $250 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $290 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023.This repurchase program was funded using our available cash and borrowings on our ABL Line of Credit.

During Fiscal 2021, we repurchased 856,855 shares of common stock for $250.0 million under our share repurchase program. As of January 29, 2022, we had $150.0 million remaining under our share repurchase authorization.

Subsequent to January 29, 2022 (February 16, 2022), our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024.

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

Dividends

We currently do, and intend to continue to, retain all available funds and any future earnings to fund all of our capital expenditures, business initiatives, and to support any potential opportunistic capital structure initiatives. Therefore, at this time, we do not anticipate paying cash dividends in the near term. Our ability to pay dividends on our common stock will be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Debt and Hedging

As of January 29, 2022, our obligations, inclusive of original issue discount, include $950.7 million under our Term Loan Facility, $572.3 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $43.9 million of finance lease obligations as of January 29, 2022. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

At January 29, 2022, our borrowing rate related to the Term Loan Facility was 2.1%.

ABL Line of Credit

At January 29, 2022, we had $594.6 million available under the ABL Line of Credit. We did not have any borrowings during Fiscal 2021.

Convertible Notes

On April 16, 2020, we issued $805.0 million of Convertible Notes. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of our common stock), subject to adjustment if certain events occur.

The Convertible Notes are our general unsecured obligations. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the third quarter of Fiscal 2021, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of our common stock. During the fourth quarter of Fiscal 2021, we entered into additional separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $72.3 million in aggregate principal amount of Convertible Notes held by them for $109.0 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021. See Note 7, “Long Term Debt,” for additional information.

Subsequent to January 29, 2022 (March 15, 2022), we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders have agreed to exchange $55.6 million in aggregate principal amount of Convertible Notes held by them for an amount in cash to be calculated based on the volume-weighted average price of our common stock over a two-day measurement period beginning on March 16, 2022. These exchange transactions are expected to close on March 21, 2022, subject to the satisfaction of customary closing conditions.

Secured Notes

On April 16, 2020, BCFWC, issued $300.0 million of Senior Secured Notes. The Secured Notes were senior, secured obligations of BCFWC, and interest was payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit.

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. This redemption resulted in a pre-tax debt extinguishment charge of $30.2 million. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

Hedging

On June 24, 2021, we terminated its previous interest rate swap and entered into a new interest rate swap. The new interest rate swap, which hedges $450 million of variable rate exposure under our Term Loan Facility, is designated as a cash flow hedge and expires on June 24, 2028. Refer to Note 8, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Material Cash Requirements

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 29, 2022:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$1,528,929	$9,614	$19,228	$591,550	$908,537
Interest on debt obligations(2)	167,692	33,064	66,146	41,586	26,896
Finance lease obligations(3)	61,143	7,513	15,006	10,611	28,013
Operating lease obligations(4)	3,526,468	494,529	932,903	792,516	1,306,520
Purchase obligations(5)	1,396,392	1,396,392	—	—	—
Other(6)	948	553	395	—	—
Total	$6,681,572	$1,941,665	$1,033,678	$1,436,263	$2,269,966

(1) Represents future principal payments on outstanding borrowings as of January 29, 2022.

(2) Represents interest payments on (i) the outstanding balance of the Term Loan Facility, with an average interest rate of 2.0% during Fiscal 2021; and (ii) the outstanding balance of the Convertible Notes, with an interest rate of 2.25%.

(3) Finance lease obligations include future interest payments.

(4) Represents minimum rent payments for operating leases under the current terms.

(5) Represents commitments to purchase goods that have not been received as of January 29, 2022. The table above excludes estimated commitments for services used in our business of up to approximately $105 million over the next five years.

(6) Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss).

Our agreements with three former employees to pay their respective beneficiaries $1.0 million upon their deaths for a total of $3.0 million is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $13.9 million, inclusive of $9.1 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $55.4 million as of January 29, 2022.

As of January 29, 2022, insurance reserves amounted to $81.6 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of Fiscal 2021, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. While our revenue recognition does not involve significant judgment, it represents an important accounting policy. We record revenue at the time control of goods are transferred to the customer, which we determine to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. We present sales, net of sales taxes, in our Consolidated Statements of Income (Loss). We account for layaway sales in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other current liabilities” in our Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $2.3 million for Fiscal 2021.

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

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $81.6 million and $80.9 million at January 29, 2022 and January 30, 2021, respectively.

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

Inflation

During Fiscal 2021, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods. There can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect our business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

We do not believe that our operating results were materially affected by inflation during Fiscal 2020 or Fiscal 2019. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

The U.S. retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Our strategy of chasing sales, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset the expected rising costs of goods.

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

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate derivative contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We continue to have exposure to interest rate risks to the extent they are not hedged.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” To address the transition away from LIBOR, the Term Loan Facility and ABL Line of Credit agreements each provide for an agreed upon methodology to amend such agreements to substitute LIBOR with an agreed replacement rate, subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period.

We manage our interest rate risk through the use of interest rate derivative contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On June 24, 2021, we terminated our previous interest rate swap and entered into a new interest rate swap. The new interest rate swap, which hedges $450.0 million of variable rate exposure under our Term Loan Facility, is designated as a cash flow hedge and expires on June 24, 2028. Refer to Note 8, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

On June 24, 2021, we entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor.

We have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contract.

At January 29, 2022, we had $956.6 million of floating-rate debt, exclusive of original issue discount. Based on $956.6 million outstanding as floating-rate debt, a one percentage point interest rate increase as of January 29, 2022 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase to cash interest expense of $5.1 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, on January 31, 2021, the Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

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

Retail Inventory Method—Impact of Markdowns—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company values merchandise inventories at the lower of cost or market using the retail inventory method. Under this method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Merchandise inventories as of January 29, 2022, were $1,021 million.

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
March 16, 2022

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
REVENUES:
Net sales	$9,306,549	$5,751,541	$7,261,243
Other revenue	15,707	12,439	25,155
Total revenue	9,322,256	5,763,980	7,286,398
COSTS AND EXPENSES:
Cost of sales	5,436,155	3,555,024	4,228,740
Selling, general and administrative expenses	2,868,527	2,326,928	2,228,178
Costs related to debt issuances and amendments	3,419	3,633	(375)
Depreciation and amortization	249,217	220,390	210,720
Impairment charges - long-lived assets	7,748	6,012	4,315
Other income - net	(11,630)	(8,353)	(16,531)
Loss on extinguishment of debt	156,020	202	—
Interest expense	67,502	97,767	50,826
Total costs and expenses	8,776,958	6,201,603	6,705,873
Income (loss) before income tax expense (benefit)	545,298	(437,623)	580,525
Income tax expense (benefit)	136,459	(221,124)	115,409
Net income (loss)	$408,839	$(216,499)	$465,116

Net income (loss) per common share:
Common stock - basic	$6.14	$(3.28)	$7.05
Common stock - diluted	$6.00	$(3.28)	$6.91
Weighted average number of common shares:
Common stock - basic	66,588	65,962	65,943
Common stock - diluted	68,126	65,962	67,293

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020

Net income (loss)	$408,839	$(216,499)	$465,116
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	7,931	(11,458)	(16,606)
Net reclassification into earnings during the period	10,643	7,403	1,259
Other comprehensive income (loss), net of tax	18,574	(4,055)	(15,347)
Total comprehensive income (loss)	$427,413	$(220,554)	$449,769

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 29,	January 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,091,091	$1,380,276
Restricted cash and cash equivalents	6,582	6,582
Accounts receivable—net of allowance for doubtful accounts of $3,305 and $4,855, respectively	54,089	62,161
Merchandise inventories	1,021,009	740,788
Assets held for disposal	4,358	6,655
Prepaid and other current assets	370,515	314,154
Total current assets	2,547,644	2,510,616
Property and equipment—net	1,552,237	1,438,863
Operating lease assets	2,638,473	2,469,366
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	3,959	4,422
Other assets	62,136	72,761
Total assets	$7,089,513	$6,781,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,080,802	$862,638
Current operating lease liabilities	358,793	304,629
Other current liabilities	493,695	512,830
Current maturities of long term debt	14,357	3,899
Total current liabilities	1,947,647	1,683,996
Long term debt	1,541,102	1,927,770
Long term operating lease liabilities	2,539,420	2,400,782
Other liabilities	80,904	103,940
Deferred tax liabilities	220,023	199,850
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,677,315 shares and 80,661,453 shares, respectively;
Outstanding: 66,491,555 shares and 66,386,331 shares, respectively	7	7
Additional paid-in-capital	1,927,554	1,809,831
Accumulated earnings (deficit)	414,292	(11,702)
Accumulated other comprehensive loss	(4,441)	(23,015)
Treasury stock, at cost	(1,576,995)	(1,310,367)
Total stockholders' equity	760,417	464,754
Total liabilities and stockholders' equity	$7,089,513	$6,781,092

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$408,839	$(216,499)	$465,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	249,217	220,390	210,720
Impairment charges—long-lived assets	7,748	6,012	4,315
Amortization of deferred financing costs	5,323	4,450	1,247
Accretion of long term debt instruments	889	24,775	813
Deferred income taxes	51,952	(24,959)	9,070
Loss on extinguishment of debt	156,020	202	—
Non-cash stock compensation expense	58,546	55,845	43,928
Non-cash lease expense	(10,294)	(1,530)	12,599
Cash received from landlord allowances	34,051	40,663	56,280
Changes in assets and liabilities:
Accounts receivable	10,186	26,858	(8,816)
Merchandise inventories	(280,220)	36,459	176,430
Prepaid and other current assets	(56,363)	(177,454)	(13,598)
Accounts payable	214,792	104,607	(90,899)
Other current liabilities	(33,129)	103,871	25,202
Other long term assets and long term liabilities	(2,782)	562	3,176
Other operating activities	18,384	14,929	(3,858)
Net cash provided by operating activities	833,159	219,181	891,725
INVESTING ACTIVITIES
Cash paid for property and equipment	(352,467)	(273,282)	(328,357)
Lease acquisition costs	(576)	—	(1,983)
Proceeds from insurance recoveries related to property and equipment	—	220	5,131
Proceeds from sale of property and equipment and assets held for sale	8,654	—	—
Other investing activities	—	(1,070)	611
Net cash (used in) investing activities	(344,389)	(274,132)	(324,598)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	400,000	1,294,400
Principal payments on long term debt—ABL Line of Credit	—	(400,000)	(1,294,400)
Proceeds from long term debt—Term B-6 Loans	956,608	—	—
Principal payments on long term debt—Term B-6 Loans	(4,807)	—	—
Principal payments on long term debt—Term B-5 Loans	(961,415)	—	—
Proceeds from long term debt—Convertible Note	—	805,000	—
Principal payment on long term debt—Convertible Notes	(201,695)	—	—
Proceeds from long term debt—Secured Note	—	300,000	—
Principal payments on long term debt—Secured Notes	(323,905)	—	—
Purchase of treasury shares	(266,628)	(65,526)	(323,080)
Proceeds from stock option exercises	39,887	34,924	34,222
Deferred financing costs	(2,143)	(28,815)	—
Other financing activities	(13,857)	(13,430)	(2,769)
Net cash (used in) provided by financing activities	(777,955)	1,032,153	(291,627)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(289,185)	977,202	275,500
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,386,858	409,656	134,156
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,097,673	$1,386,858	$409,656
Supplemental disclosure of cash flow information:
Interest paid	$52,671	$48,392	$47,071
Income tax payments - net	$130,247	$44,993	$110,588
Non-cash investing and financing activities:
Shares issued to repurchase Convertible Notes	$151,206	—	—
Accrued purchases of property and equipment	$63,296	$44,490	$62,814
Acquisition of finance leases	$—	$—	$19,875

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 2, 2019	79,224,669	$7	$1,508,996	$(260,919)	$(3,613)	(12,079,572)	$(921,761)	$322,710
Net income	—	—	—	465,116	—	—	—	465,116
Stock options exercised	710,964	—	34,222	—	—	—	—	34,222
Shares used for tax withholding	—	—	—	—	—	(132,222)	(23,200)	(23,200)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,740,740)	(299,880)	(299,880)
Forfeiture of restricted shares, net of issuances of 1,759 restricted shares	(53,127)	—	—	—	—	—	—	—
Stock based compensation	—	—	43,928	—	—	—	—	43,928
Unrealized losses on interest rate derivative contracts, net of related taxes of $6.4 million	—	—	—	—	(16,606)	—	—	(16,606)
Amount reclassified into earnings, net of related taxes of $0.5 million	—	—	—	—	1,259	—	—	1,259
Cumulative-effect adjustment	—	—	—	600	—	—	—	600
Balance at February 1, 2020	79,882,506	7	1,587,146	204,797	(18,960)	(13,952,534)	(1,244,841)	528,149
Net loss	—	—	—	(216,499)	—	—	—	(216,499)
Stock options exercised	731,954	—	34,924	—	—	—	—	34,924
Shares used for tax withholding	—	—	—	—	—	(79,015)	(15,368)	(15,368)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 9,437 restricted shares	46,993	—	—	—	—	—	—	—
Stock based compensation	—	—	55,845	—	—	—	—	55,845
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.1 million	—	—	—	—	(11,458)	—	—	(11,458)
Amount reclassified into earnings, net of related taxes of $2.8 million	—	—	—	—	7,403	—	—	7,403
Balance at January 30, 2021	80,661,453	7	1,809,831	(11,702)	(23,015)	(14,275,122)	(1,310,367)	464,754
Net income	—	—	—	408,839	—	—	—	408,839
Stock options exercised	418,173	—	39,887	—	—	—	—	39,887
Shares used for tax withholding	—	—	—	—	—	(53,783)	(16,612)	(16,612)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(856,855)	(250,016)	(250,016)
Vesting of restricted shares, net of forfeitures of 2,886 restricted shares	83,698	—	—	—	—	—	—	—
Stock based compensation	—	—	58,546	—	—	—	—	58,546
Shares issued to redeem convertible notes	513,991	—	151,206	—	—	—	—	151,206
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.0 million	—	—	—	—	7,931	—	—	7,931
Amount reclassified into earnings, net of related taxes of $4.0 million	—	—	—	—	10,643	—	—	10,643
Adoption of ASU 2020-06 (Note 2)	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 29, 2022, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 840 retail stores in 45 states and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of January 29, 2022, the Company operated stores under the names “Burlington Stores” (837 stores), “Cohoes Fashions” (2 stores), and “MJM Designer Shoes” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores. MJM Designer Shoes offers moderately priced designer and fashion shoes.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 29, 2022 (Fiscal 2021), January 30, 2021 (Fiscal 2020) and February 1, 2020 (Fiscal 2019) each consisted of 52 weeks.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of some its stores, and effective March 22, 2020, the Company made the decision to temporarily close all of its stores, distribution centers (other than processing of received inventory) and corporate offices to combat the rapid spread of COVID-19. The Company began re-opening stores on May 11, 2020, with the majority of stores, as well as all distribution centers, re-opened by mid-June 2020, and substantially all stores re-opened by the end of the second quarter of Fiscal 2020.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company provided two weeks of financial support to associates impacted by these store closures and by the shutdown of distribution centers. The Company temporarily furloughed most store and distribution center associates, as well as some corporate associates, but continued to provide benefits to furloughed associates in accordance with its benefit plans. In addition, the Company paid 100% of medical benefit premiums during the period they were furloughed. During the second quarter, the Company recalled all furloughed associates at re-opened stores, as well as corporate and distribution facilities.

In order to maintain financial flexibility during these uncertain times, the Company completed several debt transactions in the first quarter of Fiscal 2020. Refer to Note 7, "Long Term Debt," for further discussion regarding these debt transactions.

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
•
Negotiated rent deferral agreements with landlords, which were substantially complete as of the end of Fiscal 2021;

•
Temporarily suspended the Company’s share repurchase program, which resumed during the third quarter of Fiscal 2021;
•
The Company’s CEO voluntarily agreed to not take a salary; the Company’s Board of Directors voluntarily forfeited their cash compensation; the Company’s executive leadership team voluntarily agreed to decrease their salary by 50%; and smaller salary reductions were temporarily put in place for all associates through a certain level. This compensation was reinstated once substantially all of the Company’s stores re-opened; and
•
The annual incentive bonus payments related to Fiscal 2019 performance were delayed to the second quarter of Fiscal 2020, and merit pay increases for Fiscal 2020 were delayed to the third quarter of Fiscal 2020.

Due to the aging of inventory related to the temporary store closures discussed above, as well as the impact of seasonality on the Company’s merchandise, the Company recognized inventory markdown reserves of $271.9 million during the three month period ended May 2, 2020. These reserves covered markdowns taken during the second quarter of Fiscal 2020. These charges were included in “Cost of sales” on the Company’s Consolidated Statement of Income (Loss).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. As a result of amending prior returns to carry back the federal net operating loss generated on the Fiscal 2020 tax return, the Company expects to obtain a one-time tax refund of $245.5 million, which is included in the line item “Prepaid and other current assets” on the Company's Consolidated Balance Sheet.

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

The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of sales” in the Company’s Consolidated Statements of Income (Loss).

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $618.3 million, $433.8 million and $339.1 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $45.0 million, $30.8 million and $31.9 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, depending upon the expected useful life of the facility, and 3 to 15 years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $25.3 million, $12.2 million, and $18.0 million relating to these costs during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2021, Fiscal 2020 or Fiscal 2019 related to indefinite-lived intangible assets.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 6, “Impairment Charges.” An impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges related to finite-lived intangible assets during Fiscal 2021, Fiscal 2020, and Fiscal 2019. Refer to Note 6, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2021, Fiscal 2020 or Fiscal 2019.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease and deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit). Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options, and are included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income (Loss).

Other Current Liabilities

Other current liabilities primarily consist of accrued payroll costs, self-insurance reserves, customer liabilities, accrued operating expenses, sales tax payable, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $35.5 million and $30.2 million as of January 29, 2022 and January 30, 2021, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 29, 2022 and January 30, 2021 were:

	(in thousands)
	January 29, 2022	January 30, 2021
Short-term self-insurance reserve(a)	$33,734	$33,191
Long-term self-insurance reserve(b)	47,841	47,721
Total	$81,575	$80,912

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

Revenue Recognition

The Company records revenue at the time control of the goods are transferred to the customer, which the Company determines to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income (Loss). The Company accounts for layaway sales in compliance with ASC Topic No. 606 “Revenue from Contracts with Customers” (Topic No. 606). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other current liabilities” in the Company’s Consolidated Balance Sheets. Stored value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated stored value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those stored value cards for which the likelihood of redemption is remote.

Other Revenue

Other revenue consists of service fees (layaway and other miscellaneous service charges), subleased rental income and revenue from the Company's private label credit card (PLCC) as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Service fees	$3,178	$3,186	$16,051
Subleased rental income, PLCC and other	12,529	9,253	9,104
Total	$15,707	$12,439	$25,155

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

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income (Loss). During Fiscal 2021, Fiscal 2020 and Fiscal 2019, advertising costs were $48.5 million, $43.8 million and $73.1 million, respectively.

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

Other Income, Net

Other income, net, consists of gains and losses on insurance proceeds, interest income, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items. The Company recognized $1.5 million, $3.2 million and $8.1 million of gain on insurance recoveries during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. The Company also recognized $3.7 million during Fiscal 2021, related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2020 or Fiscal 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations. Beginning in Fiscal 2019, as a result of adopting Accounting Standards Update (ASU) 2016-02, “Leases” (ASU 2016-02), the Company accounts for these types of leases in accordance with ASC Topic No. 842, “Leases” (Topic No. 842), which requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis. In calculating its incremental borrowing rate, the Company uses a retail industry yield curve, adjusted for the Company’s credit profile. The right-of-use asset for operating leases is based on the lease liability plus initial direct costs and prepaid lease payments, less landlord incentives received.

The Company’s operating lease cost, included in the line item “Selling, general and administrative expenses” on its Consolidated Statements of Income (Loss), includes amortization of right-of-use assets, interest on lease liabilities, as well as any variable and short-term lease cost. The Company commences recording operating lease cost when the underlying asset is made available for use.

Assets held under finance leases are included in the line item “Property and equipment—net of accumulated depreciation and amortization” in the Company’s Consolidated Balance Sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date and through the end of the vesting period. Refer to Note 11, “Stock-Based Compensation,” for further details.

Net Income (Loss) Per Share

Net income (loss) per share is calculated using the treasury stock method. Refer to Note 10, “Net Income (Loss) Per Share,” for further details.

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

Category	Fiscal 2021	Fiscal 2020	Fiscal 2019
Ladies apparel	23%	20%	21%
Accessories and shoes	23%	24%	26%
Home	20%	21%	17%
Mens apparel	16%	16%	17%
Kids apparel and baby	14%	15%	15%
Outerwear	4%	4%	4%

Certain classifications have been updated in the above table compared to prior years in order to conform to the manner in which the Company manages its operations. These updates include a shift in certain cold weather categories from apparel to accessories and shoes, as well as in certain gifts, electronics, automotive and other miscellaneous categories from men's to home. Prior year amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Pronouncements

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

The changes noted above caused a decrease in the effective interest rate on the Convertible Notes from 8.2% to 2.8%, resulting in a cumulative-effect adjustment to retained earnings of $23.0 million related to Fiscal 2020 interest expense, as well as a $31.3 million reduction in interest expense for Fiscal 2021.

As of the beginning of Fiscal 2021, the tax effect of adopting this guidance resulted in a $44.1 million increase in the line item “Additional paid-in-capital,” a $38.3 million reduction in the line item “Deferred tax liabilities” and a $5.9 million reduction to retained earnings.

The new guidance also requires use of the if-converted method when calculating the dilutive impact of the Convertible Notes on earnings per share. The Company used the treasury stock method prior to adoption of the ASU. This ASU resulted in an increase in net income as a result of the reduction of interest expense, as well as an increase in diluted shares caused by the application of the if-converted method, resulting in an increase to diluted net income per share of $0.29 during Fiscal 2021.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements and notes thereto during Fiscal 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of January 29, 2022 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Income Taxes

On December 18, 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." The purpose of this ASU is to reduce cost and complexity associated with the accounting for income taxes by removing specific exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending certain aspects of income-tax-related guidance. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income and enacted changes in tax laws in interim periods. This ASU became effective as of the beginning of Fiscal 2021. Adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.

3. Restricted Cash and Cash Equivalents

At both January 29, 2022 and January 30, 2021, restricted cash and cash equivalents consisted of $6.6 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 29, 2022	January 30, 2021
Land	N/A	$148,144	$148,973
Buildings	20 to 40 Years	490,698	492,289
Store fixtures and equipment	3 to 15 Years	1,300,997	1,074,584
Software	3 to 10 Years	307,077	278,786
Leasehold improvements	Shorter of lease term or useful life	828,095	772,825
Construction in progress	N/A	128,673	170,061
Total property and equipment at cost		3,203,684	2,937,518
Less: accumulated depreciation and amortization		(1,651,447)	(1,498,655)
Total property and equipment, net of accumulated depreciation and amortization		$1,552,237	$1,438,863

As of January 29, 2022 and January 30, 2021, assets, net of accumulated amortization of $13.3 million and $8.7 million, respectively, held under finance leases amounted to approximately $34.2 million and $38.9 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). The total amount of depreciation expense during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $218.1 million, $189.5 million and $178.2 million, respectively.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Amortization of internally developed software amounted to $18.9 million, $16.9 million and $17.9 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $12.2 million, $14.0 million and $14.6 million, during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss).

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, the Company recorded impairment charges related to property and equipment of $7.5 million, $4.6 million and $3.4 million, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income (Loss). Refer to Note 6, “Impairment Charges,” for further discussion.

5. Intangible Assets

Intangible assets at January 29, 2022 and January 30, 2021 consist primarily of tradenames.

	(in thousands)
	January 29, 2022			January 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

6. Impairment Charges

Impairment charges recorded during Fiscal 2021, Fiscal 2020 and Fiscal 2019 amounted to $7.7 million, $6.0 million and $4.3 million, respectively. Impairment charges are primarily related to declines in revenues and operating results of the respective stores. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 29, 2022	January 30, 2021	February 1, 2020
Store fixtures and equipment	3,163	$2,811	$809
Leasehold improvements	3,330	1,665	52
Operating lease assets	202	1,373	921
Buildings	970	43	921
Land	—	—	1,604
Other assets	83	120	8
Total	$7,748	$6,012	$4,315

The Company recorded impairment charges related to store-level assets for nine stores during Fiscal 2021, 14 stores during Fiscal 2020, and two stores, as well as the online store, during Fiscal 2019.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 15, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. During Fiscal 2021 and Fiscal 2020, the assets impaired had a remaining carrying value after impairments of $63.4 million and $30.5 million, respectively, primarily related to the right-of-use assets.

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 29,	January 30,
	2022	2021
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$950,676	$—
Senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, repaid in full on June 24, 2021	—	958,418
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	572,322	648,311
$300,000 senior secured notes, 6.25%, redeemed in full on June 11, 2021	—	300,000
$650,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on December 22, 2026	—	—
Finance lease obligations	43,945	47,664
Unamortized deferred financing costs	(11,484)	(22,724)
Total debt	1,555,459	1,931,669
Less: current maturities	(14,357)	(3,899)
Long term debt, net of current maturities	$1,541,102	$1,927,770

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

On February 26, 2020, the Company entered into Amendment No. 8 (the Eighth Amendment) to the Term Loan Credit Agreement governing its Term Loan Facility. The Eighth Amendment, among other things, reduced the interest rate margins applicable to the Term Loan Facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of LIBOR loans, with the LIBOR floor remaining at 0.00%. In connection with the execution of the Eighth Amendment, the Company incurred fees of $1.1 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of Income (Loss). Additionally, the Company recognized a non-cash loss on the extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income (Loss).

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. This amendment also requires quarterly principal payments of $2.4 million. In connection with the execution of the Ninth Amendment, the Company incurred fees of $3.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of Income (Loss). Additionally, the Company recognized a loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income (Loss).

The Term Loan Facility is collateralized by a first lien on the Company's favorable leases, real estate and property & equipment and a second lien on the Company's inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of January 29, 2022, the Company’s borrowing rate related to the Term Loan Facility was 2.1%.

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

During the third quarter of Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of the Company's common stock. During the fourth quarter of Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of these exchange agreements, the holders exchanged $72.3 million in aggregate principal amount of Convertible Notes held by them for $109.0 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021.

Subsequent to January 29, 2022 (March 15, 2022), the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders have agreed to exchange $55.6 million in aggregate principal amount of Convertible Notes held by them for an amount in cash to be calculated based on the volume-weighted average price of the Company’s common stock over a two-day measurement period beginning on March 16, 2022. These exchange transactions are expected to close on March 21, 2022, subject to the satisfaction of customary closing conditions.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 29,	January 30,
	2022	2021
Liability component:
Principal	$572,322	$805,000
Unamortized debt discount	—	(156,689)
Unamortized deferred debt costs	(9,761)	(14,191)
Net carrying amount	$562,561	$634,120

Equity component, net	$—	$131,916

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Coupon interest	$16,313	$14,375	$—
Amortization of debt discount	—	23,988	—
Amortization of deferred debt costs	3,742	2,173	—
Convertible Notes interest expense	$20,055	$40,536	$—

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

In connection with the Secured Notes issuance, the Company incurred deferred financing costs of $7.9 million, primarily related to fees paid to the bookrunners of the offering, as well as legal fees. These costs are being amortized to interest expense over the term of the Secured Notes. The Company incurred additional costs of $2.5 million, primarily related to legal fees, which are recorded in the line item, “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of Income (Loss).

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. This redemption resulted in a pre-tax debt extinguishment charge of $30.2 million in the three month period ended July 31, 2021.

ABL Line of Credit

The aggregate amount of commitments under the Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) is $650.0 million (subject to a borrowing base limitation) and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $950.0 million. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at LIBOR is 1.125% - 1.375% (based on total commitments or borrowing base availability), and the fee on the average daily balance of unused loan commitments is 0.20%. The ABL Line of Credit is collateralized by a first priority lien on the Company’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on the Company's and each guarantor's other assets and proceeds thereof, including certain owned real estate (subject to certain exceptions).

The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the Amended ABL Credit Agreement allows for increased availability with respect to inventory during the period from August 1st through November 30th of each year.

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

On December 22, 2021, the Company finalized an extension of its current ABL line of credit. This extension increased the aggregate principal amount of the commitments from $600 million to $650 million, extended the maturity date to December 22, 2026, and reduced the interest rate margins applicable to the Company’s ABL facility.

At January 29, 2022, the Company had $594.6 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2021.

At January 30, 2021, the Company had $476.8 million available under the ABL Line of Credit. The maximum borrowings under the facility during Fiscal 2020 amounted to $400.0 million. Average borrowings during Fiscal 2020 amounted to $256.6 million at an average interest rate of 1.9%.

Deferred Financing Costs

The Company had $2.8 million and $1.8 million in deferred financing costs associated with its ABL Line of Credit, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, respectively. In addition, the Company had $11.5 million and $22.7 million of deferred financing costs associated with its Term Loan Facility, Convertible Notes and Secured Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, respectively.

Amortization of deferred financing costs amounted to $5.3 million, $4.5 million and $1.2 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income (Loss).

Amortization expense related to the deferred financing costs as of January 29, 2022 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2022	$3,784
2023	3,938
2024	3,935
2025	1,458
2026	763
Thereafter	367
Total	$14,245

Deferred financing costs have a weighted average amortization period of approximately 3.9 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of January 29, 2022, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Total Debt
Fiscal Years:
2022	$9,614
2023	9,614
2024	9,614
2025	581,936
2026	9,614
Thereafter	908,537
Total	1,528,929
Less: unamortized discount	(5,931)
Less: unamortized deferred financing costs	(11,484)
Finance lease liabilities	43,945
Total debt	$1,555,459

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

The Company has used interest rate cap contracts and interest rate swap contracts to add stability to interest expense and to manage its exposure to interest rate movements. The fair value of these contracts are determined using the market standard methodology of discounted future variable cash flows. The variable cash flows of the interest rate cap contracts are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps in conjunction with the cash payments related to financing the premium of the interest rate caps. The variable cash flows of the interest rate swap contract are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise or fall compared to current levels in conjunction with the fixed cash payments. The variable interest rates used in the calculation of projected receipts on the cap and swap contracts are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 29, 2022 and January 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

On April 24, 2015, the Company entered into two interest rate cap contracts, which expired in May of 2019. On December 17, 2018, the Company entered into an interest rate swap contract, which hedged $450 million of the variable rate exposure under the Term Loan Facility at a rate of 2.72%. On June 24, 2021, the Company terminated this previous interest rate swap, and entered into a new interest rate swap, which hedges $450 million of the variable rate exposure on the Term Loan Facility at a blended rate of 2.19%,. All of these derivative contracts were designated as cash flow hedges.

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

During Fiscal 2021, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 29, 2022, the Company estimates that $6.7 million will be reclassified into interest expense during the next twelve months.

As of January 29, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	One	$450.0 million	2.19%	June 24, 2028

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	January 29, 2022		January 30, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$10,968	Other liabilities	$31,665

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	January 29, 2022	January 30, 2021	February 1, 2020
Unrealized gains (losses), before taxes	$10,914	$(15,606)	$(22,959)
Income tax (expense) benefit	(2,983)	4,148	6,353
Unrealized gains (losses), net of taxes	$7,931	$(11,458)	$(16,606)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	January 29, 2022	January 30, 2021	February 1, 2020
Interest expense	$14,608	$10,198	$1,733
Income tax benefit	(3,965)	(2,795)	(474)
Net reclassification into earnings	$10,643	$7,403	$1,259

9. Capital Stock

Common Stock

As of January 29, 2022, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2021, the Company acquired 53,783 shares of common stock from employees for approximately $16.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which expired in August 2021. On August 18, 2021, the Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023.

During Fiscal 2021, the Company repurchased 856,855 shares of common stock for $250.0 million under its share repurchase program. As of January 29, 2022, the Company had $150.0 million remaining under its share repurchase authorization.

Subsequent to January 29, 2022 (February 16, 2022), the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

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

	(in thousands, except per share data)
	Fiscal Year Ended

	January 29,	January 30,	February 1,
	2022	2021	2020
Basic net income (loss) per share
Net income (loss)	$408,839	$(216,499)	$465,116
Weighted average number of common shares – basic	66,588	65,962	65,943
Net income (loss) per common share – basic	$6.14	$(3.28)	$7.05
Diluted net income (loss) per share
Net income (loss)	$408,839	$(216,499)	$465,116
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	66,588	65,962	65,943
Assumed exercise of stock options and vesting of restricted stock	685	—	1,350
Assumed conversion of convertible debt	853	—	—
Weighted average number of common shares – diluted	68,126	65,962	67,293
Net income (loss) per common share – diluted	$6.00	$(3.28)	$6.91

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 177,000 shares, 1,960,000 shares and 405,000 shares were excluded from diluted net income (loss) per share for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, since their effect was anti-dilutive.

11. Stock-Based Compensation

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

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 29, 2022, there were 1,906,220 shares of common stock available for issuance under the 2013 Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 29,	January 30,	February 1,
Type of Non-Cash Stock Compensation	2022	2021	2020
Restricted stock and restricted stock unit grants (a)	$30,525	$25,258	$20,454
Stock option grants (a)	18,909	20,038	19,222
Performance stock unit grants (a)	9,112	10,549	4,252
Total (b)	$58,546	$55,845	$43,928

(a) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income (Loss).

(b) The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $10.3 million, $9.1 million and $9.0 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Stock Options

Options granted during Fiscal 2021, Fiscal 2020 and Fiscal 2019, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2021	$219.08	$342.03
Fiscal 2020	$179.46	$246.97
Fiscal 2019	$145.08	$231.86

All awards granted during Fiscal 2021, Fiscal 2020 and Fiscal 2019 vest in either one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2021, Fiscal 2020 and Fiscal 2019 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

As of January 29, 2022, the Company had 1,097,558 options outstanding to purchase shares of common stock, and there was $33.3 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.5 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2021 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 30, 2021	1,346,775	$133.86
Options granted	212,397	315.21
Options exercised (a)	(418,173)	95.38
Options forfeited	(43,441)	195.49
Options outstanding, January 29, 2022	1,097,558	$181.17

(a) Options exercised during Fiscal 2021 had a total intrinsic value of $87.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,097,558	6.7	$181.17	$71.1
Options exercisable	504,737	5.1	$139.20	$46.0

During Fiscal 2021, the fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model. The fair value of each stock option granted during Fiscal 2021 was estimated using the following assumptions:

Fiscal Year Ended
January 29,
2022
Risk-free interest rate	0.45% - 1.13%
Expected volatility	34% - 35%
Expected life (years)	6.00 - 6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$109.91

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in October 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2021, Fiscal 2020 and Fiscal 2019, the expected life of the options was calculated using the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time the Company's common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2021 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2021 was based upon the closing price of the Company’s common stock on the grant date. Certain awards outstanding as of January 29, 2022 cliff vest at the end of a designated service period, ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. The remaining awards outstanding as of January 29, 2022 have graded vesting provisions that generally vest in one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of January 29, 2022, there was approximately $59.8 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as an expense over the next 2.4 years. The awards are expensed on a straight-line basis over the requisite service periods.

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Award grant, vesting and forfeiture transactions during Fiscal 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 30, 2021	396,555	$168.87
Awards granted	147,677	317.54
Awards vested (a)	(154,501)	152.73
Awards forfeited	(21,573)	207.80
Non-vested awards outstanding, January 29, 2022	368,158	233.00

(a)
Restricted stock awards vested during Fiscal 2021 had a total intrinsic value of $48.1 million.

Performance Share Units

The Company grants performance share units to its senior executives. Vesting of these performance share units is based on pre-established EBIT margin expansion and sales compound annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition to the performance conditions, each performance share unit cliff vests at the end of a three-year service period. Following a change of control, all unvested performance share units shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of January 29, 2022, there was approximately $16.3 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as an expense over the next 1.7 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2021 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested units outstanding, January 30, 2021	148,668	$176.70
Units granted	55,361	321.04
Awards forfeited	(17,593)	215.49
Non-vested units outstanding, January 29, 2022	186,436	215.90

12. Lease Commitments

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

As a result of the COVID-19 pandemic and the associated temporary store closures, the Company worked with its landlords to modify payment terms for certain leases. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company has made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made as enforceable rights under the original contract. Additionally, the Company has elected to account for these concessions outside of the lease modification framework described under ASC 842. As a result, deferred payments related to these leases of $1.5 million are included in the line item “Other current liabilities” on the Company’s Consolidated Balance Sheet.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2022	$494,529	$7,513
2023	484,061	7,589
2024	448,842	7,417
2025	414,697	5,287
2026	377,819	5,324
Thereafter	1,306,520	28,013
Total future minimum lease payments	3,526,468	61,143
Amount representing interest	(628,255)	(17,198)
Total lease liabilities	2,898,213	43,945
Less: current portion of lease liabilities	(358,793)	(4,743)
Total long term lease liabilities	$2,539,420	$39,202

Weighted average discount rate	5.0%	6.7%
Weighted average remaining lease term (years)	8.2	11.1

The above schedule excludes approximately $567.2 million for 82 stores and one warehouse that the Company has committed to open or relocate but has not yet taken possession of the space.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Finance lease cost:
Amortization of finance lease asset (a)	$4,554	$5,907	$4,027
Interest on lease liabilities (b)	3,111	3,394	2,770
Operating lease cost (c)	468,349	441,089	414,174
Variable lease cost (c)	188,035	180,270	155,210
Total lease cost	664,049	630,660	576,181
Less all rental income (d)	(5,771)	(5,010)	(5,029)
Total net rent expense (e)	$658,278	$625,650	$571,152

(a) Included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss).

(b) Included in the line item “Interest expense” in the Company’s Consolidated Statements of Income (Loss).

(c) Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income (Loss).

(d) Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income (Loss).

(e) Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$509,971	$409,750	$401,575
Cash payments for the principal portion of finance lease liabilities (b)	$4,073	$3,269	$2,932
Cash payments for the interest portion of finance lease liabilities (a)	$3,111	$3,394	$2,770
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$516,545	$413,068	$690,827

(a) Included within operating activities in the Company’s Consolidated Statements of Cash Flows.

(b) Included within financing activities in the Company’s Consolidated Statements of Cash Flows.

13. Employee Retirement Plans

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

The Company recorded $11.4 million, $10.2 million and $10.0 million of 401(k) Plan match expense during Fiscal 2021, Fiscal 2020 and Fiscal 2019 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income (Loss).

14. Income Taxes

Income (loss) before income taxes was as follows for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(in thousands)
	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Domestic	$533,906	$(441,473)	$573,399
Foreign	11,392	3,850	7,126
Total income (loss) before income taxes	$545,298	$(437,623)	$580,525

Income tax expense (benefit) was as follows for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(in thousands)
	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$69,146	$(210,304)	$83,521
State	11,546	12,964	20,778
Foreign	3,815	1,175	2,040
Subtotal	84,507	(196,165)	106,339
Deferred:
Federal	32,217	13,600	8,375
State	19,272	(38,816)	1,012
Foreign	463	257	(317)
Subtotal	51,952	(24,959)	9,070
Total income tax expense (benefit)	$136,459	$(221,124)	$115,409

The tax rate reconciliations were as follows for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0	3.0	4.0
Excess tax benefit from stock compensation	(4.8)	7.2	(5.3)
Tax credits	(1.6)	1.8	(1.0)
Carryback tax rate differential	—	19.8	—
Non-deductible expenses	2.0	(1.8)	0.8
Loss from extinguishment of convertible debt	4.4	—	—
Other	—	(0.5)	0.4
Effective tax rate	25.0%	50.5%	19.9%

The income tax benefit in the prior year is a result of the pre-tax loss and the carry-back of net operating losses arising in Fiscal 2020 to the five prior tax years, as permitted under the CARES Act. The higher effective tax rate in the prior year is a function of losses facilitating a refund receivable upon amending previously filed returns at a 35% tax rate. Additionally, excess tax benefit from stock compensation drove an increase in the tax rate related to pre-tax loss in Fiscal 2020, compared to a decrease in the tax rate related to pre-tax income in Fiscal 2021.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 29, 2022		January 30, 2021
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$253,097	$—	$225,203
Operating lease liability	745,300	—	705,968	—
Operating lease asset	—	687,128	—	656,193
Intangibles—indefinite-lived	—	64,093	—	64,459
Financing	1,378	—	—	30,860
Employee benefit compensation	17,703	—	21,015	—
State net operating losses (net of federal benefit)	25,450	—	42,991	—
Tax credits	8,562	—	13,883	—
Other	2,725	—	10,386	—
Valuation allowance	(12,864)	—	(12,957)	—
Total non-current deferred tax assets and liabilities	$788,254	$1,004,318	$781,286	$976,715
Net deferred tax liability		$216,064		$195,429

As of January 29, 2022, the Company has a deferred tax asset related to net operating losses of $25.5 million, inclusive of $25.2 million of state net operating losses which will expire at various dates between 2022 and 2041 and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of January 29, 2022, the Company had tax credit carry-forwards of $8.6 million, inclusive of state tax credit carry-forwards of $7.7 million that will begin to expire in 2023 and $0.9 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of January 30, 2021, the Company had a deferred tax asset related to net operating losses of $43.0 million, inclusive of $42.7 million of state net operating losses, and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of January 30, 2021, the Company had tax credit carry-forwards of $13.9 million, inclusive of federal tax credit carry-forwards of $4.8 million, state tax credit carry-forwards of $7.9 million, and $1.2 million of Puerto Rico AMT credits.

The Company believes that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $5.3 million on state net operating losses and $7.2 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized. As a result, it has provided for a full valuation allowance of $0.3 million. If the Company's assumptions change and it determines it will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 29, 2022 will be recorded to the Company’s Consolidated Statement of Income (Loss). As of January 30, 2021, the Company provided a total valuation allowance of $13.0 million, inclusive of $5.3 of valuation allowance related to state net operating losses, $7.4 million related to tax credit carry-forwards and $0.3 million related to Puerto Rico.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at February 2, 2019	$8,927
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(67)
Balance at February 1, 2020	$8,077
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,269)
Settlements	(396)
Lapse of statute of limitations	(72)
Balance at January 30, 2021	$6,340
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(770)
Balance at January 29, 2022	$4,787

As of January 29, 2022, the Company reported total unrecognized benefits of $4.8 million, of which $3.8 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $1.2 million of interest and penalties during Fiscal 2021 in the line item “Income tax expense (benefit)” in the Company’s Consolidated Statements of Income (Loss). Cumulative interest and penalties of $9.1 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of January 29, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 30, 2021, the Company reported total unrecognized benefits of $6.3 million, of which $5.0 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $1.1 million of interest and penalties during Fiscal 2020 in the line item “Income tax expense (benefit)” in the Company’s Consolidated Statements of Income (Loss). Cumulative interest and penalties of $10.6 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of January 30, 2021.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2018 through 2021. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2017 through 2021, with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

15. Fair Value of Financial Instruments

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 29, 2022 and January 30, 2021 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 29,	January 30,
	2022	2021
Level 1
Cash equivalents (including restricted cash)	$701,638	$1,001,475

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 29, 2022		January 30, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$956,608	$955,412	$—	$—
Term B-5 Loans	—	—	961,415	955,406
Convertible Notes	572,322	724,703	805,000	1,080,713
Secured Notes	—	—	300,000	320,625
ABL Line of Credit (a)	—	—	—	—
Total debt (b)	$1,528,930	$1,680,115	$2,066,415	$2,356,744

(a)
To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates, due to short term nature.
(b)
Excludes finance lease obligations, original-issue discount and deferred financing costs.

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

16. Commitments and Contingencies

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $55.4 million and $54.9 million as of January 29, 2022 and January 30, 2021, respectively.

Letters of credit outstanding as of January 29, 2022 and January 30, 2021 amounted to $48.4 million and $46.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $7.1 million and $8.2 million at January 29, 2022 and January 30, 2021, respectively, related to certain merchandising agreements. The Company had $594.6 million and $476.8 million available under the ABL Line of Credit as of January 29, 2022 and January 30, 2021, respectively.

Inventory Purchase Commitments

The Company had $1,396.4 million of purchase commitments related to goods that were not received as of January 29, 2022.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby, upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

17. Related Party Transactions

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

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	As of
	January 29, 2022	January 30, 2021
	(in thousands)
ASSETS:
Cash and cash equivalents	$503	$51
Total current assets	503	51
Investment in subsidiaries	1,322,475	1,098,823
Total assets	$1,322,978	$1,098,874
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Long term debt	562,561	634,120
Commitments and contingencies
Total stockholders’ equity	760,417	464,754
Total liabilities and stockholders’ equity	$1,322,978	$1,098,874

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Fiscal Years Ended
	January 29, 2022	January 30, 2021		February 1, 2020
	(in thousands)
REVENUES:
Total revenue	$—	$—		$—
COSTS AND EXPENSES:
Income from equity investment	—	—		—
Total costs and expenses	—	—		—
Income before provision for income tax	—	—		—
Provision for income tax	—	—		—
Earnings from equity investment, net of income taxes	$408,839	$(216,499)		$465,116
Net income (loss)	$408,839	$(216,499)		$465,116
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	7,931	(11,458)		(16,606)
Net reclassification into earnings during the period	10,643	7,403		1,259
Total comprehensive income (loss)	$427,413	$(220,554)	(1)	$449,769	(1)

See Notes to Condensed Financial Statements

(1) During the current year financial reporting process, management determined that the previously reported Total comprehensive income (loss) of the Parent Company did not include the components of Other comprehensive income (loss) of the Parent Company. As a result, the accompanying Condensed Statements of Income and Comprehensive Income (Loss) for the years ended January 30, 2021 and February 1, 2020 have been revised to correct the presentation of Total comprehensive income (loss) to include the components of Other comprehensive income (loss) of the Parent Company. The correction of this presentation had no impact on previously reported Net income (loss) of the Parent Company and resulted in an increase in previously reported Total comprehensive loss from $216.5 million to $220.6 million for the year ended January 30, 2021 and a decrease in previously reported Total comprehensive income from $465.1 million to $449.8 million for the year ended February 1, 2020.

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	Fiscal Years Ended
	January 29, 2022	January 30, 2021		February 1, 2020
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operations	$—	$—		$—
INVESTING ACTIVITIES:
Net contribution from (payment to) subsidiaries	428,888	(753,404)	(1)	288,871	(1)
Net cash provided by (used in) investing activities	428,888	(753,404)		288,871
FINANCING ACTIVITIES:
Proceeds from long term debt - Convertible Notes	—	805,000		—
Principal payment on long term debt—Convertible Notes	(201,695)	—		—
Purchase of treasury shares	(266,628)	(65,526)		(323,080)
Proceeds from stock option exercises	39,887	34,924		34,222
Deferred financing costs	—	(20,994)		—
Net cash provided by (used in) financing activities	(428,436)	753,404	(1)	(288,858)	(1)
Increase (Decrease) in cash and cash equivalents	452	—		13
Cash and cash equivalents at beginning of period	51	51		38
Cash and cash equivalents at end of period	$503	$51		$51

See Notes to Condensed Financial Statements

(1) During the current year financial reporting process, management determined that the Parent Company’s net investment activities in its subsidiary were incorrectly classified as Financing activities rather than Investing activities in the Company’s previously reported Condensed Statements of Cash Flows for the years ended January 30, 2021 and February 1, 2020. As a result, the accompanying Condensed Statements of Cash Flows have been revised to reclassify Intercompany financing transactions previously classified within Financing activities as a net payment to subsidiary of $753.4 million and a net contribution from subsidiary of $288.9 million to Net contribution from (payment to) subsidiaries within Investing activities for the years ended January 30, 2021 and February 1, 2020, respectively.

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

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $58.5 million, $55.8 million and $43.9 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Note 4. Long Term Debt

On April 16, 2020, the Parent Company issued $805.0 million of Convertible Notes. The Convertible Notes are general unsecured obligations of the Parent Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the third quarter of Fiscal 2021, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $160.4 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $90.8 million in cash and 513,991 shares of the Parent Company's common stock. During the fourth quarter of Fiscal 2021, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $72.3 million in aggregate principal amount of Convertible Notes held by them for $109.0 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million that have been pushed down to Parent Company's subsidiaries for Fiscal 2021.

Subsequent to January 29, 2022 (March 15, 2022), the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders have agreed to exchange $55.6 million in aggregate principal amount of Convertible Notes held by them for an amount in cash to be calculated based on the volume-weighted average price of the Parent Company’s common stock over a two-day measurement period beginning on March 16, 2022. These exchange transactions are expected to close on March 21, 2022, subject to the satisfaction of customary closing conditions.

The Convertible Notes contain a cash conversion feature, and as a result, the Company initially separated it into liability and equity components. The Parent Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component. As a result of adopting ASU 2020-06, the Parent Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt.

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

Prior to adoption of ASU 2020-06, the debt discount and the debt portion of the deferred costs were being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.2%. The effective interest rate after adoption of ASU 2020-06 is 2.8%. Interest expense on the Convertible Notes of $20.1 million and $40.5 million have been pushed down to Parent Company’s subsidiaries for Fiscal 2021 and Fiscal 2020, respectively.

There was a $572.3 million and $805.0 million intercompany note receivable as of January 29, 2022 and January 30, 2021, respectively, related to the cash transferred to Parent subsidiaries for the Convertible Notes, which is included in Investment in subsidiaries in the Condensed Balance Sheets.

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 29,	January 30,
	2022	2021
Liability component:
Principal	$572,322	$805,000
Unamortized debt discount	—	(156,689)
Unamortized deferred debt costs	(9,761)	(14,191)
Net carrying amount	$562,561	$634,120

Equity component, net	$—	$131,916

Note 5. Capital Stock

Treasury Stock

The Parent Company accounts for treasury stock under the cost method.

During Fiscal 2021, the Parent Company acquired 53,783 shares of common stock from employees for approximately $16.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Purchase of treasury shares” on the Parent Company’s Condensed Statements of Cash Flows.

Share Repurchase Program

On August 14, 2019, the Parent Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which expired in August 2021. On August 18, 2021, the Parent Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023.

During Fiscal 2021, the Parent Company repurchased 856,855 shares of common stock for $250.0 million under its share repurchase program. As of January 29, 2022, the Parent Company had $150.0 million remaining under its share repurchase authorization.

Subsequent to January 29, 2022 (February 16, 2022), the Parent Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024. This repurchase program is funded using the Parent Company’s available cash and borrowings under the ABL Line of Credit.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 29, 2022
Allowance for doubtful accounts	$4,855	$185	$—	$1,735	$3,305
Valuation allowances on deferred tax assets	$12,957	$—	$(93)	$—	$12,864
Year ended January 30, 2021
Allowance for doubtful accounts	$795	$4,069	$—	$9	$4,855
Valuation allowances on deferred tax assets	$9,842	$—	$3,115	$—	$12,957
Year ended February 1, 2020
Allowance for doubtful accounts	$78	$992	$—	$275	$795
Valuation allowances on deferred tax assets	$10,268	$—	$(426)	$—	$9,842

Notes:

(1) Amounts related to valuation allowances on deferred taxes are charged to income tax expense.

(2) Actual allowances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, January 29, 2022. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2022.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 29, 2022, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 29, 2022, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 16, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Board Committees,” in the Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2021 fiscal year.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 46 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is starting on page 80. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 86 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference. Exhibits filed prior to June 2013 are incorporated herein by reference to filings of Burlington Coat Factory Investments Holdings, Inc. (File No. 333-137916-110).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Current Report on Form 8-K	February 27, 2018
4.1	Description of the Registrant’s Securities.	Annual Report on Form 10-K	March 13, 2020
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
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
10.1.9

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
10.2.5

Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K	December 22, 2021
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4	October 10, 2006
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4	October 10, 2006

10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T	April 30, 2010
10.11	Form of Swingline Note.	Registration Statement on Form S-4	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006
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

		Registration Statement on Form S-4	October 10, 2006
10.16+	Employment Agreement, dated October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010
10.16.1+	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Transition Report on Form 10-K/T	April 30, 2010
10.16.2+	Amendment No. 2 to Employment Agreement, dated October 18, 2012, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Quarterly Report on Form 10-Q	December 11, 2012
10.16.3+	Amendment No. 3 to Employment Agreement, dated July 22, 2020, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.	Current Report on Form 8-K	July 24, 2020
10.17+	Employment Agreement, dated January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Quarterly Report on Form 10-Q	April 15, 2008
10.17.1+	Amendment No. 1 to Employment Agreement, dated October 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.	Registration Statement on Form S-1/A	September 6, 2013

10.18+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.18.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017
10.18.2+	Amendment No. 2, dated March 12, 2021, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Annual Report on Form 10-K	March 15, 2021
10.19+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.20+	Employment Agreement, dated as of March 23, 2011, by and between Burlington Coat Factory Warehouse Corporation and John Crimmins	Annual Report on Form 10-K	March 13, 2020
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
10.36+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 1, 2019).

	Quarterly Report on Form 10-Q	June 3, 2019

10.37+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

	Quarterly Report on Form 10-Q	June 3, 2019
10.38+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

	Quarterly Report on Form 10-Q	June 3, 2019
10.39+

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
10.41

Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

	Current Report on Form 8-K	April 16, 2020
10.42

Intellectual Property Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

	Current Report on Form 8-K	April 16, 2020
10.43

Pledge Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

	Current Report on Form 8-K	April 16, 2020
10.44

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
10.45

Pari Passu Intercreditor Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent under the Term Loan Facility, and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

	Current Report on Form 8-K	April 16, 2020

10.46+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

		Quarterly Report on Form 10-Q	August 27, 2020
10.47+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made from and after May 20, 2020).

		Quarterly Report on Form 10-Q	August 27, 2020
10.48+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

		Quarterly Report on Form 10-Q	May 27, 2021
10.49+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

		Quarterly Report on Form 10-Q	May 27, 2021
10.50+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

		Quarterly Report on Form 10-Q	May 27, 2021
10.51+	Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning) (Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.52+	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.53+	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021
10.54+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole RSU Award).

		Current Report on Form 8-K	July 15, 2021
10.55+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole Option Award).

		Current Report on Form 8-K	July 15, 2021
10.56+	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.	Annual Report on Form 10-K	April 26, 2013

10.57+	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.	Annual Report on Form 10-K	April 26, 2013
10.58+†	Offer Letter with Michael Allison dated March 9, 2021.
10.59+†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 9, 2021).

10.60+†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after November 9, 2021).

10.61+†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made to certain merchandising and planning associates).

10.62+†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made to certain merchandising and planning associates).

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

+ Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON STORES, INC.

By:	/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2022.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ John Crimmins	Chief Financial Officer (Principal Financial Officer)
John Crimmins

/s/ Jeffrey Laub	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey Laub

/s/ Ted English	Director
Ted English

/s/ Michael Goodwin	Director
Michael Goodwin

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura Sen	Director
Laura Sen

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio