Form 10-Q
period 2022-04-30
Burlington Stores, Inc.
filed 2022-05-26
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The registrant had 66,072,065 shares of common stock outstanding as of April 30, 2022.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	April 30,	May 1,
	2022	2021
REVENUES:
Net sales	$1,925,643	$2,190,667
Other revenue	4,049	2,629
Total revenue	1,929,692	2,193,296
COSTS AND EXPENSES:
Cost of sales	1,136,946	1,242,189
Selling, general and administrative expenses	680,327	664,828
Depreciation and amortization	66,304	55,610
Impairment charges - long-lived assets	2,543	777
Other income - net	(3,398)	(1,374)
Loss on extinguishment of debt	14,657	—
Interest expense	14,606	19,599
Total costs and expenses	1,911,985	1,981,629
Income before income tax expense	17,707	211,667
Income tax expense	1,533	40,637
Net income	$16,174	$171,030

Net income per common share:
Common stock - basic	$0.24	$2.58
Common stock - diluted	$0.24	$2.51
Weighted average number of common shares:
Common stock - basic	66,281	66,397
Common stock - diluted	66,645	68,032

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 30,	May 1,
	2022	2021

Net income	$16,174	$171,030
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gains arising during the period	20,060	825
Net reclassification into earnings during the period	2,842	2,159
Other comprehensive income, net of tax	22,902	2,984
Total comprehensive income	$39,076	$174,014

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	April 30,	January 29,	May 1,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$627,050	$1,091,091	$1,530,600
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	77,708	54,089	83,350
Merchandise inventories	1,257,104	1,021,009	767,575
Assets held for disposal	3,791	4,358	6,655
Prepaid and other current assets	209,007	370,515	343,336
Total current assets	2,181,242	2,547,644	2,738,098
Property and equipment—net	1,567,400	1,552,237	1,454,454
Operating lease assets	2,816,885	2,638,473	2,500,887
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	3,824	3,959	4,332
Other assets	79,067	62,136	68,209
Total assets	$6,933,482	$7,089,513	$7,051,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$962,208	$1,080,802	$906,960
Current operating lease liabilities	374,740	358,793	312,934
Other current liabilities	378,075	493,695	504,520
Current maturities of long term debt	14,473	14,357	4,287
Total current liabilities	1,729,496	1,947,647	1,728,701
Long term debt	1,474,941	1,541,102	2,081,013
Long term operating lease liabilities	2,709,016	2,539,420	2,428,866
Other liabilities	71,010	80,904	100,953
Deferred tax liabilities	232,863	220,023	171,619
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,800,820 shares, 81,677,315 shares and 80,897,050 shares, respectively;
Outstanding: 66,072,065 shares, 66,491,555 shares and 66,580,160 shares, respectively	7	7	7
Additional paid-in-capital	1,948,980	1,927,554	1,706,883
Accumulated earnings	430,466	414,292	176,483
Accumulated other comprehensive income (loss)	18,461	(4,441)	(20,031)
Treasury stock, at cost	(1,681,758)	(1,576,995)	(1,323,450)
Total stockholders' equity	716,156	760,417	539,892
Total liabilities and stockholders' equity	$6,933,482	$7,089,513	$7,051,044

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 30,	May 1,
	2022	2021
OPERATING ACTIVITIES
Net income	$16,174	$171,030
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	66,304	55,610
Impairment charges—long-lived assets	2,543	777
Amortization of deferred financing costs	986	1,651
Accretion of long term debt instruments	238	197
Deferred income taxes	4,496	9,010
Loss on extinguishment of debt	14,657	—
Non-cash stock compensation expense	16,705	12,879
Non-cash lease expense	(357)	(4,799)
Cash received from landlord allowances	7,199	9,690
Changes in assets and liabilities:
Accounts receivable	(23,710)	(20,175)
Merchandise inventories	(236,096)	(26,787)
Prepaid and other current assets	161,509	(29,182)
Accounts payable	(119,282)	42,651
Other current liabilities	(88,880)	(3,029)
Other long term assets and long term liabilities	1,114	346
Other operating activities	4,101	3,540
Net cash (used in) provided by operating activities	(172,299)	223,409
INVESTING ACTIVITIES
Cash paid for property and equipment	(106,899)	(71,671)
Other investing activities	(75)	(149)
Net cash (used in) investing activities	(106,974)	(71,820)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(2,404)	—
Principal payment on long term debt—Convertible Notes	(78,187)	—
Purchase of treasury shares	(104,763)	(13,083)
Proceeds from stock option exercises	4,721	16,089
Other financing activities	(4,135)	(4,271)
Net cash (used in) financing activities	(184,768)	(1,265)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(464,041)	150,324
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,097,673	1,386,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$633,632	$1,537,182
Supplemental disclosure of cash flow information:
Interest paid	$14,228	$23,758
Income tax payments - net	$(177,205)	$462
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$37,235	$41,745

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of April 30, 2022, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 866 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Fiscal 2021 10-K). The balance sheet at January 29, 2022 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2021 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended April 30, 2022 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2021 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. The current fiscal year ending January 28, 2023 (Fiscal 2022) and the prior fiscal year ended January 29, 2022 (Fiscal 2021) both consist of 52 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended April 30, 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of April 30, 2022 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three month periods ended April 30, 2022 and May 1, 2021 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	$7	$1,948,980	$430,466	$18,461	(15,728,755)	$(1,681,758)	$716,156

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net loss	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized losses on interest rate derivative contracts, net of related tax benefit of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of ASU 2020-06	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	$7	$1,706,883	$176,483	$(20,031)	(14,316,890)	$(1,323,450)	$539,892

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2022 (remainder)	$383,117	$5,644
2023	516,652	7,589
2024	474,253	7,417
2025	444,798	5,287
2026	408,513	5,324
2027	370,149	3,780
Thereafter	1,130,557	24,233
Total future minimum lease payments	3,728,039	59,274
Amount representing interest	(644,283)	(16,469)
Total lease liabilities	3,083,756	42,805
Less: current portion of lease liabilities	(374,740)	(4,859)
Total long term lease liabilities	$2,709,016	$37,946

Weighted average discount rate	4.8%	6.6%
Weighted average remaining lease term (years)	8.3	11.0

The above schedule excludes approximately $485.8 million for 85 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	April 30, 2022	May 1, 2021
Finance lease cost:
Amortization of finance lease asset (a)	$1,140	$1,142
Interest on lease liabilities (b)	722	808
Operating lease cost (c)	125,688	111,159
Variable lease cost (c)	48,970	46,747
Total lease cost	176,520	159,856
Less all rental income (d)	(1,548)	(1,275)
Total net rent expense (e)	$174,972	$158,581

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$126,091	$128,200
Cash payments for the principal portion of finance lease liabilities (b)	$1,140	$1,263
Cash payments for the interest portion of finance lease liabilities (a)	$722	$808
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$276,559	$114,364

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 30,	January 29,	May 1,
	2022	2022	2021
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$948,511	$950,676	$—
Senior secured term loan facility (Term B-5 Loans), LIBOR (with a floor of 0.00%) plus 1.75%, repaid in full on June 24, 2021	—	—	958,615
$805,000 convertible senior notes, 2.25%, matures on April 15, 2025	507,687	572,322	805,000
$300,000 senior secured notes, 6.25%, redeemed in full on June 11, 2021	—	—	300,000
$650,000 ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	42,805	43,945	46,719
Unamortized deferred financing costs	(9,589)	(11,484)	(25,034)
Total debt	1,489,414	1,555,459	2,085,300
Less: current maturities	(14,473)	(14,357)	(4,287)
Long term debt, net of current maturities	$1,474,941	$1,541,102	$2,081,013

Term Loan Facility

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the credit agreement, dated February 24, 2011, among BCFWC the guarantors signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners, and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers (as amended from time to time, the Term Loan Credit Agreement) governing the senior secured term loan facility (the Term Loan Facility). The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. This amendment also requires quarterly principal payments of $2.4 million. In connection with the execution of the Ninth Amendment, the Company incurred fees of $3.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Condensed Consolidated Statement of Income. Additionally, the Company recognized a loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Condensed Consolidated Statement of Income.

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

At April 30, 2022 and May 1, 2021, the interest rate related to the Term Loan Facility was 2.8% and 1.9%, respectively.

Convertible Notes

On April 16, 2020, the Company issued $805.0 million of its 2.25% Convertible Senior Notes due 2025 (Convertible Notes). The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2020. The Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of the Company's common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021.

During the first quarter of Fiscal 2022, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

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

Holders of the Convertible Notes may require the Company to repurchase their Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate event or during the relevant redemption period for such Convertible Notes. The effective interest rate is 2.8%.

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	April 30,	January 29,	May 1,
	2022	2022	2021
Principal	$507,687	$572,322	$805,000
Unamortized deferred debt costs	(7,934)	(9,761)	(16,854)
Net carrying amount	$499,753	$562,561	$788,146

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended
	April 30, 2022	May 1, 2021
Coupon interest	$3,003	$4,511
Amortization of deferred debt costs	775	1,000
Convertible Notes interest expense	$3,778	$5,511

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

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. This redemption resulted in a pre-tax debt extinguishment charge of $30.2 million in the third quarter of Fiscal 2021.

ABL Line of Credit

At April 30, 2022, the Company had $597.5 million available under its $650.0 million asset-based lending facility (the ABL Line of Credit). There were no borrowings under the ABL Line of Credit during the three month period ended April 30, 2022.

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

As of April 30, 2022, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	April 30, 2022		January 29, 2022		May 1, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$19,453	Other liabilities	$10,968	Other liabilities	$27,569

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	April 30, 2022	May 1, 2021
Unrealized gains, before taxes	$27,491	$1,132
Income tax expense	(7,431)	(307)
Unrealized gains, net of taxes	$20,060	$825

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	April 30, 2022	May 1, 2021
Interest expense	$3,892	$2,964
Income tax benefit	(1,050)	(805)
Net reclassification into earnings	$2,842	$2,159

The Company estimates that approximately $6.9 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

6. Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC 820, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of April 30, 2022, January 29, 2022 and May 1, 2021 are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 30,	January 29,	May 1,
	2022	2022	2021
Level 1
Cash equivalents (including restricted cash)	$291,694	$701,638	$1,001,534

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC 820. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. During the first quarter of Fiscal 2022 and the first quarter of Fiscal 2021, the assets impaired had a remaining carrying value after impairments of $3.4 million and $3.1 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	April 30, 2022		January 29, 2022		May 1, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$954,204	$945,855	$956,608	$955,412	$—	$—
Term B-5 Loans	—	—	—	—	961,415	953,604
Convertible Notes	507,687	613,860	572,322	724,703	805,000	1,268,382
Secured Notes	—	—	—	—	300,000	318,375
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,461,891	$1,559,715	$1,528,930	$1,680,115	$2,066,415	$2,540,361
(a)
To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates, due to its short term nature.
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

7. Income Taxes

Income tax expense was $1.5 million during the first quarter of Fiscal 2022 compared with $40.6 million during the first quarter of Fiscal 2021. The effective tax rate for the first quarter of Fiscal 2022 was 8.7% compared with 19.2% during the first quarter of Fiscal 2021. The decrease in income tax expense in the current year was a result of lower pre-tax income. The decrease in effective tax rate is due to favorable permanent items having a greater impact as a result of the lower pretax income compared to the prior year.

Net deferred taxes are as follows:

	(in thousands)
	April 30,	January 29,	May 1,
	2022	2022	2021
Deferred tax asset	$3,824	$3,959	$4,332
Deferred tax liability	232,863	220,023	171,619
Net deferred tax liability	$229,039	$216,064	$167,287

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of April 30, 2022, the Company had a deferred tax asset related to net operating losses of $22.2 million, inclusive of $21.9 million related to state net operating losses that expire at various dates between 2023 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of April 30, 2022, the Company had a deferred tax asset related to tax credit carry-forwards of $8.6 million, inclusive of $7.8 million of state tax credit carry-forwards, which will begin to expire in 2023, and $0.8 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of April 30, 2022, January 29, 2022 and May 1, 2021, valuation allowances amounted to $12.9 million, $12.9 million and $13.7 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. As of April 30, 2022, the Company received a portion of its one-time tax refund from the carryback of federal net operating losses (NOLs) as a result of the CARES Act in the amount of $177.4 million. The remaining amount of the refund to be received as of April 30, 2022 is $68.1 million, which is included in the line item “Prepaid and other current assets” on the Company’s Condensed Consolidated Balance Sheet.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended April 30, 2022, the Company acquired 30,090 shares of common stock from employees for approximately $5.7 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 18, 2021, the Company’s board of directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. This repurchase program is funded using the Company’s available cash and borrowings under the ABL Line of Credit.

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024.

During the first quarter of Fiscal 2022, the Company repurchased 512,905 shares of common stock for $99.1 million under this repurchase program. As of April 30, 2022, the Company had $550.9 million remaining under its share repurchase authorization.

9. Net Income Per Share

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

	(in thousands, except per share data)
	Three Months Ended

	April 30,	May 1,
	2022	2021
Basic net income per share
Net income	$16,174	$171,030
Weighted average number of common shares – basic	66,281	66,397
Net income per common share – basic	$0.24	$2.58
Diluted net income per share
Net income	$16,174	$171,030
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	66,281	66,397
Assumed exercise of stock options and vesting of restricted stock	364	761
Assumed conversion of convertible debt	—	874
Weighted average number of common shares – diluted	66,645	68,032
Net income per common share – diluted	$0.24	$2.51

Approximately 555,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended April 30, 2022, since their effect was anti-dilutive.

Approximately 5,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income per share for the three month period ended May 1, 2021, since their effect was anti-dilutive.

During the three months ended April 30, 2022, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

10. Stock-Based Compensation

As of April 30, 2022, there were 1,898,671 shares of common stock available for issuance under the Company’s 2013 Omnibus Incentive Plan. Subsequent to the end of the first quarter of Fiscal 2022, the Company's stockholders approved the Company's 2022 Omnibus Incentive Plan (2022 Plan) at the Company’s annual meeting of stockholders on May 18, 2022. The 2022 Plan previously had been approved by the Company’s Board of Directors subject to stockholder approval. The 2022 Plan replaces the 2013 Plan and is largely based on the 2013 Plan, but with updates to the available shares and other administrative changes. Subject to the terms and conditions of the 2022 Plan, the number of shares of Company common stock authorized for grants under the 2022 Plan is 5,470,000 shares plus the number of shares that remained available for future grant under the 2013 Plan as of the effectiveness of the 2022 Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	April 30,	May 1,
Type of Non-Cash Stock Compensation	2022	2021
Restricted stock and restricted stock unit grants (a)	$8,492	$6,256
Stock option grants (a)	4,999	4,394
Performance stock unit grants (a)	3,214	2,229
Total (b)	$16,705	$12,879

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three month period ended April 30, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million. For the three month period ended May 1, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $2.4 million.

Stock Options

Stock option transactions during the three month period ended April 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 29, 2022	1,097,558	$181.17
Options granted	6,993	214.03
Options exercised (a)	(41,673)	113.29
Options forfeited	(3,414)	213.94
Options outstanding, April 30, 2022	1,059,464	$183.95

(a)
Options exercised during the three month period ended April 30, 2022 had a total intrinsic value of $3.8 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of April 30, 2022:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,059,464	6.7	$183.95	$43.5
Options exercisable	470,643	5.3	$141.00	$29.5

The fair value of each stock option granted during the three month period ended April 30, 2022 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
April 30,
2022
Risk-free interest rate	1.13%
Expected volatility	34%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$74.83

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price, as well as the historical volatility of the stock price of peer companies that are publicly traded over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended April 30, 2022, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the three month period ended April 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	368,158	$233.00
Awards granted	3,345	213.15
Awards vested (a)	(2,224)	159.11
Awards forfeited	(1,360)	210.81
Non-vested awards outstanding, April 30, 2022	367,919	233.35

(a)
Restricted stock awards vested during the three month period ended April 30, 2022 had a total intrinsic value of $0.5 million.

The fair value of each share of restricted stock granted during the three month period ended April 30, 2022 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2020 and Fiscal 2021 is based on continued service and the achievement of pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 will be based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the three month period ended April 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	186,436	$215.90
Awards granted (a)	11,118	170.08
Awards vested (a) (b)	(81,440)	173.84
Awards forfeited	—	—
Non-vested awards outstanding, April 30, 2022	116,114	241.01
(a)
Inclusive of awards distributed in connection with the final settlement of the performance-based stock awards granted in Fiscal 2019.
(b)
Performance-based stock awards vested during the three month period ended April 30, 2022 had a total intrinsic value of $15.4 million.

11. Commitments and Contingencies

Legal

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property, privacy and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $52.5 million, $55.4 million and $50.6 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively. Among these arrangements, as of April 30, 2022, January 29, 2022 and May 1, 2021, the Company had letters of credit outstanding in the amount of $47.3 million, $48.4 million and $46.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $5.2 million, $7.1 million and $3.8 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $597.5 million, $594.6 million and $549.5 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

Purchase Commitments

The Company had $1,452.3 million of purchase commitments related to goods that were not received as of April 30, 2022.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths the Company will pay $1.0 million to each respective designated beneficiary.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Fiscal 2021 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 866 stores as of April 30, 2022 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2022 is defined as the 52-week year ending January 28, 2023. Fiscal 2021 is defined as the 52-week year ended January 29, 2022.

Store Openings, Closings, and Relocations

During the three month period ended April 30, 2022, we opened 33 new stores, inclusive of five relocations, and permanently closed two stores, exclusive of the aforementioned relocations, bringing our store count as of April 30, 2022 to 866 stores.

Ongoing Initiatives for Fiscal 2022

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
•
Operating with Leaner Inventories. We are planning to carry less inventory in our stores going forward compared to historical levels, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.
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
•
Enhancing the Store Experience. We continue to invest in select store relocations and downsizes to improve the customer experience, taking into consideration the age, size, sales, and location of a store. Relocations provide an opportunity, upon leases expiration, to right-size our stores, improve our competitive positioning, incorporate our new prototype store designs and reduce occupancy costs. Downsizes provide an opportunity to right-size our stores, within our existing space, improve co-tenancy, incorporate all of our new store designs and reduce occupancy costs.
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
•
Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, as we plan to carry less inventory in our stores compared to historical levels, we expect to drive faster turns, which in turn will reduce the amount of markdowns taken.
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

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income. Some of these uncertainties and challenges are summarized below. For a further discussion, please refer to the description under the heading “Risk Factors” in the Fiscal 2021 10-K.

COVID-19. The extent of the continuing impact of the COVID-19 pandemic on our business will depend largely on future developments, including the production and administration of effective medical treatments and vaccines, additional costs and delays related to our supply chain, reduced workforces or labor shortages and scarcity of raw materials, and any future required store closures because of COVID-19 resurgences. COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows.

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

Weather continues to be a contributing factor to the sale of our merchandise. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

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

Industry-wide supply chain issues led to increased freight and labor costs during Fiscal 2021 and continue to add pressure on margins in Fiscal 2022. These costs significantly impacted results in Fiscal 2021 and the first quarter of Fiscal 2022, and there remains significant uncertainty around when and if freight costs will return to pre-pandemic levels. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

We have also experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods, as well as in occupancy and other operating costs. There can be no assurance that we will be able to offset inflationary pressure in the future by increasing prices or through other means, or that our business will not be negatively affected by continued inflation in the future.

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income. We earned net income of $16.2 million during the three month period ended April 30, 2022 compared with net income of $171.0 million during the three month period ended May 1, 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate due to industry wide supply chain issues. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) impairment charges; (iv) amounts related to certain litigation matters; and (v) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) impairment charges; (vii) amounts related to certain litigation matters; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) amounts related to certain litigation matters; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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
net favorable lease costs;
•
losses on extinguishment of debt;
•
amounts charged for certain litigation matters;
•
impairment charges on long-lived assets; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended April 30, 2022, Adjusted Net Income decreased $139.9 million to $36.1 million compared to the same period in the prior year. This decrease was primarily driven by lower sales, as well as decreased gross margin rate due to industry wide supply chain issues. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended April 30, 2022 compared with the three months ended May 1, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 30,	May 1,
	2022	2021
Reconciliation of net income to Adjusted Net Income:
Net income	$16,174	$171,030
Net favorable lease costs (a)	4,702	5,911
Loss on extinguishment of debt (b)	14,657	—
Impairment charges	2,543	777
Litigation matters (c)	5,000	—
Tax effect (d)	(7,017)	(1,771)
Adjusted Net Income	$36,059	$175,947

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
(b)
Amounts relate to the partial repurchases of the $805.0 million, 2.25% Convertible Senior Notes due 2025 (Convertible Notes).
(c)
Represents amounts charged for certain litigation matters.
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
interest income;
•
losses on the extinguishment of debt;
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

During the three months ended April 30, 2022, Adjusted EBITDA decreased $168.1 million to $125.4 million compared to the same period in the prior year. This decrease was primarily driven by lower sales, as well as decreased gross margin rate due to industry wide supply chain issues. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended April 30, 2022 compared with the three months ended May 1, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 30,	May 1,
	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,174	$171,030
Interest expense	14,606	19,599
Interest income	(119)	(74)
Loss on extinguishment of debt (a)	14,657	—
Litigation matters (b)	5,000	—
Depreciation and amortization (c)	71,006	61,521
Impairment charges	2,543	777
Income tax expense	1,533	40,637
Adjusted EBITDA	$125,400	$293,490

(a)
Amounts relate to the partial repurchases of the Convertible Notes.
(b)
Represents amounts charged for certain litigation matters.
(c)
Includes $4.7 million and $5.9 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three months ended April 30, 2022 and three months ended May 1, 2021, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
interest expense on our debt;
•
interest income;
•
losses on the extinguishment of debt;
•
net favorable lease cost;
•
amounts charged for certain litigation matters;
•
impairment charges on long-lived assets;
•
income tax expense; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended April 30, 2022, Adjusted EBIT decreased $178.8 million to $59.1 million compared to the same period in the prior year. This decrease was primarily driven by lower sales, as well as decreased gross margin rate due to industry wide supply chain issues. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three months ended April 30, 2022 compared with the three months ended May 1, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 30,	May 1,
	2022	2021
Reconciliation of net income to Adjusted EBIT:
Net income	$16,174	$171,030
Interest expense	14,606	19,599
Interest income	(119)	(74)
Loss on extinguishment of debt (a)	14,657	—
Net favorable lease costs (b)	4,702	5,911
Impairment charges	2,543	777
Litigation matters (c)	5,000	—
Income tax expense	1,533	40,637
Adjusted EBIT	$59,096	$237,880

(a)
Amounts relate to the partial repurchases of the Convertible Notes.
(b)
Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(c)
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

For Fiscal 2022, we define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable stores sales for any such month, as well as during the month(s) of their grand re-opening activities. The change in our comparable store sales was as follows:

Three Months Ended
April 30, 2022	-18%
May 1, 2021	20%

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

Gross margin as a percentage of net sales decreased to 41.0% during the three month period ended April 30, 2022, compared with 43.3% during the three month period ended May 1, 2021, driven primarily by industry-wide supply chain issues that have led to increased freight and labor costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 180 basis points as a percentage of net sales.

Inventory. Inventory at April 30, 2022 increased to $1,257.1 million compared with $767.6 million at May 1, 2021. The increase was attributable primarily to increased reserve inventory, which was 50% of total inventory as of April 30, 2022, compared with 35% as of May 1, 2021 (a 128% increase on a dollar basis), as well as 82 net new stores opened since the end of the first quarter of Fiscal 2021 and a 2% increase in comparable store inventory.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Inventory at January 29, 2022 was $1,021.0 million.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.1% during the three month period ended April 30, 2022, compared with 7.8% during the three month period ended May 1, 2021.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $464.0 million during the three months ended April 30, 2022, compared with an increase of $150.3 million during the three months ended May 1, 2021. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended April 30, 2022 and the three months ended May 1, 2021.

	Percentage of Net Sales
	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	100.0%	100.0%
Other revenue	0.2	0.1
Total revenue	100.2	100.1
Cost of sales	59.0	56.7
Selling, general and administrative expenses	35.3	30.3
Depreciation and amortization	3.4	2.6
Impairment charges - long-lived assets	0.1	0.0
Other income - net	(0.2)	(0.1)
Loss on extinguishment of debt	0.8	—
Interest expense	0.8	0.9
Total costs and expenses	99.2	90.4
Income before income tax expense	1.0	9.7
Income tax expense	0.1	1.9
Net income	0.9%	7.8%

Three Month Period Ended April 30, 2022 Compared With the Three Month Period Ended May 1, 2021

Net sales

Net sales decreased approximately $265.0 million, or 12.1%, to $1,925.6 million during the first quarter of Fiscal 2022, primarily driven by a decrease of 18% in comparable stores sales during the first quarter of Fiscal 2022, primarily due to government stimulus payments during the first quarter of Fiscal 2021, as well as lower than optimal inventory levels early in the first quarter of Fiscal 2022.

Cost of sales

Cost of sales as a percentage of net sales increased to 59.0% during the first quarter of Fiscal 2022, compared to 56.7% during the first quarter of Fiscal 2021. This increase is related to industry-wide supply chain issues that have led to increased freight and labor costs. On a dollar basis, cost of sales decreased $105.2 million, or 8.5%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 180 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended April 30, 2022 compared with the three month period ended May 1, 2021.

	(in millions)
	Three Months Ended
	April 30,	Percentage of	May 1,	Percentage of
	2022	Net Sales	2021	Net Sales	$ Variance	% Change
Store related costs	$407.1	21.1%	$411.4	18.8%	$(4.3)	(1.0)%
Product sourcing costs	157.3	8.2	140.5	6.4	16.8	12.0
Corporate costs	78.0	4.1	75.9	3.5	2.1	2.8
Marketing and strategy costs	14.0	0.7	12.3	0.6	1.7	13.8
Other selling, general and administrative expenses	23.9	1.2	24.7	1.0	(0.8)	(3.2)
Selling, general and administrative expenses	$680.3	35.3%	$664.8	30.3%	$15.5	2.3%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage on store related costs and increased product sourcing costs. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in product sourcing costs and occupancy costs, partially offset by a decrease in incentive compensation and store payroll costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $66.3 million during the first quarter of Fiscal 2022 compared with $55.6 million during the first quarter of Fiscal 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $2.5 million during the first quarter of Fiscal 2022, related to one owned store expected to be sold below net carrying value, and unrecoverable fixed assets at two relocating stores. Impairment charges on long-lived assets were $0.8 million during the first quarter of Fiscal 2021, related to store-level assets at one store.

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

Loss on Extinguishment of Debt

During the first quarter of Fiscal 2022, we entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

Interest expense

Interest expense improved $5.0 million during the first quarter of Fiscal 2022 to $14.6 million, compared to the same period in the prior year. The decrease was driven by the redemption in full of the $300.0 million 6.25% Senior Secured Notes due 2025 (Secured Notes) and repurchase of $297.3 million of Convertible Notes since the end of the first quarter of Fiscal 2021, partially offset by the increase in LIBOR rates on our Term Loan Facility.

The average interest rates and average balances related to our variable rate debt for the first quarter of Fiscal 2022 compared with the first quarter of Fiscal 2021, are summarized in the table below:

		Three Months Ended
		April 30,		May 1,
		2022		2021
Average balance – ABL Line of Credit (in millions)	$	̶̶	$	̶̶
Average interest rate – ABL Line of Credit		̶̶		̶̶
Average balance – Term Loan Facility (in millions) (a)		$955.8		$961.4
Average interest rate – Term Loan Facility		2.3%		1.9%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $1.5 million during the first quarter of Fiscal 2022 compared with income tax expense of $40.6 million during the first quarter of Fiscal 2021. The effective tax rate for the first quarter of Fiscal 2022 was 8.7% compared with 19.2% during the first quarter of Fiscal 2021. The decrease in income tax expense in the first quarter of Fiscal 2022 was a result of lower pre-tax income. The decrease in effective tax rate is due to favorable permanent items having a greater impact as a result of the lower pretax income compared to the prior year.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first quarter of Fiscal 2022 resulted in an annual effective income tax rate of approximately 27% (before discrete items) as our best estimate.

Net income

We earned net income of $16.2 million for the first quarter of Fiscal 2022 compared with $171.0 million for the first quarter of Fiscal 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate due to industry wide supply chain issues.

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

We completed several debt transactions in order to facilitate increased financial flexibility. On June 11, 2021, we redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. Additionally, we repurchased $232.7 million of principal on the Convertible Notes during Fiscal 2021. During the first quarter of Fiscal 2022, we repurchased an additional $64.6 million of principal on the Convertible Notes

We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives in the event that the economy declines.

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

Cash Flow for the Three Month Period Ended April 30, 2022 Compared With the Three Month Period Ended May 1, 2021

We used $464.0 million of cash during the three month period ended April 30, 2022 compared with net proceeds of $150.3 million during the three month period ended May 1, 2021.

Net cash used in operating activities amounted to $172.3 million during the three month period ended April 30, 2022, compared with net cash provided of $223.4 million during the three month period ended May 1, 2021. The decrease in our operating cash flows was primarily driven by lower sales and decreased gross margin rate, as well as changes in working capital, primarily increased inventory.

Net cash used in investing activities was $107.0 million during the three month period ended April 30, 2022 compared with $71.8 million during the three month period ended May 1, 2021. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $184.8 million during the three month period ended April 30, 2022 compared with $1.3 million during the three month period ended May 1, 2021. This change was primarily driven by our partial repurchase of the Convertible Notes for $78.2 million in cash, inclusive of third party fees during the first quarter of Fiscal 2022. Additionally, this change was driven by our repurchase of shares of common stock for $99.1 million under our share repurchase program during the first quarter of Fiscal 2022.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at April 30, 2022 of $445.2 million compared with $1,002.8 million at May 1, 2021. The decrease in working capital was primarily due to a decrease in cash and cash equivalents due to payments on the Convertible Notes and Secured Notes, partially offset by an increase to the inventory balance. We had working capital at January 29, 2022 of $593.4 million.

Capital Expenditures

For the three month period ended April 30, 2022, cash spend for capital expenditures, net of $7.2 million of landlord allowances, amounted to $99.7 million.

We estimate that we will spend approximately $730 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2022, including approximately $255 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $290 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. This repurchase program is funded using our available cash and borrowings on our ABL Line of Credit.

On February 16, 2022, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through February 2024.

During the first quarter of Fiscal 2022, we repurchased 512,905 shares of common stock for $99.1 million under this repurchase program. As of April 30, 2022, we had $550.9 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended April 30, 2022, we opened 33 new stores, inclusive of five relocations, and closed two stores, exclusive of the aforementioned relocations, bringing our store count as of April 30, 2022 to 866 stores. During Fiscal 2022, we plan to open 90 net new stores, which includes approximately 120 gross new stores, along with approximately 30 store relocations and closings.

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

Debt and Hedging

As of April 30, 2022, our obligations, inclusive of original issue discount, include $948.5 million under our Term Loan Facility, $507.7 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $42.8 million of finance lease obligations as of April 30, 2022.

Term Loan Facility

On June 24, 2021, Burlington Coat Factory Warehouse Corporation, an indirect subsidiary of the Company (BCFWC), entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

At April 30, 2022, our borrowing rate related to the Term Loan Facility was 2.8%.

ABL Line of Credit

At April 30, 2022, we had $597.5 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the three month period ended April 30, 2022.

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

During Fiscal 2021, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of these exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of our common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021.

During the first quarter of Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

Secured Notes

On April 16, 2020, BCFWC, issued $300.0 million of Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest was payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit.

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

Certain Information Concerning Contractual Obligations

We had $1,452.3 million of purchase commitments related to goods that were not received as of April 30, 2022, and had $3,728.0 million of future minimum lease payments under operating leases as of April 30, 2022. Additionally, during the first quarter of Fiscal 2022, we repurchased $64.6 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2021 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of the first quarter of Fiscal 2022, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2021 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements may include, but are not limited to, future impacts of the COVID-19 pandemic, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: the impact of the COVID-19 pandemic and actions taken to slow its spread and the related impacts on economic activity, financial markets, labor markets and the global supply chain; general economic conditions, including inflation, and the related impact on consumer confidence and spending; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; weather patterns, including changes in year-over-year temperatures; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; changing consumer preferences and demand; industry trends, including changes in buying, inventory and other business practices; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our ability to successfully implement one or more of our strategic initiatives and growth plans; the availability, selection and purchasing of attractive merchandise on favorable terms; the availability of desirable store locations on suitable terms; industry trends, including changes in buying, inventory and other business practices; terrorist attacks, particularly attacks on or within markets in which we operate; our ability to attract, train and retain quality employees and temporary personnel in appropriate numbers; our ability to control costs and expenses; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; our dependence on vendors for our merchandise; domestic and international events affecting the delivery of merchandise to our stores; unforeseen cyber-related problems or attacks; regulatory and tax changes; issues with merchandise safety and shrinkage; any unforeseen material loss or casualty or the existence of adverse litigation; the impact of current and future laws and the interpretation of such laws; our substantial level of indebtedness and related debt-service obligations; consequences of the failure to comply with covenants in our debt agreements; the availability of adequate financing; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2021 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in our Fiscal 2021 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, April 30, 2022. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2022.

During the quarter ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property, privacy and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 11 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended April 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 30, 2022 through February 26, 2022	246	$221.29	—	$649,984
February 27, 2022 through April 2, 2022	457,526	$191.99	457,237	$562,200
April 3, 2022 through April 30, 2022	55,668	$203.08	55,668	$550,894
Total	513,440		512,905

(1)
The number of shares purchased between January 30, 2022 and February 26, 2022, between February 27, 2022 and April 2, 2022 and between April 3, 2022 and April 30, 2022 include 246 shares, 289 shares and zero shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)
On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which is authorized to be executed through August 2023. On February 16, 2022, our Board of Directors authorized the repurchase of an additional $500.0 million of common stock, which is authorized to be executed through February 2024. As of April 30, 2022, we had $550.9 million remaining under our share repurchase authorization. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit No.	Filing Date
10.1+	Letter Agreement, dated April 4, 2022, by and between Burlington Stores, Inc. and John Crimmins.	Current Report on Form 8-K	10.1	April 4, 2022
31.1†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 26, 2022