Form 10-Q
period 2022-07-30
Burlington Stores, Inc.
filed 2022-08-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

The registrant had 65,546,467 shares of common stock outstanding as of July 30, 2022.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
REVENUES:
Net sales	$1,983,889	$2,212,812	$3,909,532	$4,403,479
Other revenue	4,052	3,099	8,101	5,728
Total revenue	1,987,941	2,215,911	3,917,633	4,409,207
COSTS AND EXPENSES:
Cost of sales	1,211,268	1,279,685	2,348,214	2,521,873
Selling, general and administrative expenses	685,504	702,291	1,365,831	1,367,119
Costs related to debt issuances and amendments	—	3,331	—	3,331
Depreciation and amortization	67,970	62,814	134,274	118,424
Impairment charges - long-lived assets	4,415	970	6,958	1,747
Other income - net	(12,608)	(5,841)	(16,005)	(7,214)
Loss on extinguishment of debt	—	31,395	14,657	31,395
Interest expense	15,435	17,502	30,041	37,101
Total costs and expenses	1,971,984	2,092,147	3,883,970	4,073,776
Income before income tax expense	15,957	123,764	33,663	335,431
Income tax expense	3,991	21,210	5,524	61,847
Net income	$11,966	$102,554	$28,139	$273,584

Net income per common share:
Common stock - basic	$0.18	$1.54	$0.43	$4.11
Common stock - diluted	$0.18	$1.50	$0.42	$4.01
Weighted average number of common shares:
Common stock - basic	65,803	66,636	66,042	66,516
Common stock - diluted	65,962	68,448	66,304	68,240

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021

Net income	$11,966	$102,554	$28,139	$273,584
Other comprehensive (loss) income, net of tax:
Interest rate derivative contracts:
Net unrealized (loss) gain arising during the period	(6,769)	(5,083)	13,291	(4,258)
Net reclassification into earnings during the period	2,079	2,519	4,921	4,678
Other comprehensive (loss) income, net of tax	(4,690)	(2,564)	18,212	420
Total comprehensive income	$7,276	$99,990	$46,351	$274,004

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	July 30,	January 29,	July 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$454,985	$1,091,091	$1,344,318
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	70,858	54,089	78,761
Merchandise inventories	1,266,696	1,021,009	828,152
Assets held for disposal	1,933	4,358	2,500
Prepaid and other current assets	135,049	370,515	403,602
Total current assets	1,936,103	2,547,644	2,663,915
Property and equipment—net	1,609,302	1,552,237	1,467,399
Operating lease assets	2,831,932	2,638,473	2,506,985
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	3,689	3,959	4,197
Other assets	67,271	62,136	64,941
Total assets	$6,733,361	$7,089,513	$6,992,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$800,742	$1,080,802	$979,973
Current operating lease liabilities	375,294	358,793	326,282
Other current liabilities	418,427	493,695	483,134
Current maturities of long term debt	14,587	14,357	14,095
Total current liabilities	1,609,050	1,947,647	1,803,484
Long term debt	1,472,197	1,541,102	1,774,312
Long term operating lease liabilities	2,724,053	2,539,420	2,429,315
Other liabilities	69,563	80,904	105,737
Deferred tax liabilities	224,621	220,023	203,958
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,907,528 shares, 81,677,315 shares and 81,041,969 shares, respectively;
Outstanding: 65,546,467 shares, 66,491,555 shares and 66,724,476 shares, respectively	7	7	7
Additional paid-in-capital	1,967,383	1,927,554	1,742,874
Accumulated earnings	442,432	414,292	279,037
Accumulated other comprehensive income (loss)	13,771	(4,441)	(22,595)
Treasury stock, at cost	(1,789,716)	(1,576,995)	(1,323,628)
Total stockholders' equity	633,877	760,417	675,695
Total liabilities and stockholders' equity	$6,733,361	$7,089,513	$6,992,501

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 30,	July 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$28,139	$273,584
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	134,274	118,424
Impairment charges—long-lived assets	6,958	1,747
Amortization of deferred financing costs	1,835	3,100
Accretion of long term debt instruments	476	411
Deferred income taxes	(1,804)	42,434
Loss on extinguishment of debt	14,657	31,395
Non-cash stock compensation expense	33,878	36,059
Non-cash lease expense	(343)	(6,968)
Cash received from landlord allowances	9,116	19,995
Changes in assets and liabilities:
Accounts receivable	(16,908)	(15,631)
Merchandise inventories	(245,687)	(87,364)
Prepaid and other current assets	235,468	(89,449)
Accounts payable	(283,861)	116,346
Other current liabilities	(71,405)	(25,875)
Other long term assets and long term liabilities	(287)	1,087
Other operating activities	2,632	7,575
Net cash (used in) provided by operating activities	(152,862)	426,870
INVESTING ACTIVITIES
Cash paid for property and equipment	(208,776)	(147,187)
Lease acquisition costs	(943)	(436)
Proceeds from sale of property and equipment and assets held for sale	23,324	5,988
Net cash (used in) investing activities	(186,395)	(141,635)
FINANCING ACTIVITIES
Proceeds from long term debt—Term B-6 Loans	—	956,608
Principal payments on long term debt—Term B-6 Loans	(4,807)	—
Principal payments on long term debt—Term B-5 Loans	—	(961,415)
Principal payment on long term debt—Convertible Notes	(78,236)	—
Principal payments on long term debt—Secured Notes	—	(323,866)
Purchase of treasury shares	(212,721)	(13,261)
Proceeds from stock option exercises	5,952	28,900
Other financing activities	(7,037)	(8,159)
Net cash (used in) financing activities	(296,849)	(321,193)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(636,106)	(35,958)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,097,673	1,386,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$461,567	$1,350,900
Supplemental disclosure of cash flow information:
Interest paid	$23,082	$32,719
Income tax (refund) payments - net	$(236,496)	$100,269
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$63,132	$43,207

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of July 30, 2022, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 877 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Fiscal 2021 10-K). The balance sheet at January 29, 2022 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2021 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 30, 2022 are not necessarily indicative of results for the fiscal year.

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

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended July 30, 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of July 30, 2022 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and six month periods ended July 30, 2022 and July 31, 2021 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	7	1,948,980	430,466	18,461	(15,728,755)	(1,681,758)	716,156
Net income	—	—	—	11,966	—	—	—	11,966
Stock options exercised	23,088	—	1,230	—	—	—	—	1,230
Shares used for tax withholding	—	—	—	—	—	(34,028)	(6,923)	(6,923)
Shares purchased as part of publicly announced program	—	—	—	—	—	(598,278)	(101,035)	(101,035)
Vesting of restricted shares	83,620	—	—	—	—	—	—	—
Stock based compensation	—	—	17,173	—	—	—	—	17,173
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(6,769)	—	—	(6,769)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.8 million	—	—	—	—	2,079	—	—	2,079
Balance at July 30, 2022	81,907,528	$7	$1,967,383	$442,432	$13,771	(16,361,061)	$(1,789,716)	$633,877

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net income	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of ASU 2020-06	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	7	1,706,883	176,483	(20,031)	(14,316,890)	(1,323,450)	539,892
Net income	—	—	—	102,554	—	—	—	102,554
Stock options exercised	139,274	—	12,811	—	—	—	—	12,811
Shares used for tax withholding	—	—	—	—	—	(603)	(178)	(178)
Vesting of restricted shares, net of forfeitures of 1,101 restricted shares	5,645	—	—	—	—	—	—	—
Stock based compensation	—	—	23,180	—	—	—	—	23,180
Unrealized losses on interest rate derivative contracts, net of related taxes of $1.9 million	—	—	—	—	(5,083)	—	—	(5,083)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.9 million	—	—	—	—	2,519	—	—	2,519
Balance at July 31, 2021	81,041,969	$7	$1,742,874	$279,037	$(22,595)	(14,317,493)	$(1,323,628)	$675,695

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2022 (remainder)	$249,797	$3,762
2023	525,787	7,589
2024	493,263	7,417
2025	459,812	5,287
2026	422,883	5,324
2027	384,701	3,780
Thereafter	1,202,589	24,234
Total future minimum lease payments	3,738,832	57,393
Amount representing interest	(639,485)	(15,764)
Total lease liabilities	3,099,347	41,629
Less: current portion of lease liabilities	(375,294)	(4,973)
Total long term lease liabilities	$2,724,053	$36,656

Weighted average discount rate	4.8%	6.6%
Weighted average remaining lease term (years)	8.2	10.9

The above schedule excludes approximately $569.3 million for 102 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Finance lease cost:
Amortization of finance lease asset (a)	$1,140	$1,132	$2,281	$2,274
Interest on lease liabilities (b)	697	790	1,419	1,598
Operating lease cost (c)	128,646	115,771	254,334	226,930
Variable lease cost (c)	51,578	46,165	100,549	92,912
Total lease cost	182,061	163,858	358,583	323,714
Less all rental income (d)	(1,140)	(1,354)	(2,688)	(2,629)
Total net rent expense (e)	$180,921	$162,504	$355,895	$321,085

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$255,235	$242,905
Cash payments for the principal portion of finance lease liabilities (b)	$2,316	$1,908
Cash payments for the interest portion of finance lease liabilities (a)	$1,419	$1,598
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$392,612	$203,396

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 30,	January 29,	July 31,
	2022	2022	2021
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$946,345	$950,676	$955,005
Convertible senior notes, 2.25%, matures on April 15, 2025	507,687	572,322	805,000
ABL senior secured revolving facility, LIBOR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	41,629	43,945	46,110
Unamortized deferred financing costs	(8,877)	(11,484)	(17,708)
Total debt	1,486,784	1,555,459	1,788,407
Less: current maturities	(14,587)	(14,357)	(14,095)
Long term debt, net of current maturities	$1,472,197	$1,541,102	$1,774,312

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

At July 30, 2022 and July 31, 2021, the interest rate related to the Term Loan Facility was 4.4% and 2.1%, respectively.

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

During the second half of Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of the Company's common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	July 30,	January 29,	July 31,
	2022	2022	2021
Principal	$507,687	$572,322	$805,000
Unamortized deferred debt costs	(7,291)	(9,761)	(15,846)
Net carrying amount	$500,396	$562,561	$789,154

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Coupon interest	$2,854	$4,510	$5,857	$9,021
Amortization of deferred debt costs	643	1,007	1,418	2,007
Convertible Notes interest expense	$3,497	$5,517	$7,275	$11,028

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

ABL Line of Credit

On July 20, 2022, BCFWC entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment increased the aggregate principal amount of the commitments of its current asset-based lending facility (the ABL Line of Credit) from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

At July 30, 2022, the Company had $842.5 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six month periods ended July 30, 2022.

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

As of July 30, 2022, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	July 30, 2022		January 29, 2022		July 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$11,290	Other liabilities	$10,968	Other liabilities	$31,764

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Unrealized (losses) gains, before taxes	$(9,345)	$(6,972)	$18,146	$(5,840)
Income tax benefit (expense)	2,576	1,889	(4,855)	1,582
Unrealized (losses) gains, net of taxes	$(6,769)	$(5,083)	$13,291	$(4,258)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest expense	$2,847	$3,459	$6,739	$6,423
Income tax benefit	(768)	(940)	(1,818)	(1,745)
Net reclassification into earnings	$2,079	$2,519	$4,921	$4,678

The Company estimates that approximately $2.4 million will be reclassified from accumulated other comprehensive income into interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of July 30, 2022, January 29, 2022 and July 31, 2021 are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 30,	January 29,	July 31,
	2022	2022	2021
Level 1
Cash equivalents (including restricted cash)	$92,015	$701,638	$701,577

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

Impairment charges on long-lived assets were $4.4 million during the second quarter of Fiscal 2022, related to declines in revenue and operating results for two stores. Impairment charges on long-lived assets were $1.0 million during the second quarter of Fiscal 2021, related to the expected sale of one owned store.

Impairment charges on long-lived assets were $7.0 million during the first half of Fiscal 2022, related to declines in revenue and operating results for two stores, one owned store expected to be sold below net carrying value, and unrecoverable fixed assets at two relocating stores. Impairment charges on long-lived assets were $1.7 million during the first half of Fiscal 2021, related to the expected sale of one owned store, as well as declines in revenues and operating results for one store. During the first half of Fiscal 2022 and the first half of Fiscal 2021, the assets impaired had a remaining carrying value after impairments of $32.5 million and $6.1 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	July 30, 2022		January 29, 2022		July 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$951,801	$925,626	$956,608	$955,412	$961,415	$954,204
Convertible Notes	507,687	523,136	572,322	724,703	805,000	1,319,733
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,459,488	$1,448,762	$1,528,930	$1,680,115	$1,766,415	$2,273,937
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

7. Income Taxes

Income tax expense was $4.0 million during the second quarter of Fiscal 2022 compared with $21.2 million during the second quarter of Fiscal 2021. The effective tax rate for the second quarter of Fiscal 2022 was 25.0% compared with 17.1% during the second quarter of Fiscal 2021. The decrease in income tax expense in the current year was primarily the result of lower pre-tax income. The lower tax rate in the prior year is primarily related to higher tax benefit from stock compensation.

Net deferred taxes are as follows:

	(in thousands)
	July 30,	January 29,	July 31,
	2022	2022	2021
Deferred tax asset	$3,689	$3,959	$4,197
Deferred tax liability	224,621	220,023	203,958
Net deferred tax liability	$220,932	$216,064	$199,761

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of July 30, 2022, the Company had a deferred tax asset related to net operating losses of $16.8 million, inclusive of $16.5 million related to state net operating losses that expire at various dates between 2023 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of July 30, 2022, the Company had a deferred tax asset related to tax credit carry-forwards of $7.6 million, inclusive of $6.9 million of state tax credit carry-forwards, which will begin to expire in 2023, and $0.7 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of July 30, 2022, January 29, 2022 and July 31, 2021, valuation allowances amounted to $10.2 million, $12.9 million and $11.3 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which provided emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. As of

July 30, 2022, the Company received its total tax refund from the carryback of federal net operating losses (NOLs) as a result of the CARES Act in the amount of $245.5 million.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the six month period ended July 30, 2022, the Company acquired 64,118 shares of common stock from employees for approximately $12.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 18, 2021, the Company’s board of directors authorized the repurchase of up to $400.0 million of common stock, which was authorized to be executed through August 2023. This authorization was completed during the second quarter of Fiscal 2022.

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024.

These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During the six month period ended July 30, 2022, the Company repurchased 1,111,183 shares of common stock for $200.1 million under these repurchase programs, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of July 30, 2022, the Company had $449.9 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Basic net income per share
Net income	$11,966	$102,554	$28,139	$273,584
Weighted average number of common shares – basic	65,803	66,636	66,042	66,516
Net income per common share – basic	$0.18	$1.54	$0.43	$4.11
Diluted net income per share
Net income	$11,966	$102,554	$28,139	$273,584
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,803	66,636	66,042	66,516
Assumed exercise of stock options and vesting of restricted stock	159	660	262	711
Assumed conversion of convertible debt	—	1,152	—	1,013
Weighted average number of common shares – diluted	65,962	68,448	66,304	68,240
Net income per common share – diluted	$0.18	$1.50	$0.42	$4.01

Approximately 1,340,000 and 950,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 30, 2022, respectively, since their effect was anti-dilutive.

Approximately 185,000 and 95,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 31, 2021, respectively, since their effect was anti-dilutive.

During the three and six months ended July 30, 2022, respectively, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the periods.

10. Stock-Based Compensation

As of July 30, 2022, there were 6,363,512 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Type of Non-Cash Stock Compensation	2022	2021	2022	2021
Restricted stock and restricted stock unit grants (a)	$10,292	$7,684	$18,784	$13,940
Stock option grants (a)	5,293	4,682	10,292	9,076
Performance stock unit grants (a)	1,588	10,814	4,802	13,043
Total (b)	$17,173	$23,180	$33,878	$36,059

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and six month periods ended July 30, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.0 million and $6.2 million, respectively. For the three and six month periods ended July 31, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.7 million and $6.1 million, respectively.

Stock Options

Stock option transactions during the six month period ended July 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 29, 2022	1,097,558	$181.17
Options granted	283,601	210.33
Options exercised (a)	(64,761)	91.90
Options forfeited	(21,785)	221.63
Options outstanding, July 30, 2022	1,294,613	$191.34

(a)
Options exercised during the six month period ended July 30, 2022 had a total intrinsic value of $6.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of July 30, 2022:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,294,613	7.2	$191.34	$9.9
Options exercisable	660,396	5.7	$158.35	$9.9

The fair value of each stock option granted during the six month period ended July 30, 2022 was estimated using the Black Scholes option pricing model using the following assumptions:

Six Months Ended
July 30,
2022
Risk-free interest rate	1.13% - 2.78%
Expected volatility	32% - 34%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$78.77

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price, as well as the historical volatility of the stock price of peer companies that are publicly traded over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the six month period ended July 30, 2022, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the six month period ended July 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	368,158	$233.00
Awards granted	225,616	207.82
Awards vested (a)	(105,747)	206.68
Awards forfeited	(14,388)	227.01
Non-vested awards outstanding, July 30, 2022	473,639	227.06

(a)
Restricted stock awards vested during the six month period ended July 30, 2022 had a total intrinsic value of $21.3 million.

The fair value of each share of restricted stock granted during the six month period ended July 30, 2022 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the six month period ended July 30, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	186,436	$215.90
Awards granted (a)	102,047	206.36
Awards vested (a) (b)	(81,440)	173.84
Awards forfeited	(8,820)	224.73
Non-vested awards outstanding, July 30, 2022	198,223	227.87
(a)
Inclusive of awards distributed in connection with the final settlement of the performance-based stock awards granted in Fiscal 2019.
(b)
Performance-based stock awards vested during the six month period ended July 30, 2022 had a total intrinsic value of $15.4 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $57.5 million, $55.4 million and $65.3 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively. Among these arrangements, as of July 30, 2022, January 29, 2022 and July 31, 2021, the Company had letters of credit outstanding in the amount of $47.8 million, $48.4 million and $46.7 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $9.7 million, $7.1 million and $18.6 million at July 30, 2022, January 29, 2022 and July 31, 2021, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $842.5 million, $594.6 million and $533.6 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively.

Purchase Commitments

The Company had $1,059.3 million of purchase commitments related to goods that were not received as of July 30, 2022.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 877 stores as of July 30, 2022 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2022 is defined as the 52-week year ending January 28, 2023. Fiscal 2021 is defined as the 52-week year ended January 29, 2022.

Store Openings, Closings, and Relocations

During the six month period ended July 30, 2022, we opened 46 new stores, inclusive of seven relocations, and permanently closed two stores, exclusive of the aforementioned relocations, bringing our store count as of July 30, 2022 to 877 stores.

Ongoing Initiatives for Fiscal 2022

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability. These initiatives include, but are not limited to:

•
Driving Comparable Store Sales Growth.

We strive to increase comparable store sales through the following initiatives:

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
•
Enhancing the Store Experience. We continue to invest in select store relocations and downsizes to improve the customer experience, taking into consideration the age, size, sales, and location of a store. Relocations provide an opportunity, upon leases expiration, to right-size our stores, improve our competitive positioning, incorporate our new prototype store designs and reduce occupancy costs. Downsizes provide an opportunity to right-size our stores, within our existing space, improve co-tenancy, incorporate our new store designs and reduce occupancy costs.
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
•
Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, as we plan to carry less inventory in our stores compared to historical levels, we expect to drive faster turns, which in turn should reduce the amount of markdowns taken.
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

A broad, protracted slowdown in the U.S. economy, an extended period of high unemployment rates, inflation rates, an uncertain global economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the continuing COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world, such as the current war in Ukraine, could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Industry-wide supply chain issues led to increased freight and labor costs during Fiscal 2021 and continue to add pressure on margins in Fiscal 2022. These costs significantly impacted results in Fiscal 2021 and the first half of Fiscal 2022, and there remains significant uncertainty around when and if freight costs will return to pre-pandemic levels. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

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

Net income. We earned net income of $12.0 million during the three month period ended July 30, 2022 compared with net income of $102.6 million during the three month period ended July 31, 2021. We earned net income of $28.1 million during the six month period ended July 30, 2022 compared with a net income of $273.6 million during the six month period ended July 31, 2021.This decrease was primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) impairment charges; (iv) costs related to debt issuances and amendments; (v) amounts related to certain litigation matters; and (vi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt issuances and amendments; (v) income tax expense; (vi) depreciation and amortization; (vii) impairment charges; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt issuances and amendments; (v) income tax expense; (vi) impairment charges; (vii) net favorable lease costs; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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
•
amounts charged for certain litigation matters; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 30, 2022, Adjusted Net Income decreased $110.1 million to $22.9 million and decreased $250.0 million to $59.0 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended July 30, 2022 compared with the three and six months ended July 31, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted Net Income:
Net income	$11,966	$102,554	$28,139	$273,584
Net favorable lease costs (a)	4,769	6,002	9,471	11,913
Costs related to debt issuances and amendments (b)	—	3,331	—	3,331
Loss on extinguishment of debt (c)	—	31,395	14,657	31,395
Impairment charges	4,415	970	6,958	1,747
Litigation matters (d)	5,500	—	10,500	—
Tax effect (e)	(3,702)	(11,175)	(10,719)	(12,946)
Adjusted Net Income	$22,948	$133,077	$59,006	$309,024

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
(b)
Represents certain costs incurred to refinance our senior secured term loan facility (the Term Loan Facility).
(c)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Note in the first quarter of Fiscal 2022. Fiscal 2021 amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(d)
Represents amounts charged for certain litigation matters.
(e)
Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (d).

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBITDA does not reflect:

•
interest expense on our debt;
•
interest income;
•
losses on the extinguishment of debt;
•
costs related to debt issuances and amendments;
•
amounts charged for certain litigation matters;
•
cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future;
•
impairment charges on long-lived assets;
•
income tax expense; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 30, 2022, Adjusted EBITDA decreased $135.1 million to $110.6 million and decreased $303.2 million to $236.0 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended July 30, 2022 compared with the three and six months ended July 31, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income	$11,966	$102,554	$28,139	$273,584
Interest expense	15,435	17,502	30,041	37,101
Interest income	(3,463)	(46)	(3,582)	(120)
Loss on extinguishment of debt (a)	—	31,395	14,657	31,395
Costs related to debt issuances and amendments (b)	—	3,331	—	3,331
Litigation matters (c)	5,500	—	10,500	—
Depreciation and amortization (d)	72,739	68,816	143,745	130,337
Impairment charges	4,415	970	6,958	1,747
Income tax expense	3,991	21,210	5,524	61,847
Adjusted EBITDA	$110,583	$245,732	$235,982	$539,222

(a)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Notes. Fiscal 2021 amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)
Represents certain costs incurred to execute refinancing of the Term Loan Facility.
(c)
Represents amounts charged for certain litigation matters.
(d)
Includes $4.8 million and $9.5 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and six months ended July 30, 2022 and $6.0 million and $11.9 million for the three and six months ended July 31, 2021, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
interest expense on our debt;
•
interest income;
•
losses on the extinguishment of debt;
•
costs related to debt issuances and amendments;
•
net favorable lease cost;
•
impairment charges on long-lived assets;
•
amounts charged for certain litigation matters;
•
income tax expense; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 30, 2022, Adjusted EBIT decreased $140.3 million to $42.6 million and decreased $319.1 million to $101.7 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and six months ended July 30, 2022 compared with the three and six months ended July 31, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBIT:
Net income	$11,966	$102,554	$28,139	$273,584
Interest expense	15,435	17,502	30,041	37,101
Interest income	(3,463)	(46)	(3,582)	(120)
Loss on extinguishment of debt (a)	—	31,395	14,657	31,395
Costs related to debt issuances and amendments (b)	—	3,331	—	3,331
Net favorable lease costs (c)	4,769	6,002	9,471	11,913
Impairment charges	4,415	970	6,958	1,747
Litigation matters (d)	5,500	—	10,500	—
Income tax expense	3,991	21,210	5,524	61,847
Adjusted EBIT	$42,613	$182,918	$101,708	$420,798

(a)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Notes. Fiscal 2021 amounts relate to the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)
Represents certain costs incurred to execute refinancing of the Term Loan Facility.
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

	Three Months Ended	Six Months Ended
July 30, 2022	-17%	-17%
July 31, 2021	19%	20%

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

Gross margin as a percentage of net sales decreased to 38.9% during the three month period ended July 30, 2022, compared with 42.2% during three month period ended July 31, 2021, driven primarily by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 130 basis points as a percentage of net sales.

Gross margin as a percentage of net sales decreased to 39.9% during the six months ended July 30, 2022, compared with 42.7% during six months ended July 31, 2021, driven primarily by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 150 basis points as a percentage of net sales.

Inventory. Inventory at July 30, 2022 increased to $1,266.7 million compared with $828.2 million at July 31, 2021. The increase was attributable primarily to increased reserve inventory, which was 52% of total inventory as of July 30, 2022, compared with 31% as of July 30, 2021, as well as 85 net new stores opened since the end of the second quarter of Fiscal 2021, partially offset by a 5.4% decrease in comparable store inventory.

The difference between inventory and comparable store inventory is primarily the result of the latter not including distribution center and warehouse inventory or inventory at new and non-comparable stores. Inventory held at our warehouses and distribution centers includes merchandise being readied for shipment to our stores and reserve inventory acquired opportunistically for future store release. The magnitude of reserve inventory, at any one point in time, is dependent on the buying opportunities identified in the marketplace.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.2% and 8.1% during the three and six month periods ended July 30, 2022, respectively, compared with 8.1% and 8.0% during the three and six month periods ended July 31, 2021, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $636.1 million during the six months ended July 30, 2022, compared with a decrease of $36.0 million during the six months ended July 31, 2021. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended July 30, 2022 and the three and six months ended July 31, 2021.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.1	0.2	0.1
Total revenue	100.2	100.1	100.2	100.1
Cost of sales	61.1	57.8	60.1	57.3
Selling, general and administrative expenses	34.6	31.7	34.9	31.0
Costs related to debt issuances and amendments	—	0.2	—	0.1
Depreciation and amortization	3.4	2.8	3.4	2.7
Impairment charges - long-lived assets	0.2	0.0	0.2	0.0
Other income - net	(0.6)	(0.3)	(0.4)	(0.2)
Loss on extinguishment of debt	—	1.4	0.4	0.7
Interest expense	0.8	0.8	0.8	0.8
Total costs and expenses	99.5	94.4	99.4	92.4
Income before income tax expense	0.7	5.7	0.8	7.7
Income tax expense	0.2	1.0	0.1	1.4
Net income	0.5%	4.7%	0.7%	6.3%

Three Month Period Ended July 30, 2022 Compared With the Three Month Period Ended July 31, 2021

Net sales

Net sales decreased approximately $228.9 million, or 10.3%, to $1,983.9 million during the second quarter of Fiscal 2022, primarily driven by a decrease of 17% in comparable stores sales during the second quarter of Fiscal 2022. We believe this decrease was driven by economic pressure on our core customers and promotional activity throughout the retail environment. This decrease was partially offset by the net sales of 85 net new stores since the end of the second quarter of Fiscal 2021.

Cost of sales

Cost of sales as a percentage of net sales increased to 61.1% during the second quarter of Fiscal 2022, compared to 57.8% during the second quarter of Fiscal 2021. This increase was primarily driven by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. On a dollar basis, cost of sales decreased $68.4 million, or 5.3%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 130 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended July 30, 2022 compared with the three month period ended July 31, 2021.

	(in millions)
	Three Months Ended
	July 30,	Percentage of	July 31,	Percentage of
	2022	Net Sales	2021	Net Sales	$ Variance	% Change
Store related costs	$417.2	21.0%	$432.9	19.6%	$(15.7)	(3.6)%
Product sourcing costs	157.2	7.9	145.9	6.6	11.3	7.7
Corporate costs	79.6	4.0	84.9	3.8	(5.3)	(6.2)
Marketing and strategy costs	6.7	0.3	12.7	0.6	(6.0)	(47.2)
Other selling, general and administrative expenses	24.8	1.4	25.9	1.1	(1.1)	(4.2)
Selling, general and administrative expenses	$685.5	34.6%	$702.3	31.7%	$(16.8)	-2.4%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage on store related costs and increased product sourcing costs. On a dollar basis, the decrease in selling, general and administrative expenses was primarily driven by decreases in store payroll costs, incentive compensation, and marketing costs, partially offset by increases in occupancy costs and product sourcing costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $68.0 million during the second quarter of Fiscal 2022 compared with $62.8 million during the second quarter of Fiscal 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $4.4 million during the second quarter of Fiscal 2022, related to declines in revenue and operating results for two stores. Impairment charges on long-lived assets were $1.0 million during the second quarter of Fiscal 2021, related to the expected sale of one owned store.

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

Other income - net

Other income - net improved $6.8 million to $12.6 million during the second quarter of Fiscal 2022, compared to the same period in the prior year. The increase was primarily driven by the gain on sale of real estate related assets and interest income on a tax refund.

Loss on Extinguishment of Debt

During the second quarter of Fiscal 2021, we incurred a debt extinguishment charge of $30.2 million related to the premium paid on redemption of the Secured Notes, as well as a $1.2 million charge related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $2.1 million during the second quarter of Fiscal 2022 to $15.4 million, compared to the same period in the prior year. The decrease was driven by the redemption in full of the $300.0 million aggregate principal amount of Secured Notes and repurchase of $297.3 million of Convertible Notes since the end of the second quarter of Fiscal 2021, partially offset by the increase in LIBOR rates on our Term Loan Facility.

The average interest rates and average balances related to our variable rate debt for the second quarter of Fiscal 2022 compared with the second quarter of Fiscal 2021, are summarized in the table below:

	Three Months Ended
	July 30,	July 31,
	2022	2021
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$953.4	$961.4
Average interest rate – Term Loan Facility	3.2%	2.0%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $4.0 million during the second quarter of Fiscal 2022 compared with income tax expense of $21.2 million during the second quarter of Fiscal 2021. The effective tax rate for the second quarter of Fiscal 2022 was 25.0% compared with 17.1% during the second quarter of Fiscal 2021. The decrease in income tax expense in the current year was primarily the result of lower pre-tax income. The lower tax rate in the prior year is primarily related to higher tax benefit from stock compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2022 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $12.0 million for the second quarter of Fiscal 2022 compared with $102.6 million for the second quarter of Fiscal 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate.

Six Month Period Ended July 30, 2022 Compared With the Six Month Period Ended July 31, 2021

Net sales

Net sales decreased approximately $493.9 million, or 11.2%, to $3,909.5 million during the first half of Fiscal 2022, primarily driven by a decrease of 17% in comparable stores sales during the first half of Fiscal 2022, partially offset by the net sales of 85 net new stores since the end of the second quarter of Fiscal 2021.

Cost of sales

Cost of sales as a percentage of net sales increased to 60.1% during the first half of Fiscal 2022, compared to 57.3% during the first half of Fiscal 2021. This increase was primarily driven by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. On a dollar basis, cost of sales decreased $173.7 million, or 6.9%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 150 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the six month period ended July 30, 2022 compared with the six month period ended July 31, 2021.

	(in millions)
	Six Months Ended
	July 30, 2022	Percentage of Net Sales	July 31, 2021	Percentage of Net Sales	$ Variance	% Change
Store related costs	$824.8	21.1%	$844.4	19.2%	$(19.6)	(2.3)%
Product sourcing costs	313.9	8.0	286.4	6.5	27.5	9.6
Corporate costs	157.6	4.0	160.7	3.6	(3.1)	(1.9)
Marketing and strategy costs	20.7	0.5	25.0	0.6	(4.3)	(17.2)
Other selling, general and administrative expenses	48.8	1.3	50.6	1.1	(1.8)	(3.6)
Selling, general and administrative expenses	$1,365.8	34.9%	$1,367.1	31.0%	$(1.3)	(0.1)%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage on store related costs and increased product sourcing costs. On a dollar basis, the decrease in selling, general and administrative expenses was primarily driven by decreases in store payroll costs, incentive compensation, and marketing costs, partially offset by increases in occupancy costs and product sourcing costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $134.3 million during the first half of Fiscal 2022 compared with $118.4 million during the first half of Fiscal 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $7.0 million during the first half of Fiscal 2022, related to declines in revenue and operating results for two stores, one owned store expected to be sold below net carrying value, and unrecoverable fixed assets at two relocating stores. Impairment charges on long-lived assets were $1.7 million during the first half of Fiscal 2021, related to the expected sale of one owned store, as well as declines in revenues and operating results for one store.

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

Other income - net

Other income - net improved $8.8 million to $16.0 million during the first half of Fiscal 2022, compared to the same period in the prior year. The increase was primarily driven by the gain on sale of real estate related assets and interest income on a tax refund.

Loss on Extinguishment of Debt

During the first half of Fiscal 2022, we entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

During the first half of Fiscal 2021, we incurred a debt extinguishment charge of $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $7.1 million during the first half of Fiscal 2022 to $30.0 million, compared to the same period in the prior year. The decrease was driven by the redemption in full of the $300.0 million aggregate principal amount of Secured Notes and repurchase of $297.3 million of Convertible Notes since the end of the second quarter of Fiscal 2021, partially offset by the increase in LIBOR rates on our Term Loan Facility.

The average interest rates and average balances related to our variable rate debt for the first half of Fiscal 2022 compared with the first half of Fiscal 2021, are summarized in the table below:

	Six Months Ended
	July 30,	July 31,
	2022	2021
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$954.6	$961.4
Average interest rate – Term Loan Facility	2.7%	1.9%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $5.5 million during the first half of Fiscal 2022 compared with income tax expense of $61.8 million during the first half of Fiscal 2021. The effective tax rate for the first half of Fiscal 2022 was 16.4% compared with 18.4% during the first half of Fiscal 2021. The decrease in income tax expense in the first half of Fiscal 2022 was a result of lower pre-tax income. The decrease in effective tax rate is due to favorable permanent items having a greater impact as a result of the lower pretax income compared to the prior year.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first half of Fiscal 2022 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $28.1 million for the first half of Fiscal 2022 compared with $273.6 million for the first half of Fiscal 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate.

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

On June 11, 2021, we redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. Additionally, we repurchased $232.7 million of principal on the Convertible Notes during the second half of Fiscal 2021. During the first quarter of Fiscal 2022, we repurchased an additional $64.6 million of principal on the Convertible Notes. During the second quarter of Fiscal 2022, we finalized an increase to the aggregate principal amount of the commitments of our current asset-based lending facility (the ABL Line of Credit) from $650.0 million to $900.0 million.

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

Cash Flow for the Six Month Period Ended July 30, 2022 Compared With the Six Month Period Ended July 31, 2021

We used $636.1 million of cash during the six month period ended July 30, 2022 compared with a use of $36.0 million during the six month period ended July 31, 2021.

Net cash used in operating activities amounted to $152.9 million during the six month period ended July 30, 2022, compared with net cash provided of $426.9 million during the six month period ended July 31, 2021. The decrease in our operating cash flows was primarily driven by lower sales and decreased gross margin rate, as well as changes in working capital, primarily decreased accounts payable and increased inventory. The decrease was partially offset by a $245.5 million tax refund received during Fiscal 2022.

Net cash used in investing activities was $186.4 million during the six month period ended July 30, 2022 compared with $141.6 million during the six month period ended July 31, 2021. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $296.8 million during the six month period ended July 30, 2022 compared with $321.2 million during the six month period ended July 31, 2021. This change was primarily driven by full paydown of Secured Notes in Fiscal 2021, partially offset by repurchase of shares of our common stock under our share repurchase program, as well as cash paid for partial redemptions of Convertible Notes during Fiscal 2022.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at July 30, 2022 of $320.5 million compared with $853.8 million at July 31, 2021. The decrease in working capital was primarily due to a decrease in cash and cash equivalents due to payments on the Convertible Notes and Secured Notes, partially offset by an increase to the inventory balance and decreased accounts payable. We had working capital at January 29, 2022 of $593.4 million.

Capital Expenditures

For the six month period ended July 30, 2022, cash spend for capital expenditures, net of $9.1 million of landlord allowances, amounted to $200.6 million.

We estimate that we will spend approximately $640 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2022, including approximately $240 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $255 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which was authorized to be executed through August 2023. This authorization was completed during the second quarter of Fiscal 2022.

On February 16, 2022, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through February 2024.

During the first half of Fiscal 2022, we repurchased 1,111,183 shares of common stock for $200.1 million under these repurchase programs. As of July 30, 2022, we had $449.9 million remaining under our share repurchase authorization.

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

Operational Growth

During the six month period ended July 30, 2022, we opened 46 new stores, inclusive of seven relocations, and closed two stores, exclusive of the aforementioned relocations, bringing our store count as of July 30, 2022 to 877 stores. During Fiscal 2022, we plan to open 90 net new stores.

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

Debt and Hedging

As of July 30, 2022, our obligations, inclusive of original issue discount, include $946.3 million under our Term Loan Facility, $507.7 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $41.6 million of finance lease obligations as of July 30, 2022.

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

At July 30, 2022, our borrowing rate related to the Term Loan Facility was 4.4%.

ABL Line of Credit

On July 20, 2022, we entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”), by and among BCFWC, as lead borrower and the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, which Amendment amends that certain Second Amended and Restated Credit Agreement dated as of September 2, 2011, by and among the BCFWC, the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment increased the aggregate principal amount of the commitments of the ABL Line of Credit from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

At July 30, 2022, we had $842.5 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the six month period ended July 30, 2022.

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

During the second half of Fiscal 2021, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of these exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of our common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million in Fiscal 2021.

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

Certain Information Concerning Contractual Obligations

We had $1,059.3 million of purchase commitments related to goods that were not received as of July 30, 2022, and had $3,738.8 million of future minimum lease payments under operating leases as of July 30, 2022. Additionally, during the first quarter of Fiscal 2022, we repurchased $64.6 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2021 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the end of the second quarter of Fiscal 2022, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and judgments carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the consolidated financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, July 30, 2022. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 30, 2022.

During the quarter ended July 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property, privacy and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 11, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements for further detail.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended July 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1, 2022 through May 28, 2022	72,449	$183.12	66,012	$538,985
May 29, 2022 through July 2, 2022	461,529	$170.79	461,404	$460,182
July 3, 2022 through July 30, 2022	70,862	$145.67	70,862	$449,859
Total	604,840		598,278

(1)
The number of shares purchased between May 1, 2022 and May 28, 2022, between May 29, 2022 and July 2, 2022 and between July 3, 2022 and July 30, 2022 include 6,437 shares, 125 shares and zero shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)
On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which was authorized to be executed through August 2023. This authorization was completed during the second quarter of Fiscal 2022. On February 16, 2022, our Board of Directors authorized the repurchase of an additional $500.0 million of common stock, which is authorized to be executed through February 2024. As of July 30, 2022, we had $449.9 million remaining under our share repurchase authorization. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 2022, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.[1]

		Current Report on Form 8-K	July 22, 2022
10.2	Burlington Stores, Inc. 2022 Omnibus Incentive Plan	Current Report on Form 8-K	May 24, 2022
10.3	Employment Agreement dated May 24, 2022 by and between Burlington Stores, Inc. and Kristin Wolfe	Current Report on Form 8-K	May 26, 2022
10.4

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole RSU Award)

		Current Report on Form 8-K	May 26, 2022
10.5	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole Option Award)	Current Report on Form 8-K	May 26, 2022
10.6†	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.
10.7†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

10.8†	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.
10.9†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

10.10†	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.

10.11†

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

10.12†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

10.13†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

10.14†

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

10.15†

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

10.16†	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and non-employee directors pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan
31.1†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Filed or furnished herewith.

1 Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer (Principal Executive Officer)

/s/ John Crimmins
John Crimmins Executive Vice President, Finance (Principal Financial Officer)

Date: August 25, 2022