Form 10-Q
period 2022-10-29
Burlington Stores, Inc.
filed 2022-11-22
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

The registrant had 65,191,267 shares of common stock outstanding as of October 29, 2022.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
REVENUES:
Net sales	$2,035,927	$2,299,610	$5,945,459	$6,703,089
Other revenue	4,760	4,431	12,862	10,159
Total revenue	2,040,687	2,304,041	5,958,321	6,713,248
COSTS AND EXPENSES:
Cost of sales	1,198,126	1,347,559	3,546,340	3,869,432
Selling, general and administrative expenses	726,926	759,785	2,092,756	2,126,904
Costs related to debt issuances and amendments	—	89	—	3,419
Depreciation and amortization	67,634	64,663	201,908	183,087
Impairment charges - long-lived assets	10,599	1,488	17,556	3,235
Other income - net	(2,828)	(3,055)	(18,833)	(10,267)
Loss on extinguishment of debt	—	86,362	14,657	117,756
Interest expense	17,412	15,609	47,454	52,710
Total costs and expenses	2,017,869	2,272,500	5,901,838	6,346,276
Income before income tax expense	22,818	31,541	56,483	366,972
Income tax expense	6,035	17,922	11,560	79,769
Net income	$16,783	$13,619	$44,923	$287,203

Net income per common share:
Common stock - basic	$0.26	$0.20	$0.68	$4.31
Common stock - diluted	$0.26	$0.20	$0.68	$4.21
Weighted average number of common shares:
Common stock - basic	65,362	66,740	65,815	66,591
Common stock - diluted	65,504	68,205	66,058	68,228

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Net income	$16,783	$13,619	$44,923	$287,203
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	22,402	6,509	35,693	2,251
Net reclassification into earnings during the period	851	2,984	5,772	7,662
Other comprehensive income, net of tax	23,253	9,493	41,465	9,913
Total comprehensive income	$40,036	$23,112	$86,388	$297,116

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 29,	January 29,	October 30,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$428,583	$1,091,091	$1,185,383
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	80,641	54,089	90,705
Merchandise inventories	1,445,087	1,021,009	1,059,749
Assets held for disposal	7,054	4,358	4,358
Prepaid and other current assets	131,834	370,515	425,288
Total current assets	2,099,781	2,547,644	2,772,065
Property and equipment—net	1,666,523	1,552,237	1,499,780
Operating lease assets	2,951,614	2,638,473	2,653,776
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	3,643	3,959	4,119
Other assets	94,885	62,136	63,023
Total assets	$7,101,510	$7,089,513	$7,277,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$953,680	$1,080,802	$1,174,252
Current operating lease liabilities	391,056	358,793	346,167
Other current liabilities	520,145	493,695	544,852
Current maturities of long term debt	13,528	14,357	14,224
Total current liabilities	1,878,409	1,947,647	2,079,495
Long term debt	1,464,563	1,541,102	1,614,645
Long term operating lease liabilities	2,828,574	2,539,420	2,560,663
Other liabilities	68,687	80,904	94,507
Deferred tax liabilities	222,549	220,023	211,710
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 81,933,895 shares, 81,677,315 shares and 81,605,876 shares, respectively;
Outstanding: 65,191,267 shares, 66,491,555 shares and 66,765,122 shares, respectively	7	7	7
Additional paid-in-capital	1,984,821	1,927,554	1,914,086
Accumulated earnings	459,215	414,292	292,656
Accumulated other comprehensive income (loss)	37,024	(4,441)	(13,102)
Treasury stock, at cost	(1,842,339)	(1,576,995)	(1,476,840)
Total stockholders' equity	638,728	760,417	716,807
Total liabilities and stockholders' equity	$7,101,510	$7,089,513	$7,277,827

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 29,	October 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$44,923	$287,203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	201,908	183,087
Impairment charges—long-lived assets	17,556	3,235
Amortization of deferred financing costs	2,731	4,293
Accretion of long term debt instruments	713	650
Deferred income taxes	(12,339)	46,725
Loss on extinguishment of debt	14,657	117,756
Non-cash stock compensation expense	51,195	53,356
Non-cash lease expense	674	(6,997)
Cash received from landlord allowances	9,799	24,552
Changes in assets and liabilities:
Accounts receivable	(26,801)	(27,223)
Merchandise inventories	(424,078)	(318,961)
Prepaid and other current assets	238,680	(111,135)
Accounts payable	(133,305)	307,684
Other current liabilities	20,163	31,280
Other long term assets and long term liabilities	(1,135)	1,332
Other operating activities	4,236	11,530
Net cash provided by operating activities	9,577	608,367
INVESTING ACTIVITIES
Cash paid for property and equipment	(338,979)	(238,468)
Lease acquisition costs	(3,515)	(559)
Proceeds from sale of property and equipment and assets held for sale	23,383	5,746
Net cash (used in) investing activities	(319,111)	(233,281)
FINANCING ACTIVITIES
Proceeds from long term debt—Term B-6 Loans	—	956,608
Principal payments on long term debt—Term B-6 Loans	(7,211)	(2,404)
Principal payments on long term debt—Term B-5 Loans	—	(961,415)
Principal payment on long term debt—Convertible Notes	(78,236)	(92,289)
Principal payments on long term debt—Secured Notes	—	(323,905)
Purchase of treasury shares	(265,344)	(166,473)
Proceeds from stock option exercises	6,073	31,610
Deferred financing costs	—	(601)
Other financing activities	(8,256)	(11,110)
Net cash (used in) financing activities	(352,974)	(569,979)
(Decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(662,508)	(194,893)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,097,673	1,386,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$435,165	$1,191,965
Supplemental disclosure of cash flow information:
Interest paid	$36,944	$47,373
Income tax (refund) payments - net	$(228,107)	$129,624
Non-cash investing and financing activities:
Shares issued to repurchase Convertible Notes	$-	$151,206
Finance lease modification	$(6,042)	$-
Accrued purchases of property and equipment	$75,746	$50,696

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 29, 2022, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 893 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Fiscal 2021 10-K). The balance sheet at January 29, 2022 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2021 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 29, 2022 are not necessarily indicative of results for the fiscal year.

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

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended October 29, 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of October 29, 2022 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and nine month periods ended October 29, 2022 and October 30, 2021 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	7	1,948,980	430,466	18,461	(15,728,755)	(1,681,758)	716,156
Net income	—	—	—	11,966	—	—	—	11,966
Stock options exercised	23,088	—	1,230	—	—	—	—	1,230
Shares used for tax withholding	—	—	—	—	—	(34,028)	(6,923)	(6,923)
Shares purchased as part of publicly announced program	—	—	—	—	—	(598,278)	(101,035)	(101,035)
Vesting of restricted shares	83,620	—	—	—	—	—	—	—
Stock based compensation	—	—	17,173	—	—	—	—	17,173
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(6,769)	—	—	(6,769)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.8 million	—	—	—	—	2,079	—	—	2,079
Balance at July 30, 2022	81,907,528	$7	$1,967,383	$442,432	$13,771	(16,361,061)	$(1,789,716)	$633,877
Net income	—	—	—	16,783	—	—	—	16,783
Stock options exercised	984	—	121	—	—	—	—	121
Shares used for tax withholding	—	—	—	—	—	(10,968)	(1,535)	(1,535)
Shares purchased as part of publicly announced program	—	—	—	—	—	(370,599)	(51,088)	(51,088)
Vesting of restricted shares	25,383	—	—	—	—	—	—	—
Stock based compensation	—	—	17,317	—	—	—	—	17,317
Unrealized gains on interest rate derivative contracts, net of related taxes of $8.2 million	—	—	—	—	22,402	—	—	22,402
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	851	—	—	851
Balance at October 29, 2022	81,933,895	$7	$1,984,821	$459,215	$37,024	(16,742,628)	$(1,842,339)	$638,728

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net income	—	—	—	171,030	—	—	—	171,030
Stock options exercised	181,683	—	16,089	—	—	—	—	16,089
Shares used for tax withholding	—	—	—	—	—	(41,768)	(13,083)	(13,083)
Vesting of restricted shares, net of forfeitures of 883 restricted shares	53,914	—	—	—	—	—	—	—
Stock based compensation	—	—	12,879	—	—	—	—	12,879
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	825	—	—	825
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.8 million	—	—	—	—	2,159	—	—	2,159
Adoption of ASU 2020-06	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at May 1, 2021	80,897,050	7	1,706,883	176,483	(20,031)	(14,316,890)	(1,323,450)	539,892
Net income	—	—	—	102,554	—	—	—	102,554
Stock options exercised	139,274	—	12,811	—	—	—	—	12,811
Shares used for tax withholding	—	—	—	—	—	(603)	(178)	(178)
Vesting of restricted shares, net of forfeitures of 1,101 restricted shares	5,645	—	—	—	—	—	—	—
Stock based compensation	—	—	23,180	—	—	—	—	23,180
Unrealized losses on interest rate derivative contracts, net of related taxes of $1.9 million	—	—	—	—	(5,083)	—	—	(5,083)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.9 million	—	—	—	—	2,519	—	—	2,519
Balance at July 31, 2021	81,041,969	$7	$1,742,874	$279,037	$(22,595)	(14,317,493)	$(1,323,628)	$675,695
Net income	—	—	—	13,619	—	—	—	13,619
Stock options exercised	25,479	—	2,709	—	—	—	—	2,709
Shares used for tax withholding	—	—	—	—	—	(10,898)	(3,202)	(3,202)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,363)	(150,010)	(150,010)
Vesting of restricted shares, net of forfeitures of 382 restricted shares	24,437	—	—	—	—	—	—	—
Stock based compensation	—	—	17,297	—	—	—	—	17,297
Shares issued to redeem Convertible Notes	513,991	—	151,206	—	—	—	—	151,206
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.4 million	—	—	—	—	6,509	—	—	6,509
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $1.1 million	—	—	—	—	2,984	—	—	2,984
Balance at October 30, 2021	81,605,876	$7	$1,914,086	$292,656	$(13,102)	(14,840,754)	$(1,476,840)	$716,807

3. Lease Commitments

The Company’s leases primarily consist of stores, distribution facilities and office space under operating and finance leases that will expire principally during the next 30 years. The leases typically include renewal options at five year intervals and escalation clauses. Lease renewals are only included in the lease liability to the extent that they are reasonably assured of being exercised. Some of the Company’s leases provide for contingent rentals based on a percentage of gross sales. Contingent rentals are not included in the lease liability, and they are recognized as variable lease cost when incurred.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2022 (remainder)	$121,195	$1,460
2023	554,017	5,906
2024	521,395	5,733
2025	487,318	3,604
2026	449,970	3,640
2027	411,946	3,640
Thereafter	1,359,967	24,233
Total future minimum lease payments	3,905,808	48,216
Amount representing interest	(686,178)	(13,830)
Total lease liabilities	3,219,630	34,386
Less: current portion of lease liabilities	(391,056)	(3,914)
Total long term lease liabilities	$2,828,574	$30,472

Weighted average discount rate	4.8%	6.1%
Weighted average remaining lease term (years)	8.2	12.0

The above schedule excludes approximately $394.5 million for 69 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Finance lease cost:
Amortization of finance lease asset (a)	$1,052	$1,140	$3,333	$3,414
Interest on lease liabilities (b)	627	768	2,046	2,366
Operating lease cost (c)	132,984	119,858	387,318	346,789
Variable lease cost (c)	52,141	49,445	152,689	142,356
Total lease cost	186,804	171,211	545,386	494,925
Less all rental income (d)	(1,507)	(1,386)	(4,195)	(4,015)
Total net rent expense (e)	$185,297	$169,825	$541,191	$490,910

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$387,209	$381,006
Cash payments for the principal portion of finance lease liabilities (b)	$3,517	$2,980
Cash payments for the interest portion of finance lease liabilities (a)	$2,046	$2,366
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets (c)	$609,567	$440,874

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(c)
Includes additions arising from lease modifications.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 29,	January 29,	October 30,
	2022	2022	2021
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$944,178	$950,676	$952,841
Convertible senior notes, 2.25%, matures on April 15, 2025	507,687	572,322	644,627
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	34,386	43,945	45,039
Unamortized deferred financing costs	(8,160)	(11,484)	(13,638)
Total debt	1,478,091	1,555,459	1,628,869
Less: current maturities	(13,528)	(14,357)	(14,224)
Long term debt, net of current maturities	$1,464,563	$1,541,102	$1,614,645

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

The Term Loan Facility is collateralized by a first lien on the Company's leases, real estate and property & equipment and a second lien on the Company's inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.

At October 29, 2022 and October 30, 2021, the interest rate related to the Term Loan Facility was 5.1% and 2.1%, respectively.

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

These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million and $86.4 million during the nine month period ended October 29, 2022 and the nine month period ended October 30, 2021, respectively.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	October 29,	January 29,	October 30,
	2022	2022	2021
Principal	$507,687	$572,322	$644,627
Unamortized deferred debt costs	(6,644)	(9,761)	(11,845)
Net carrying amount	$501,043	$562,561	$632,782

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Coupon interest	$2,854	$3,967	$8,711	$12,988
Amortization of deferred debt costs	647	941	2,065	2,948
Convertible Notes interest expense	$3,501	$4,908	$10,776	$15,936

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

At October 29, 2022, the Company had $850.0 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and nine month periods ended October 29, 2022.

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

The amount of loss deferred for the previous interest rate swap was $26.9 million. The Company is amortizing this amount from accumulated other comprehensive income into interest expense over the original life of the previous interest rate swap, which had an original maturity date of December 29, 2023. The new interest rate swap had a liability fair value at inception of $26.9 million. The Company will accrete this amount into accumulated other comprehensive income as a benefit to interest expense over the life of the new interest rate swap, which has a maturity date of June 24, 2028.

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

As of October 29, 2022, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	October 29, 2022		January 29, 2022		October 30, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$41,687	Other liabilities	$10,968	Other liabilities	$20,439

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Unrealized gains, before taxes	$30,599	$8,936	$48,746	$3,096
Income tax benefit	(8,197)	(2,427)	(13,053)	(845)
Unrealized gains, net of taxes	$22,402	$6,509	$35,693	$2,251

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest expense	$1,162	$4,096	$7,901	$10,519
Income tax benefit	(311)	(1,112)	(2,129)	(2,857)
Net reclassification into earnings	$851	$2,984	$5,772	$7,662

The Company estimates that approximately $4.8 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 29, 2022, January 29, 2022 and October 30, 2021 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 29,	January 29,	October 30,
	2022	2022	2021
Level 1
Cash equivalents (including restricted cash equivalents)	$92,424	$701,638	$701,607

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

Impairment charges on long-lived assets were $10.6 million during the third quarter of Fiscal 2022, related to two owned stores expected to be sold below net carrying value and declines in revenue and operating results for eight stores. Impairment charges on long-lived assets were $1.5 million during the third quarter of Fiscal 2021, primarily related to store-level assets at four stores.

Impairment charges on long-lived assets were $17.6 million during the nine months ended October 29, 2022, related to three owned stores expected to be sold below net carrying value, declines in revenue and operating results for eight stores, and unrecoverable fixed assets at two relocating stores. Impairment charges on long-lived assets were $3.2 million during the nine months ended October 30, 2021, primarily related to declines in revenues and operating results at certain stores. During the nine months ended October 29, 2022 and the nine months ended October 30, 2021, the assets impaired had a remaining carrying value after impairments of $69.4 million and $13.9 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 29, 2022		January 29, 2022		October 30, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$949,397	$911,421	$956,608	$955,412	$959,011	$953,017
Convertible Notes	507,687	513,982	572,322	724,703	644,627	915,048
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,457,084	$1,425,403	$1,528,930	$1,680,115	$1,603,638	$1,868,065
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

7. Income Taxes

Income tax expense was $6.0 million during the third quarter of Fiscal 2022 compared with $17.9 million during the third quarter of Fiscal 2021. The effective tax rate for the third quarter of Fiscal 2022 was 26.4% compared with 56.8% during the third quarter of Fiscal 2021. The higher income tax expense and tax rate in the prior year period is primarily driven by higher pre-tax income and the disallowance of certain debt extinguishment costs related to partial repurchase of the Convertible Notes during the third quarter of Fiscal 2021.

Income tax expense was $11.6 million during the nine month period ended October 29, 2022 compared with $79.8 million during the nine month period ended October 30, 2021. The effective tax rate for the nine month period ended October 29, 2022 was 20.5% compared with 21.7% during the nine month period ended October 30, 2021. The decrease in income tax expense in the nine months ended October 29, 2022 was a result of lower pre-tax income.

Net deferred taxes are as follows:

	(in thousands)
	October 29,	January 29,	October 30,
	2022	2022	2021
Deferred tax asset	$3,643	$3,959	$4,119
Deferred tax liability	222,549	220,023	211,710
Net deferred tax liability	$218,906	$216,064	$207,591

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of October 29, 2022, the Company had a deferred tax asset related to net operating losses of $14.6 million, inclusive of $14.3 million related to state net operating losses that expire at various dates between 2023 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of October 29, 2022, the Company had a deferred tax asset related to tax credit carry-forwards of $7.8 million, inclusive of $7.1 million of state tax credit carry-forwards, which will begin to expire in 2023, and $0.7 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of October 29, 2022, January 29, 2022 and October 30, 2021, valuation allowances amounted to $10.6 million, $12.9 million and $12.1 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the nine month period ended October 29, 2022, the Company acquired 75,086 shares of common stock from employees for approximately $14.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

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

During the nine month period ended October 29, 2022, the Company repurchased 1,481,782 shares of common stock for $251.2 million under these repurchase programs, which was recorded in the line item “Treasury stock” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of October 29, 2022, the Company had $398.8 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Basic net income per share
Net income	$16,783	$13,619	$44,923	$287,203
Weighted average number of common shares – basic	65,362	66,740	65,815	66,591
Net income per common share – basic	$0.26	$0.20	$0.68	$4.31
Diluted net income per share
Net income	$16,783	$13,619	$44,923	$287,203
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	65,362	66,740	65,815	66,591
Assumed exercise of stock options and vesting of restricted stock	142	577	243	666
Assumed conversion of convertible debt	—	888	—	971
Weighted average number of common shares – diluted	65,504	68,205	66,058	68,228
Net income per common share – diluted	$0.26	$0.20	$0.68	$4.21

Approximately 1,498,000 and 1,132,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 29, 2022, respectively, since their effect was anti-dilutive.

Approximately 242,000 and 144,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 30, 2021, respectively, since their effect was anti-dilutive.

During the three and nine months ended October 29, 2022, respectively, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the periods.

10. Stock-Based Compensation

As of October 29, 2022, there were 6,287,228 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Type of Non-Cash Stock Compensation	2022	2021	2022	2021
Restricted stock and restricted stock unit grants (a)	$9,736	$8,192	$28,519	$22,132
Stock option grants (a)	4,851	4,815	15,144	13,891
Performance stock unit grants (a)	2,730	4,290	7,532	17,333
Total (b)	$17,317	$17,297	$51,195	$53,356

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and nine month periods ended October 29, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million and $9.5 million, respectively. For the three and nine month periods ended October 30, 2021, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.1 million and $9.2 million, respectively.

Stock Options

Stock option transactions during the nine month period ended October 29, 2022 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 29, 2022	1,097,558	$181.17
Options granted	326,483	202.09
Options exercised (a)	(65,745)	92.37
Options forfeited	(30,453)	225.28
Options outstanding, October 29, 2022	1,327,843	$189.70

(a)
Options exercised during the nine month period ended October 29, 2022 had a total intrinsic value of $6.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of October 29, 2022:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,327,843	7.0	$189.70	$9.4
Options exercisable	726,860	5.5	$161.97	$9.3

The fair value of each stock option granted during the nine month period ended October 29, 2022 was estimated using the Black Scholes option pricing model using the following assumptions:

Nine Months Ended
October 29,
2022
Risk-free interest rate	1.13% - 2.78%
Expected volatility	32% - 34%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$75.64

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price, as well as the historical volatility of the stock price of peer companies that are publicly traded over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the nine month period ended October 29, 2022, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the nine month period ended October 29, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	368,158	$233.00
Awards granted	247,768	201.96
Awards vested (a)	(131,261)	205.03
Awards forfeited	(20,429)	234.13
Non-vested awards outstanding, October 29, 2022	464,236	224.29

(a)
Restricted stock awards vested during the nine month period ended October 29, 2022 had a total intrinsic value of $24.9 million.

The fair value of each share of restricted stock granted during the nine month period ended October 29, 2022 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2020 and Fiscal 2021 is based on continued service and the achievement of pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 will be based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the nine month period ended October 29, 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	186,436	$215.90
Awards granted (a)	105,783	204.38
Awards vested (a) (b)	(81,440)	173.84
Awards forfeited	(10,094)	228.67
Non-vested awards outstanding, October 29, 2022	200,685	226.25
(a)
Inclusive of awards distributed in connection with the final settlement of the performance-based stock awards granted in Fiscal 2019.
(b)
Performance-based stock awards vested during the nine month period ended October 29, 2022 had a total intrinsic value of $15.4 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $50.0 million, $55.4 million and $59.0 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively. Among these arrangements, as of October 29, 2022, January 29, 2022 and October 30, 2021, the Company had letters of credit outstanding in the amount of $47.4 million, $48.4 million and $46.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $2.6 million, $7.1 million and $12.3 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $850.0 million, $594.6 million and $541.0 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively.

Purchase Commitments

The Company had $1,157.0 million of purchase commitments related to goods that were not received as of October 29, 2022.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 893 stores as of October 29, 2022 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2022 is defined as the 52-week year ending January 28, 2023. Fiscal 2021 is defined as the 52-week year ended January 29, 2022.

Store Openings, Closings, and Relocations

During the nine month period ended October 29, 2022, we opened 74 new stores, inclusive of 17 relocations, and permanently closed four stores, exclusive of the aforementioned relocations, bringing our store count as of October 29, 2022 to 893 stores.

Ongoing Initiatives for Fiscal 2022-2023

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability. These initiatives include, but are not limited to:

•
Driving Comparable Store Sales Growth.

We strive to increase comparable store sales through the following initiatives:

•
More Effectively Chasing the Sales Trend. We plan sales using conservative comparable store sales growth, holding and controlling liquidity, closely analyzing the sales trend by business, and remaining ready to chase that trend. We believe that these actions will also allow us to take more advantage of great opportunistic buys.
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
•
Enhancing the Store Experience. We continue to invest in select store relocations and downsizes to improve the customer experience, taking into consideration the age, size, sales, and location of a store. Relocations provide an opportunity, upon lease expirations, to right-size our stores, improve our competitive positioning, incorporate our new prototype store designs and reduce occupancy costs. Downsizes provide an opportunity to right-size our stores, within our existing space, improve co-tenancy, incorporate our new store designs and reduce occupancy costs.
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

Industry-wide supply chain issues led to increased freight and labor costs during Fiscal 2021 and continue to add pressure on margins in Fiscal 2022. These costs significantly impacted results in Fiscal 2021 and the nine months ended October 29, 2022, and there remains significant uncertainty around when and if freight costs will return to pre-pandemic levels. Additionally, the higher our sales volume is, and the more sales we chase above our initial plans, the more these increased supply chain costs will impact our margins.

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

Net income. We earned net income of $16.8 million during the three month period ended October 29, 2022 compared with net income of $13.6 million during the three month period ended October 30, 2021. This increase was primarily driven by loss on debt extinguishment charges during the third quarter of Fiscal 2021 for debt transactions that did not recur during the third quarter of Fiscal 2022, partially offset by lower sales and gross margin rate during the third quarter of Fiscal 2022. We earned net income of $44.9 million during the nine month period ended October 29, 2022 compared with a net income of $287.2 million during the nine month period ended October 30, 2021.This decrease was primarily driven by lower sales, as well as decreased gross margin rate, partially offset by decreased loss on debt extinguishment charges. Refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt issuances and amendments; (iv) loss on extinguishment of debt; (v) income tax expense; (vi) depreciation and amortization; (vii) impairment charges; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt issuances and amendments; (iv) loss on extinguishment of debt; (v) income tax expense; (vi) impairment charges; (vii) net favorable lease costs; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

During the three and nine months ended October 29, 2022, Adjusted Net Income decreased $64.9 million to $28.0 million and decreased $314.9 million to $87.0 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended October 29, 2022 compared with the three and nine months ended October 30, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted Net Income:
Net income	$16,783	$13,619	$44,923	$287,203
Net favorable lease costs (a)	4,791	5,275	14,262	17,188
Costs related to debt issuances and amendments (b)	—	89	—	3,419
Loss on extinguishment of debt (c)	—	86,362	14,657	117,756
Impairment charges - long-lived assets	10,599	1,488	17,556	3,235
Litigation matters (d)	—	—	10,500	—
Tax effect (e)	(4,148)	(13,891)	(14,867)	(26,835)
Adjusted Net Income	$28,025	$92,942	$87,031	$401,966

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
(c)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Note in the first quarter of Fiscal 2022. Fiscal 2021 amounts relate to the partial repurchase of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
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

During the three and nine months ended October 29, 2022, Adjusted EBITDA decreased $82.4 million to $122.6 million and decreased $385.6 million to $358.6 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended October 29, 2022 compared with the three and nine months ended October 30, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,783	$13,619	$44,923	$287,203
Interest expense	17,412	15,609	47,454	52,710
Interest income	(658)	(38)	(4,242)	(156)
Loss on extinguishment of debt (a)	—	86,362	14,657	117,756
Costs related to debt issuances and amendments (b)	—	89	—	3,419
Litigation matters (c)	—	—	10,500	—
Depreciation and amortization (d)	72,425	69,938	216,170	200,275
Impairment charges - long-lived assets	10,599	1,488	17,556	3,235
Income tax expense	6,035	17,922	11,560	79,769
Adjusted EBITDA	$122,596	$204,989	$358,578	$744,211

(a)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Note in the first quarter of Fiscal 2022. Fiscal 2021 amounts relate to the partial repurchase of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
(b)
Represents certain costs incurred to execute refinancing of the Term Loan Facility.
(c)
Represents amounts charged for certain litigation matters.
(d)
Includes $4.8 million and $14.3 million of favorable lease cost included in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income for the three and nine months ended October 29, 2022 and $5.3 million and $17.2 million for the three and nine months ended October 30, 2021, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During the three and nine months ended October 29, 2022, Adjusted EBIT decreased $85.4 million to $55.0 million and decreased $404.5 million to $156.7 million, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and nine months ended October 29, 2022 compared with the three and nine months ended October 30, 2021:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBIT:
Net income	$16,783	$13,619	$44,923	$287,203
Interest expense	17,412	15,609	47,454	52,710
Interest income	(658)	(38)	(4,242)	(156)
Loss on extinguishment of debt (a)	—	86,362	14,657	117,756
Costs related to debt issuances and amendments (b)	—	89	—	3,419
Net favorable lease costs (c)	4,791	5,275	14,262	17,188
Impairment charges - long-lived assets	10,599	1,488	17,556	3,235
Litigation matters (d)	—	—	10,500	—
Income tax expense	6,035	17,922	11,560	79,769
Adjusted EBIT	$54,962	$140,326	$156,670	$561,124

(a)
Fiscal 2022 amounts relate to the partial repurchases of the Convertible Note in the first quarter of Fiscal 2022. Fiscal 2021 amounts relate to the partial repurchase of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.
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

For Fiscal 2022, we define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. The change in our comparable store sales was as follows:

	Three Months Ended	Nine Months Ended
October 29, 2022	-17%	-17%
October 30, 2021	16%	18%

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

Gross margin as a percentage of net sales decreased to 41.2% during the three month period ended October 29, 2022, compared with 41.4% during the three month period ended October 30, 2021, driven primarily by decreased merchandise margins, primarily due to higher markdowns and increased shortage, partially offset by decreased freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 120 basis points as a percentage of net sales.

Gross margin as a percentage of net sales decreased to 40.4% during the nine months ended October 29, 2022, compared with 42.3% during nine months ended October 30, 2021, driven primarily by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 140 basis points as a percentage of net sales.

Inventory. Inventory at October 29, 2022 increased to $1,445.1 million compared with $1,059.7 million at October 30, 2021. The increase was attributable primarily to increased inventory in our warehouses, inclusive of reserve inventory, as well as 61 net new stores opened since the end of the third quarter of Fiscal 2021, and an 8% increase in comparable store inventory. Reserve inventory was 31% of total inventory as of October 29, 2022, compared with 30% as of October 30, 2021.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.1% and 8.1% during the three and nine month periods ended October 29, 2022, respectively, compared with 8.4% and 8.1% during the three and nine month periods ended October 30, 2021, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $662.5 million during the nine months ended October 29, 2022, compared with a decrease of $194.9 million during the nine months ended October 30, 2021. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended October 29, 2022 and the three and nine months ended October 30, 2021.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	58.8	58.6	59.6	57.7
Selling, general and administrative expenses	35.7	33.0	35.2	31.7
Costs related to debt issuances and amendments	—	0.0	—	0.1
Depreciation and amortization	3.3	2.8	3.4	2.7
Impairment charges - long-lived assets	0.5	0.1	0.3	0.0
Other income - net	(0.1)	(0.1)	(0.3)	(0.2)
Loss on extinguishment of debt	—	3.8	0.2	1.8
Interest expense	0.9	0.7	0.8	0.8
Total costs and expenses	99.1	98.9	99.2	94.6
Income before income tax expense	1.1	1.3	1.0	5.6
Income tax expense	0.3	0.8	0.2	1.2
Net income	0.8%	0.5%	0.8%	4.4%

Three Month Period Ended October 29, 2022 Compared With the Three Month Period Ended October 30, 2021

Net sales

Net sales decreased $263.7 million, or 11.5%, to $2,035.9 million during the third quarter of Fiscal 2022, primarily driven by a decrease of 17% in comparable store sales during the third quarter of Fiscal 2022, on top of a 16% increase in the third quarter of Fiscal 2021. We believe this decrease in comparable store sales was driven by strong results in the prior period, as well as economic pressure on our core customers and promotional activity throughout the retail environment, which we did not respond to quickly enough. The decrease in net sales was partially offset by 61 net new stores since the end of the third quarter of Fiscal 2021.

Cost of sales

Cost of sales as a percentage of net sales increased to 58.8% during the third quarter of Fiscal 2022, compared to 58.6% during the third quarter of Fiscal 2021. This increase was primarily driven by decreased merchandise margins, primarily due to higher markdowns and increased shortage, partially offset by decreased freight costs. On a dollar basis, cost of sales decreased $149.4 million, or 11.1%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 120 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended October 29, 2022 compared with the three month period ended October 30, 2021. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Three Months Ended
	October 29,	Percentage of	October 30,	Percentage of
	2022	Net Sales	2021	Net Sales	$ Variance	% Change
Store related costs	$432.7	21.3%	$454.3	19.8%	$(21.6)	(4.8)%
Product sourcing costs	177.9	8.7	172.7	7.5	5.2	3.0
Corporate costs	78.0	3.8	85.7	3.7	(7.7)	(9.0)
Marketing and strategy costs	12.4	0.6	17.9	0.8	(5.5)	(30.7)
Other selling, general and administrative expenses	25.9	1.3	29.2	1.2	(3.3)	(11.3)
Selling, general and administrative expenses	$726.9	35.7%	$759.8	33.0%	$(32.9)	-4.3%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage from comparable sales decrease and increased product sourcing costs, partially offset by decreased store payroll costs. On a dollar basis, the decrease in selling, general and administrative expenses was primarily driven by decreases in store payroll costs and incentive compensation, partially offset by increases in occupancy costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $67.6 million during the third quarter of Fiscal 2022 compared with $64.7 million during the third quarter of Fiscal 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $10.6 million during the third quarter of Fiscal 2022, primarily related to two owned stores expected to be sold below net carrying value. Impairment charges on long-lived assets were $1.5 million during the third quarter of Fiscal 2021, related to store-level assets at four stores.

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

Loss on Extinguishment of Debt

During the third quarter of Fiscal 2021, we incurred a debt extinguishment charge of $86.4 million related to the partial repurchase of the Convertible Notes. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense increased $1.8 million during the third quarter of Fiscal 2022 to $17.4 million, compared to the same period in the prior year. The increase was driven by the increase in LIBOR rates on the unhedged portion of our Term Loan Facility, partially offset by the repurchase of Convertible Notes.

The average interest rates and average balances related to our variable rate debt for the third quarter of Fiscal 2022 compared with the third quarter of Fiscal 2021, are summarized in the table below:

	Three Months Ended
	October 29,	October 30,
	2022	2021
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$951.0	$960.6
Average interest rate – Term Loan Facility	4.7%	2.1%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $6.0 million during the third quarter of Fiscal 2022 compared with income tax expense of $17.9 million during the third quarter of Fiscal 2021. The effective tax rate for the third quarter of Fiscal 2022 was 26.4% compared with 56.8% during the third quarter of Fiscal 2021. The higher income tax expense and tax rate in the prior year period is primarily driven by higher pre-tax income and the disallowance of certain debt extinguishment costs related to partial repurchase of the Convertible Notes during the third quarter of Fiscal 2021.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2022 resulted in an annual effective income tax rate of approximately 28% (before discrete items) as our best estimate.

Net income

We earned net income of $16.8 million for the third quarter of Fiscal 2022 compared with $13.6 million for the third quarter of Fiscal 2021. This increase was primarily driven by loss on debt extinguishment charges during the third quarter of Fiscal 2021 for debt transactions that did not recur during the third quarter of Fiscal 2022, offset by lower sales and gross margin rate during the third quarter of Fiscal 2022.

Nine Month Period Ended October 29, 2022 Compared With the Nine Month Period Ended October 30, 2021

Net sales

Net sales decreased $757.6 million, or 11.3%, to $5,945.5 million during the nine months ended October 29, 2022, primarily driven by a decrease of 17% in comparable stores sales during the nine months ended October 29, 2022, on top of an 18% increase during the nine months ended October 30, 2021. We believe this decrease in comparable store sales was driven by strong results in the prior period, as well as economic pressure on our core customers and promotional activity throughout the retail environment, which we did not respond to quickly enough. The decrease in net sales was partially offset by 61 net new stores since the end of the third quarter of Fiscal 2021.

Cost of sales

Cost of sales as a percentage of net sales increased to 59.6% during the nine months ended October 29, 2022, compared to 57.7% during the nine months ended October 30, 2021. This increase was primarily driven by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs. On a dollar basis, cost of sales decreased $323.1 million, or 8.3%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 140 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the nine month period ended October 29, 2022 compared with the nine month period ended October 30, 2021. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Nine Months Ended
	October 29, 2022	Percentage of Net Sales	October 30, 2021	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,257.5	21.2%	$1,298.6	19.4%	$(41.1)	(3.2)%
Product sourcing costs	491.9	8.2	459.1	6.8	32.8	7.1
Corporate costs	235.6	4.0	246.5	3.7	(10.9)	(4.4)
Marketing and strategy costs	33.1	0.6	42.9	0.6	(9.8)	(22.8)
Other selling, general and administrative expenses	74.7	1.2	79.8	1.2	(5.1)	(6.4)
Selling, general and administrative expenses	$2,092.8	35.2%	$2,126.9	31.7%	$(34.1)	(1.6)%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage from comparable sales decrease as well as increased product sourcing costs and litigation accrual. On a dollar basis, the decrease in selling, general and administrative expenses was primarily driven by decreases in store payroll costs, incentive compensation, and marketing costs, partially offset by increases in occupancy costs and product sourcing costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $201.9 million during the nine months ended October 29, 2022 compared with $183.1 million during the nine months ended October 30, 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $17.6 million during the nine months ended October 29, 2022, related to three owned stores expected to be sold below net carrying value, declines in revenue and operating results for eight stores, and unrecoverable fixed assets at two relocating stores. Impairment charges on long-lived assets were $3.2 million during the nine months ended October 30, 2021, related to the expected sale of one store, as well as declines in revenues and operating results for five stores.

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

Other income - net

Other income - net improved $8.6 million to $18.8 million during the nine months ended October 29, 2022, compared to the same period in the prior year. The increase was primarily driven by the gain on sale of real estate related assets and interest income on a tax refund.

Loss on Extinguishment of Debt

During the nine months ended October 29, 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

During the nine months ended October 30, 2021, we incurred a debt extinguishment charge of $86.4 million related to the partial repurchase of the Convertible Notes, $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 4, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense decreased $5.3 million during the nine months ended October 29, 2022 to $47.5 million, compared to the same period in the prior year. The decrease was driven by the redemption in full of the $300.0 million aggregate principal amount of Secured Notes, repurchase of $297.3 million of Convertible Notes, partially offset by the increase in LIBOR rates on the unhedged portion of our Term Loan Facility.

The average interest rates and average balances related to our variable rate debt for the nine months ended October 29, 2022 compared with the nine months ended October 30, 2021, are summarized in the table below:

	Nine Months Ended
	October 29,	October 30,
	2022	2021
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$953.4	$961.2
Average interest rate – Term Loan Facility	3.4%	2.0%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $11.6 million during the nine months ended October 29, 2022 compared with income tax expense of $79.8 million during the nine months ended October 30, 2021. The effective tax rate for the nine months ended October 29, 2022 was 20.5% compared with 21.7% during the nine months ended October 30, 2021. The decrease in income tax expense in the nine months ended October 29, 2022 was a result of lower pre-tax income.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine months ended October 29, 2022 resulted in an annual effective income tax rate of approximately 28% (before discrete items) as our best estimate.

Net income

We earned net income of $44.9 million for the nine months ended October 29, 2022 compared with $287.2 million for the nine months ended October 30, 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate, partially offset by a smaller debt extinguishment charge.

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

Cash Flow for the Nine Month Period Ended October 29, 2022 Compared With the Nine Month Period Ended October 30, 2021

We used $662.5 million of cash during the nine month period ended October 29, 2022 compared with $194.9 million during the nine month period ended October 30, 2021.

Net cash provided by operating activities amounted to $9.6 million during the nine month period ended October 29, 2022, compared with $608.4 million during the nine month period ended October 30, 2021. The decrease in our operating cash flows was primarily driven by lower sales and decreased gross margin rate, as well as changes in working capital, primarily decreased accounts payable and increased inventory. The decrease was partially offset by a $245.5 million tax refund received during Fiscal 2022.

Net cash used in investing activities was $319.1 million during the nine month period ended October 29, 2022 compared with $233.3 million during the nine month period ended October 30, 2021. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $353.0 million during the nine month period ended October 29, 2022 compared with $570.0 million during the nine month period ended October 30, 2021. This change was primarily driven by higher debt redemptions in Fiscal 2021 compared to Fiscal 2022, partially offset by more share repurchases in Fiscal 2022.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at October 29, 2022 of $214.8 million compared with $686.0 million at October 30, 2021. The decrease in working capital was primarily due to a decrease in cash and cash equivalents, primarily driven by payments on the Convertible Notes and share repurchases, as well as decreased prepaid income taxes, partially offset by decreased accounts payable and increased inventory. We had working capital at January 29, 2022 of $593.4 million.

Capital Expenditures

For the nine month period ended October 29, 2022, cash spend for capital expenditures, net of $9.8 million of landlord allowances, amounted to $332.7 million.

We estimate that we will spend approximately $510 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2022, including approximately $230 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $150 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

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

During the nine months ended October 29, 2022, we repurchased 1,481,782 shares of common stock for $251.2 million under these repurchase programs. As of October 29, 2022, we had $398.8 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended October 29, 2022, we opened 74 new stores, inclusive of 17 relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of October 29, 2022 to 893 stores. During Fiscal 2022, we plan to open 87 net new stores.

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

Debt and Hedging

As of October 29, 2022, our obligations, inclusive of original issue discount, include $944.2 million under our Term Loan Facility, $507.7 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $34.4 million of finance lease obligations as of October 29, 2022.

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

At October 29, 2022, our borrowing rate related to the Term Loan Facility was 5.1%.

ABL Line of Credit

On July 20, 2022, we entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”), by and among BCFWC, as lead borrower and the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, which Amendment amends that certain Second Amended and Restated Credit Agreement dated as of September 2, 2011, by and among the BCFWC, the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment increased the aggregate principal amount of the commitments of the ABL Line of Credit from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

At October 29, 2022, we had $850.0 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the nine month period ended October 29, 2022.

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

Secured Notes

On April 16, 2020, BCFWC issued $300.0 million of Secured Notes. The Secured Notes are senior, secured obligations of BCFWC, and interest was payable semiannually in cash at a rate of 6.25% per annum on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes were guaranteed on a senior secured basis by Burlington Coat Factory Holdings, LLC, Burlington Coat Factory Investments Holdings, Inc. and BCFWC’s subsidiaries that guarantee the loans under the Term Loan Facility and ABL Line of Credit.

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

Certain Information Concerning Contractual Obligations

We had $1,157.0 million of purchase commitments related to goods that were not received as of October 29, 2022, and had $3,905.8 million of future minimum lease payments under operating leases as of October 29, 2022. Additionally, during the first quarter of Fiscal 2022, we repurchased $64.6 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2021 10-K.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, October 29, 2022. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2022.

During the quarter ended October 29, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 29, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 31, 2022 through August 27, 2022	69,242	$157.12	69,214	$438,985
August 28, 2022 through October 1, 2022	209,908	$139.81	209,895	$409,638
October 2, 2022 through October 29, 2022	91,490	$118.77	91,490	$398,772
Total	370,640		370,599

(1)
The number of shares purchased between July 31, 2022 and August 27, 2022, between August 28, 2022 and October 1, 2022 and between October 2, 2022 and October 29, 2022 include 28 shares, 13 shares and zero shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)
On August 18, 2021, our Board of Directors authorized the repurchase of up to $400.0 million of common stock, which was authorized to be executed through August 2023. This authorization was completed during the second quarter of Fiscal 2022. On February 16, 2022, our Board of Directors authorized the repurchase of an additional $500.0 million of common stock, which is authorized to be executed through February 2024. As of October 29, 2022, we had $398.8 million remaining under our share repurchase authorization. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 16, 2022, the Board of Directors of Burlington Stores, Inc. approved and adopted an amendment to and restatement of the Company’s Amended and Restated Bylaws (Restated Bylaws), which became effective immediately. The Restated Bylaws were amended and restated as follows:

•
Advance Notice. Provisions of the Restated Bylaws relating to advance notice of director nominations and other business at annual stockholder meetings were amended to update, enhance and clarify the notice requirements and the information required to be provided to the Company, including addressing matters related to Rule 14a-19 under the Securities Exchange Act of 1934, as amended.

•
Proxy Access. The Restated Bylaws were updated to permit a stockholder, or a group of up to 20 stockholders, owning at least 3% of the Company’s outstanding common stock continuously for at least three years, to nominate and include in the Company’s proxy materials for an annual meeting of stockholders director nominees constituting up to the greater of two nominees or 20% of the number of directors in office. The stockholders’ proxy access rights are subject to the satisfaction of conditions and other requirements by the stockholders and the director nominees as specified in the Restated Bylaws.
•

Other Amendments. In addition to certain other ministerial changes, clarifications, technical edits and updates, the Restated Bylaws include (i) provisions that would operate in the event of an emergency and permit calling special meetings of the Board of Directors with less than 24 hours’ notice, and (ii) certain changes to conform to recent amendments to the Delaware General Corporation Law.

The foregoing summary of the Restated Bylaws does not purport to be a complete description of the amendments made to the Company’s Amended and Restated Bylaws. It is qualified in its entirety by reference to the complete text of the Restated Bylaws which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
3.1†	Amended and Restated Bylaws of Burlington Stores, Inc. effective November 16, 2022
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON STORES, INC.

/s/ Michael O’Sullivan
Michael O’Sullivan Chief Executive Officer (Principal Executive Officer)

/s/ Kristin Wolfe
Kristin Wolfe Chief Financial Officer (Principal Financial Officer)

Date: November 22, 2022