Form 10-K
period 2023-01-28
Burlington Stores, Inc.
filed 2023-03-13
CIK 1579298

99%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,229,223,447. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of February 25, 2023, there were 64,973,669 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2022 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Parsippany, New Jersey

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 28, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, or make any other statement that is not a historical fact, we are making “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may relate to such matters as future impacts of current macroeconomic conditions, our future actions, including expected store openings and closings, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, anticipated sales, expenses and interest rates, the effect of the adoption of recent or future accounting pronouncements and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the events or results anticipated in these forward-looking statements as a result of a variety of factors, including each of the factors discussed in Item 1A, Risk Factors as well as risks and uncertainties discussed elsewhere in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual future events or results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report might not occur. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake to publicly update or revise our forward-looking statements, except as required by law, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1. Business

Overview

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 927 stores as of January 28, 2023, in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by driving comparable store sales growth, expanding and enhancing our retail store base, and enhancing operating margins. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2023” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 52-week fiscal year ended January 28, 2023 (Fiscal 2022). The fiscal years ended January 29, 2022 (Fiscal 2021) and January 30, 2021 (Fiscal 2020) also consisted of 52 weeks.

COVID-19

Results for Fiscal 2020 were significantly impacted by the COVID-19 pandemic. All our stores were temporarily closed for a portion of Fiscal 2020, resulting in a sales decline and higher inventory markdowns. These store closures did not repeat in Fiscal 2021 or Fiscal 2022. However, certain lingering economic effects of the pandemic did continue to impact results, including supply chain disruptions.

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

Our store base is geographically diversified with stores located in 46 states and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	LA	7	NY	57
AL	10	MA	20	OH	30
AR	6	MD	21	OK	8
AZ	20	ME	3	OR	7
CA	101	MI	25	PA	41
CO	14	MN	13	PR	15
CT	15	MO	11	RI	6
DE	3	MS	2	SC	12
FL	93	NC	26	SD	1
GA	30	ND	1	TN	15
IA	4	NE	4	TX	100
ID	3	NH	4	UT	9
IL	42	NJ	44	VA	26
IN	18	NM	5	WA	16
KS	5	NV	13	WI	10
KY	8			WV	1

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 927 stores as of January 28, 2023. Based on our smaller store prototype, as well as the opportunity presented by accelerating retail disruption and industry wide store closures, our long-term store target remains at 2,000 stores. If we identify appropriate locations, including locations that fit our smaller store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Stores (beginning of period)	840	761	727
Stores opened(a)(b)	91	84	45
Stores closed(a)	(4)	(5)	(11)
Stores (end of period)	927	840	761

(a)
Exclusive of relocations.
(b)
Stores opened during Fiscal 2022, Fiscal 2021 and Fiscal 2020 had an average size of approximately 28,000, 31,000 and 40,000 square feet, respectively.

The total gross square footage of all stores as of the end of Fiscal 2022, Fiscal 2021, and Fiscal 2020 were 50.7 million, 49.6 million, and 48.0 million, respectively. Of this total square footage, the area that represents the total selling square footage for all stores as of the end of Fiscal 2022, Fiscal 2021, and Fiscal 2020 were 31.0 million, 30.0 million, and 32.3 million respectively.

Distribution and Warehousing

We have five distribution centers that shipped more than 99% of merchandise units to our stores in Fiscal 2022. The remaining merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our three west coast distribution centers are located in San Bernardino, California, Redlands, California, and Riverside, California. These five distribution centers occupy an aggregate of 4,106,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease during Fiscal 2021 for an additional distribution center in Logan, New Jersey occupying approximately 1,029,000 square feet. This building was used for storage and basic manual processing during Fiscal 2022, and is expected to be fully operational during Fiscal 2024.

We also operate warehousing facilities to support our distribution centers. The east coast has three supporting warehouses located in Burlington, New Jersey. The west coast has three supporting warehouses, located in Redlands, California, Riverside, California, and San Bernardino, California. We entered into a lease for the Riverside, California warehousing facility during Fiscal 2022, and the building is expected to become operational during Fiscal 2023. These six warehousing facilities occupy an aggregate of 2,591,000 square feet and primarily serve as storage facilities.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	1,000,000	Leased
Logan, New Jersey (b)	2022	1,029,000	Leased
San Bernardino, California (E. Mill St)	2006	758,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)	2021	900,000	Leased
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	525,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Burlington, New Jersey (Daniels Way) (c)	2020	208,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased
Riverside, California (Oleander Ave) (d)	2023	410,000	Leased
San Bernardino, California (Waterman Ave)	2020	394,000	Leased

(a)
Inclusive of corporate offices.
(b)
This distribution center was used for storage and basic manual processing during Fiscal 2022. The building is expected to be fully operational during Fiscal 2024.
(c)
The lease for this warehousing facility is expected to terminate during Fiscal 2023.
(d)
This warehousing facility is expected to become operational during Fiscal 2023.

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

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have streamlined processes and will continue to strive to create opportunities for fast and friendly customer interactions. Our goal is to facilitate a “treasure-hunt” experience for our customers with clean, organized merchandise presentations that highlight the brands, value and diversity of selection within our frequently refreshed assortments.

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

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, wide breadth of our product categories, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 6% of our net purchases during Fiscal 2022, Fiscal 2021 or Fiscal 2020. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category over the last three fiscal years was as follows:

Category	Fiscal 2022	Fiscal 2021	Fiscal 2020
Ladies apparel	22%	23%	20%
Accessories and shoes	24%	23%	24%
Home	21%	20%	21%
Mens apparel	17%	16%	16%
Kids apparel and baby	12%	14%	15%
Outerwear	4%	4%	4%

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

Our Board of Directors and Board committees provide oversight on certain human capital matters. For example, our Compensation Committee is responsible for, among other things, developing and reviewing executive management succession plans and reviewing our compensation policies for executives and associates generally to assess (i) whether the compensation structure establishes appropriate incentives and (ii) the risks associated with such policies and practices. In addition, our Nominating and Corporate Governance Committee reviews environmental, social and governance (“ESG”) trends, issues and concerns, including legislative and regulatory developments, that could significantly affect our public affairs. Our Board of Directors provides oversight of ESG matters.

Associates

As of January 28, 2023, we employed 61,166 associates, including 46,297 part-time and seasonal associates. Of those associates, 88% worked in our stores, 8% worked in our distribution centers and 4% worked in our corporate organization. As of January 28, 2023, 74% of our associates self-identified as female and 77% of our associates self-identified as having a racial or ethnic minority background.

Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of January 28, 2023, associates at one of our stores were subject to a collective bargaining agreement.

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

Diversity, Equity and Inclusion

As Burlington continues to grow, innovate, and thrive, we are integrating diversity, equity, and inclusion ("DEI") best practices across the entire spectrum of business functions.
Our DEI strategy consists of five pillars that support all areas of the business:

•
Leadership & Workforce Diversity
•
Inclusive & Equitable Environments for Associates and Customers
•
Enhanced Education & Awareness
•
Product, Vendor & Supplier Diversity.
•
Community Advocacy

Burlington has a DEI team that is further supported by an enhanced governance structure consisting of additional DEI counsels to support corporate, merchandising, distribution centers, and field/store operations, along with expanded Associate Resource Groups, which gives associates more ways to participate in DEI efforts as members of an associate-led community.

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

Marketing and Advertising

We use a mix of broad-based and targeted marketing strategies to efficiently deliver the right message to our audience at the right time. Broad-based strategies include television and radio, while our digital and streaming audio strategies allow for more personalized and targeted messaging. Email reaches our best customers, while social marketing, including relationships with influencers, allows for authentic consumer engagement. Burlington.com highlights our great merchandise values, while encouraging customers to visit our stores to discover fantastic deals on the brands and products they love - from stylish apparel to everything they need and want for their entire family and home.

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

Trademarks

We are the owner of certain registered and common law trademarks, service marks and tradenames (collectively referred to as the Marks) that we use in connection with our business. Our Marks include, but are not limited to, “Burlington Stores,” “BCF,” “Burlington,” “Burlington Coat Factory,” “Cohoes,” “B” and “Baby Depot.” We consider these Marks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these Marks endure for as long as they are used.

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

Consumer spending habits are affected by, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war, and public health issues such as pandemics or epidemics could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We have also experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods to a greater extent than we have in recent years due to current economic conditions. There can be no assurance that we will be able to offset inflationary pressure and other fluctuations in costs in the future, or that consumer behavior or our business, operations, liquidity, and/or financial results, will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

The COVID-19 pandemic has significantly adversely impacted, and future outbreaks of COVID-19, new COVID-19 variants or other public health-related concerns could adversely impact, our business.

The COVID-19 pandemic disrupted our business and had a significant adverse impact on our financial performance and condition, operating results, liquidity and cash flows. In particular, in Fiscal 2020, the Company temporarily closed all of its stores, distribution centers (other than processing of received inventory) and corporate offices for a period of months to combat the rapid spread of COVID-19. In addition, as a result of the uncertainty regarding the COVID-19 pandemic, the Company took a number of measures in Fiscal 2020 to manage its liquidity, including careful management of operating expenses, working capital and capital expenditures, as well as temporarily suspending the Company’s share repurchase program. The COVID-19 pandemic had a sustained adverse impact on global economic activity and caused significant volatility and negative pressure in financial markets, labor markets and the global supply chain.

During the COVID-19 pandemic, governmental authorities nationally and locally took, and may in the future take, numerous actions in an effort to slow the spread of COVID-19, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, temporary closure of non-essential businesses and quarantining of people who may have been exposed to the virus. While the impact of the COVID-19 pandemic on our business has largely abated at this time, and the U.S. has announced that the COVID-19 health emergency will expire in May 2023, the impact of COVID-19, including the impact of restrictions imposed to combat its spread, could adversely impact our business, in particular in the event that infection rates in the U.S. rise or new COVID-19 variants emerge.

Future outbreaks of the COVID-19 pandemic, new COVID-19 variants or other public health-related concerns could adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. Factors that could negatively impact our ability to successfully operate during future outbreaks of the COVID-19 pandemic, new COVID-19 variants or other public health-related concerns, either more broadly or within our stores, include:

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

The extent of future outbreaks of the COVID-19 pandemic, new COVID-19 variants or other public health-related concerns on our business, financial performance and condition, operating results, liquidity and cash flows will depend largely on future developments, including the production and administration of effective medical treatments and vaccines, the timing and extent of the recovery in traffic and consumer spending at our stores, additional costs and delays related to our supply chain, reduced workforces or labor shortages and scarcity of raw materials, and any future required store closures, all of which are highly uncertain and cannot be predicted. To the extent that future outbreaks of the COVID-19 pandemic, new COVID-19 variants or other viruses adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described throughout this Annual Report.

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

We may be unable to meet our environmental, social or governance (“ESG”) goals or otherwise meet the expectations of our stakeholders with respect to ESG matters.

Many stakeholders, including investors, customers, employees, consumers and others, have increasingly focused on ESG topics, including environmental sustainability and corporate social responsibility matters such as climate change, packaging and waste reduction, energy consumption, and diversity, equity and inclusion. We face pressures from these constituencies to meet our goals related to, and to make significant advancements toward achievements in, these areas. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that these constituencies may not be satisfied with the goals we set or our efforts to achieve them. Our disclosure on these matters and our failure, or perceived failure, to meet our goals and otherwise effectively address these matters, could harm our reputation, which could negatively impact our business, our relationship with our various stakeholders, and our results of operations.

In addition, developing and acting on ESG initiatives, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors may be involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk and performance, and we may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Such costs may have an adverse impact our business and results of operations.

We also may face potential governmental enforcement actions or private litigation challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance.

Extreme and/or unseasonable weather conditions caused by climate change or otherwise, or natural disasters, could have a significant adverse effect on our business.

Our business is susceptible to risks associated with climate change, which may cause more frequent and extreme weather events. Extreme weather conditions in the areas in which our stores or distribution centers are located - especially in areas with a high concentration of our stores - could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period, caused by climate change or otherwise, might make it difficult for our customers or employees to travel to our stores. In addition, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions, or a combination of these or other factors, could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas, or disrupt our computer systems, thereby disrupting our business operations. Any of these events or circumstances also could disrupt the operations of one or more of our vendors. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores.

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

Our growth largely depends on our ability to successfully open and operate new stores, as well as to expand our distribution capabilities in order to support that growth. While we have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term, the success of these strategies is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics and other factors, the negotiation of acceptable lease terms, construction costs, the availability of financing, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis.

Notably, as we continue to evolve our off-price model, we plan on more effectively chasing the sales trend, making greater investments in our merchandising capabilities, operating with leaner inventories, improving operational flexibility, and challenging expenses, among other strategic initiatives. Executing these initiatives while also maintaining the current pace of our expansion may place increased demands on our operational, managerial and administrative resources. These initiatives may require us to increase the number of merchants and other associates we employ, modify how we manage our liquidity and inventory, as well as to monitor and upgrade our management information and other systems and our distribution infrastructure.

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

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic purchasing provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion with our buyers, which subjects us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to mark down excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

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

Our failure to attract, train and retain quality employees and temporary personnel in sufficient numbers could adversely affect our business.

Our performance depends on recruiting, developing, training and retaining quality store, distribution center and other employees in large numbers as well as experienced buying and management personnel, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. Many of our store and distribution center employees are in entry level or part-time positions with historically high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase. Availability and skill of employees may differ across markets in which we do business and in new markets we enter, and we need to manage our labor needs effectively.

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

We are also dependent upon temporary personnel to adequately staff our distribution facilities, with heightened dependence during busy periods such as the holiday season. Although we strive to secure long-term contracts on favorable terms with our service providers and other vendors, we may not be able to avoid unexpected operating cost increases in the future, such as those associated with minimum wage increases or enhanced health care requirements. In addition, there can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in associate turnover rates could have a material adverse effect on our business or results of operations. Further, any negative publicity regarding the agencies from which we source temporary personnel, such as in connection with immigration issues or employment practices, could damage our reputation, disrupt our ability to obtain needed labor or result in financial harm to our business.

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

Such factors include:

•
political or labor instability in countries where vendors are located or at foreign ports which could result in lengthy shipment delays, which, particularly if timed ahead of the Fall and Winter peak selling periods, could materially and adversely affect our ability to stock inventory on a timely basis;
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

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise, and a strong, efficient and flexible distribution network is critical to our ability to grow and to maintain a low-cost operating structure. A disruption within our distribution network, including the shutdown of or loss of significant capacity by one or more of our current primary distribution centers, such as we experienced in Spring 2020 as a result of the COVID-19 pandemic, could adversely affect our ability to deliver inventory in a timely manner and significantly disrupt our business. In addition, any failure to continue to add capacity to our existing distribution centers and build out planned additional distribution centers timely and cost effectively could adversely affect our business.

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

Finally, outbreaks of the COVID-19 pandemic, new COVID-19 variants or other public-health related concerns could lead us to experience supply disruptions, reduced workforces or labor shortages, transportation delays, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, each of which could have a material adverse effect on our business and results of operations.

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
•
increased cybersecurity protection costs, which may include the cost of continuing to make organizational changes, deploy additional personnel and protection technologies, train employees, and engage third party consultants;
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

We employ various security measures and technologies to actively monitor, prevent and mitigate cyber-attacks. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect, and there is no guarantee that the proactive measures we put in place will be adequate to safeguard against all data security breaches or misuses of data. As many of our non-store associates continue to work remotely, we face an increased risk due to the potential interruptions to internal or external information technology infrastructure as well as ongoing threats and attempts to breach our security networks.

Although we endeavor to protect consumer identity and payment information through the implementation and modification of security technologies, processes and procedures, including training programs for employees to raise awareness about phishing, malware and other cyber risks and certification of our major technology suppliers and any outsourced services through accepted security certification measures, we could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. In addition, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.

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

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

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

We are subject to federal, state and local laws, rules and regulations in the operation of our business. In addition to complying with current laws, rules and regulations, we must also comply with new and changing laws and regulations, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. Complying with local zoning codes, real estate land use restrictions, employment-related laws, and other local laws across numerous jurisdictions is particularly challenging as we grow the number of our stores in new municipalities and need to stay abreast of changes in such local laws. The increasing proliferation of local laws, some of which may be conflicting, further complicates our efforts to comply with all of the various laws, rules and regulations that apply to our business. We could also be negatively impacted by changes in government regulations in areas including taxes, healthcare and environmental protection.

All of the above legal, regulatory and administrative requirements may, individually or collectively, affect multiple aspects of our business, including those involving labor and employment benefits; health, welfare and finance; real estate management; consumer protection and product safety; climate change, supply chain, energy and waste; electronic communications, data protection and privacy; protection of third party intellectual property rights; and income taxes. Changes to these laws and regulations could increase our costs of compliance or of doing business, and could adversely affect our operating results. In addition, we require our vendors to adhere to various conduct, compliance and other requirements, including those relating to employment and labor (including wages and working conditions), health and safety, and anti-bribery standards. Although we have implemented policies and procedures to facilitate compliance with laws and regulations, this does not guarantee that vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If we or other third parties with whom we do business fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our business operations and financial performance.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our losses.

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

An unfavorable, uncertain or volatile economic environment, as we have experienced recently as a result of inflation, rising interest rates, supply chain disruptions and COVID-19, among other things, has and may continue to cause an increase in inventory shrinkage. Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business, and we experienced increased shrinkage, as well as increased loss prevention costs, in Fiscal 2022. Loss or theft may be caused by error or misconduct of associates, customers, vendors, organized retail theft, or other third parties. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.

Compliance with increasingly rigorous privacy and data security regulations could be costly, affect or limit our business opportunities and how we collect and/or use data, and potentially subject us to fines and lawsuits.

As described above, the protection of customer, employee, vendor and Company data is critical to our business. As the regulatory environment relating to retailers’ and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and evolving requirements applicable to our business, compliance with those requirements could result in additional costs and could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans. A material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in various states in which we operate. Compliance with the evolving privacy regulatory landscape will likely increase the costs of doing business, especially if we face differing regulatory requirements across multiple jurisdictions and/or a lack of adequate regulatory guidance. New legislation or regulations, including any potential comprehensive federal privacy legislation, as well as any associated inquiries or investigations or any other government actions, could also result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

As of January 28, 2023, our obligations include (i) $942.0 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility) and (ii) $507.7 million under the Convertible Notes. We had no outstanding balance on our $900.0 million asset-based lending facility (ABL Line of Credit) as of January 28, 2023. Our debt obligations also include $33.4 million of finance lease obligations as of January 28, 2023. Estimated cash required to make interest payments for these debt obligations, net of the impact of our interest rate swap, amounts to approximately $63.5 million in the aggregate for the fiscal year ending February 3, 2024.

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

In the event the conditional conversion feature of our Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle the principal portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders, as we will deliver shares of our common stock with respect to any excess over principal upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

Our Term Loan Facility currently uses LIBOR as a reference rate to calculate interest rates. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, and most LIBOR tenors are not expected to be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced an alternative to U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (SOFR).

To address a potential transition away from LIBOR, the Term Loan Facility was amended in 2021 to provide for an agreed upon methodology to replace LIBOR with a SOFR-based rate (or, if a SOFR-based rate is unavailable, amend such agreements to substitute LIBOR with an agreed replacement rate, subject to our consent and the applicable administrative agent, and in each case subject to a short lender negative consent period). However, to the extent that any such replacement rate would require the consent of the administrative agent or lenders under the Term Loan Facility, there is no guarantee that any such amendment to adopt a replacement rate would be agreed by such administrative agent and the lenders under the Term Loan Facility or that such consents would be obtained, and in such event we would be required to pay a rate of interest higher than expected on the amount owed under such agreements where the interest rate is subject to LIBOR. We have also entered into LIBOR based interest rate swap agreements to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. Any replacement of LIBOR as the basis on which interest on our floating-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. As a result of the transition to SOFR, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. In addition, there remains uncertainty as to the longer-term impact of the discontinuation of LIBOR and the adoption of SOFR and other alternative reference rates, which could affect our overall financial condition or results of operations.

In addition, any further changes or reforms to the determination or supervision of LIBOR, SOFR and other alternative reference rates may result in a sudden or prolonged increase or decrease in reported LIBOR, SOFR or other alternative reference rates. Additionally, any potential successor rate to SOFR under our Term Loan Facility and ABL Line of Credit agreements may not have the same characteristics as SOFR or LIBOR. Each of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2022, our stock price fluctuated from a high of $243.94 to a low of $106.47. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

From time to time, we may be subject to legal and business challenges in the operation of our Company due to stockholder proposals, media campaigns, proxy contests, and other such actions instituted by activist stockholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability, and may affect our stock price or may make it more difficult to attract and retain qualified personnel and business partners.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We own the land and/or buildings for 27 of our stores and have leases for 900 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales. Most of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and a warehouse facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey distribution center and an office facility. We lease approximately 68,000 square feet of office space in New York City (east coast buying office), and 50,000 square feet of office space in Los Angeles, California (west coast buying office).

As described in Item 1, Business, we currently operate multiple distribution centers and warehousing facilities.

Item 3. Legal Proceedings

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property, privacy and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 16, "Commitments and Contingencies," to our Consolidated Financial Statements for further detail.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.”

Holders

As of February 25, 2023, we had six holders of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from February 3, 2018 through January 28, 2023, with the return on the Standard & Poor’s (S&P) 500 Index, the Dow Jones United States Apparel Retailers Index, and the S&P Retailing Index over the same period. Beginning with Fiscal 2022, we added the Dow Jones United States Apparel Retailers Index due to the similarities of the companies in that index with our line of business, and we will no longer provide a comparison to the S&P Retailing Index in future years. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$225.00
$175.00
$125.00
$75.00
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
Burlington Stores Inc.
S&P 500
Dow Jones U.S. Apparel Retailers Index
S&P Retailing Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
Burlington Stores, Inc.	$100.00	$148.48	$187.88	$215.03	$198.95	$195.58
S&P 500 Index	$100.00	$97.99	$116.78	$134.47	$160.45	$147.37
Dow Jones U.S. Apparel Retailers Index	$100.00	$108.40	$120.16	$127.64	$137.91	$149.71
S&P Retailing Index	$100.00	$107.35	$128.30	$180.26	$189.76	$155.80

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 28, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 30, 2022 through November 26, 2022	68,023	$143.91	68,007	$388,985
November 27, 2022 through December 31, 2022	161,768	$195.99	161,561	$357,321
January 1, 2023 through January 28, 2023	45,461	$219.85	45,461	$347,326
Total	275,252		275,029

(1)
The number of shares purchased between October 30, 2022 and November 26, 2022, and between November 27, 2022 and December 31, 2022 include 16 shares and 207 shares, respectively, which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our share repurchase program. There were no shares withheld for tax payments between January 1, 2023 and January 28, 2023.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.

(3)
On February 16, 2022, our Board of Directors authorized the repurchase of $500.0 million of common stock, which is authorized to be executed through February 2024. As of January 28, 2023, we had $347.3 million remaining under our share repurchase authorization. For a further discussion of our share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions as further described under the caption above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors and elsewhere in this Annual Report.

General

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 927 stores as of January 28, 2023 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Store Openings, Closings and Relocations

During Fiscal 2022, we opened 113 new stores, inclusive of 22 relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of January 28, 2023 to 927 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending February 3, 2024 (Fiscal 2023), we plan to open approximately 70-80 net new stores, which includes approximately 90-100 gross new stores.

COVID-19

Results for Fiscal 2020 were significantly impacted by the COVID-19 pandemic. All our stores were temporarily closed for a portion of Fiscal 2020, resulting in a sales decline and higher inventory markdowns. These store closures did not repeat in Fiscal 2021 or Fiscal 2022. However, certain lingering economic effects of the pandemic did continue to impact results, including supply chain disruptions.

Ongoing Initiatives for Fiscal 2023

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
•
Investment in Merchandising Capabilities. We plan to continue investing in training and coaching, improved tools and reporting, incremental headcount, especially in growing or under-developed businesses, and other forms of merchant support. We believe that these investments should improve our ability to strengthen vendor relationships, source great merchandise buys, more accurately assess value, and better forecast and chase the sales trend.
•
Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand our offerings in certain existing categories, such as ladies’ apparel, bath and cosmetic merchandise, housewares, and décor for the home, and maintain the flexibility to introduce new categories as we expand our merchandising capabilities.
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
•
Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•
Improving Operational Flexibility. Our store and supply chain teams must continue to respond to the challenge of becoming more responsive to the sales chase, enhancing their ability at flexing up and down based on trends. Their ability to appropriately flex based on the ongoing trends allows us to maximize leverage on sales.
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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, internet retailers, specialty stores, discount stores, wholesale clubs, and outlet stores as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington Stores. Recently, an overhang of inventory across the retail industry has driven a surge in promotional activity at other retailers. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Additionally, lower-to-moderate income shoppers continue to face economic pressure due to higher cost of living. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

Industry-wide supply chain issues led to increased freight and labor costs during Fiscal 2021 and continued to add pressure on margins in Fiscal 2022. These costs significantly impacted results in Fiscal 2021 and Fiscal 2022, and there remains significant uncertainty around when and if freight costs will return to pre-pandemic levels.

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

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income (loss), Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income (loss). We earned net income of $230.1 million during Fiscal 2022 compared with of $408.8 million during Fiscal 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate, partially offset by decreased loss on debt extinguishment charges. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income (Loss) as net income (loss), exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) costs related to debt issuances and amendments; (iii) loss on extinguishment of debt; (iv) impairment charges; (v) amounts related to certain litigation matters; (vi) non-cash interest on the 2.25% Convertible Senior Notes due 2025 (Convertible Notes); (vii) costs related to closing the e-commerce store; and (viii) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income (Loss).

We define Adjusted EBITDA as net income (loss), exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense (benefit); (v) depreciation and amortization; (vi) impairment charges; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains

We define Adjusted EBIT as net income (loss), exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense(benefit); (v) impairment charges; (vi) net favorable lease costs; (vii) costs related to debt issuances and amendments; (viii) amounts related to certain litigation matters; (ix) costs related to closing the e-commerce store; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

During Fiscal 2022, Adjusted Net Income (Loss) decreased $292.4 million to $280.8 million. This decrease was primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted Net Income (Loss) for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Reconciliation of net income (loss) to Adjusted Net Income (Loss):
Net income (loss)	$230,123	$408,839	$(216,499)
Net favorable lease costs (a)	18,591	21,914	24,078
Non-cash interest expense on convertible notes (b)	—	—	23,988
Costs related to debt issuances and amendments (c)	—	3,419	3,633
Loss on extinguishment of debt (d)	14,657	156,020	202
Impairment charges - long-lived assets	21,402	7,748	6,012
Litigation matters (e)	10,500	—	22,788
E-commerce closure (f)	—	—	1,549
Tax effect (g)	(14,503)	(24,741)	(35,273)
Adjusted Net Income (Loss)	$280,770	$573,199	$(169,522)

(a) Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 13, 2006 Bain Capital acquisition of Burlington Coat Factory Warehouse Corporation (the Merger Transaction). These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss)

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

(d) Relates to the partial repurchases of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.

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

During Fiscal 2022, Adjusted EBITDA decreased $350.2 million to $700.7 million. This decrease was primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBITDA for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$230,123	$408,839	$(216,499)
Interest expense	66,474	67,502	97,767
Interest income	(8,799)	(189)	(1,253)
Loss on extinguishment of debt (a)	14,657	156,020	202
Costs related to debt issuances and amendments (b)	—	3,419	3,633
Litigation matters (c)	10,500	—	22,788
E-commerce closure (d)	—	—	1,549
Depreciation and amortization (e)	288,990	271,132	244,273
Impairment charges - long-lived assets	21,402	7,748	6,012
Income tax expense (benefit)	77,386	136,459	(221,124)
Adjusted EBITDA	$700,733	$1,050,930	$(62,652)

(a) Relates to the partial repurchases of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.

(b) Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the Secured Notes and the Convertible Notes.

(c) Represents amounts charged for certain litigation matters.

(d) Represents costs related to the closure of our e-commerce store.

(e) Includes $18.6 million, $21.9 million, and $23.9 million of favorable lease costs included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss) for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Net favorable lease cost represents the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction.

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

During Fiscal 2022, Adjusted EBIT decreased $371.4 million to $430.3 million. This decrease was primarily driven by lower sales, as well as decreased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income (loss) to Adjusted EBIT for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Reconciliation of net income (loss) to Adjusted EBIT:
Net income (loss)	$230,123	$408,839	$(216,499)
Interest expense	66,474	67,502	97,767
Interest income	(8,799)	(189)	(1,253)
Loss on extinguishment of debt (a)	14,657	156,020	202
Costs related to debt issuances and amendments (b)	—	3,419	3,633
Net favorable lease costs (c)	18,591	21,914	24,078
Impairment charges - long-lived assets	21,402	7,748	6,012
Litigation matters (d)	10,500	—	22,788
E-commerce closure (e)	—	—	1,549
Income tax expense (benefit)	77,386	136,459	(221,124)
Adjusted EBIT	$430,334	$801,712	$(282,847)

(a) Relates to the partial repurchases of the Convertible Notes, the redemption of the Secured Notes, as well as the refinancing of the Term Loan Facility.

(b) Represents costs incurred in connection with the review and execution of refinancing opportunities, as well as the issuance of the Secured Notes and the Convertible Notes.

(c) Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss).

(d) Represents amounts charged for certain litigation matters.

(e) Represents costs related to the closure of our e-commerce store.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. Comparable store sales were not meaningful for Fiscal 2020 due to the extended store closures resulting from the COVID-19 pandemic. Additionally, due to the impact of the COVID-19 pandemic in Fiscal 2020, we are using Fiscal 2019 as the comparable previous year period when calculating comparable store sales for Fiscal 2021. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

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

Fiscal Year Ended
January 28, 2023	-13%
January 29, 2022	15%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income (Loss). We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales decreased to 40.4% during Fiscal 2022, compared with 41.6% during Fiscal 2021, driven primarily by decreased merchandise margins, primarily due to higher markdowns and increased shortage, as well as increased freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 120 basis points as a percentage of net sales.

Inventory. Inventory at January 28, 2023 increased to $1,182.0 million from $1,021.0 million at January 29, 2022. This increase primarily relates to a 32% increase in comparable store inventory, a 30% increase in reserve inventory, and 87 net new stores since the end of Fiscal 2021. In Fiscal 2021, as we came into the spring season, our comparable store inventories were too lean, and this hurt our sales trend in the first quarter of Fiscal 2022. Therefore, the significant increase in our comparable store inventories was by design. Our comparable store inventory is still below pre-pandemic levels.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.0% and 8.1% during Fiscal 2022 and Fiscal 2021, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $218.5 million during Fiscal 2022, compared with a decrease of $289.2 million during Fiscal 2021. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income (Loss) as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2
Cost of sales	59.6	58.4	61.8
Selling, general and administrative expenses	33.1	30.8	40.5
Costs related to debt issuances and amendments	—	0.0	0.1
Depreciation and amortization	3.1	2.7	3.8
Impairment charges - long-lived assets	0.2	0.1	0.1
Other income - net	(0.3)	(0.1)	(0.1)
Loss on extinguishment of debt	0.2	1.7	0.0
Interest expense	0.8	0.7	1.7
Total costs and expenses	96.7	94.3	107.9
Income (loss) before income tax expense (benefit)	3.5	5.9	(7.7)
Income tax expense (benefit)	0.9	1.5	(3.8)
Net income (loss)	2.6%	4.4%	(3.9)%

Performance for Fiscal Year Ended January 28, 2023 (Fiscal 2022) Compared with Fiscal Year Ended January 29, 2022 (Fiscal 2021)

Net sales

Net sales decreased $622.0 million, or 6.7%, to $8,684.5 million, primarily driven by a decrease of 13% in comparable store sales during Fiscal 2022. We believe this decrease in comparable store sales was driven by economic pressure on our core customers and promotional activity throughout the retail environment, as well as strong comparable store sales of 15% in the prior period. The decrease in net sales was partially offset by 87 net new stores since the end of Fiscal 2021.

Other revenue

Other revenue improved $2.4 million to $18.1 million, primarily driven by increased revenue from our private label credit card and increased layaway service fees.

Cost of sales

Cost of sales as a percentage of net sales increased to 59.6% during Fiscal 2022, primarily driven by decreased merchandise margins, as a result of higher markdowns and increased shortage, as well as increased freight costs. On a dollar basis, cost of sales decreased $264.4 million, or 4.9%, primarily driven by our overall decrease in sales. Product sourcing costs, which are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income (Loss), were $677.6 million during Fiscal 2022, compared to $618.3 million during Fiscal 2021, primarily driven by increased supply chain costs.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for Fiscal 2022 compared with Fiscal 2021.

	(in millions)
	Fiscal Year Ended
	January 28, 2023	Percentage of Net Sales	January 29, 2022	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,739.0	20.0%	$1,766.7	19.0%	$(27.7)	(1.6)%
Product sourcing costs	677.6	7.8	618.3	6.6	59.3	9.6
Corporate costs	301.8	3.5	311.6	3.3	(9.8)	(3.1)
Marketing and strategy costs	47.0	0.5	61.1	0.7	(14.1)	(23.1)
Other selling, general and administrative expenses	112.0	1.3	110.8	1.2	1.2	1.1
Selling, general and administrative expenses	$2,877.4	33.1%	$2,868.5	30.8%	$8.9	0.3%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by deleverage in occupancy and increased product sourcing costs, partially offset by decreased incentive compensation, store payroll costs, and advertising costs. The dollar basis increase was primarily due to the same drivers listed above.

Depreciation and amortization

Depreciation and amortization expense amounted to $270.4 million during Fiscal 2022, compared with $249.2 million during Fiscal 2021. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $21.4 million and $7.7 million during Fiscal 2022 and Fiscal 2021, respectively, related to four stores sold below carrying value as well as impairment of store-level assets and lease assets at twelve stores during Fiscal 2022, compared to impairment of store-level assets and lease assets at nine stores during Fiscal 2021.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store. Refer to Note 6, “Impairment Charges,” for further discussion.
Other income, net

Other income, net improved $15.3 million to $26.9 million during Fiscal 2022. The improvement in other income was primarily driven by the gain on sale of real estate related assets, increased interest rates as a result of shifting cash to a higher yielding vehicle, interest income on a tax refund, and insurances recoveries, partially offset by the sale of the NJ Grow tax credit in Fiscal 2021.

Loss on Extinguishment of Debt

During Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million. During Fiscal 2021, we incurred debt extinguishment charges of $124.6 million related to the partial repurchases of the Convertible Notes, $30.2 million related to the premium paid on redemption of the Secured Notes, as well as $1.2 million related to the refinancing of our Term Loan Facility. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense improved $1.0 million to $66.5 million. The decrease was driven by the redemption in full of the $300.0 million aggregate principal amount of Secured Notes and repurchase of $297.3 million of Convertible Notes, partially offset by the increase in LIBOR rates on the unhedged portion of our Term Loan Facility.

Our average interest rates and average balances related to our variable rate debt for Fiscal 2022 compared with Fiscal 2021 are summarized in the table below:

	Fiscal Year Ended
	January 28,	January 29,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$952.2	$960.4
Average interest rate – Term Loan Facility	4.0%	2.0%

(a)
Excludes original issue discount

Income tax expense

Income tax expense was $77.4 million for Fiscal 2022 compared with $136.5 million for Fiscal 2021. The effective tax rate was 25.2% related to pretax income of $307.5 million for Fiscal 2022, and 25.0% related to pretax income of $545.3 million for Fiscal 2021. The decrease in tax expense is primarily driven by the decrease in pretax income.

Net income

We earned net income of $230.1 million during Fiscal 2022 compared with net income of $408.8 million for Fiscal 2021. This decrease was primarily driven by lower sales, as well as decreased gross margin rate, partially offset by a smaller debt extinguishment charge.

Performance for Fiscal Year Ended January 29, 2022 (Fiscal 2021) Compared with Fiscal Year Ended January 30, 2021 (Fiscal 2020)

For a discussion related to Fiscal 2021 performance compared to Fiscal 2020 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Fiscal 2021 10-K).

Liquidity and Capital Resources

Our ability to satisfy interest and principal payment obligations on our outstanding debt will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest and principal payment obligations on our outstanding indebtedness, and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all. Refer to "Debt and Hedging" below for recent debt transactions completed.

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

Cash Flows

Cash Flows for Fiscal 2022 Compared with Fiscal 2021

We used $218.5 million of cash flows during Fiscal 2022 compared with $289.2 million during Fiscal 2021.

Net cash provided by operating activities amounted to $596.4 million and $833.2 million during Fiscal 2022 and Fiscal 2021, respectively. The decrease in our operating cash flows was primarily driven by lower sales and margin in Fiscal 2022, as well as changes in working capital (primarily due to an accounts payable policy change resulting in earlier payments to vendors, partially offset by receipt of a tax refund).

Net cash used in investing activities was $423.1 million and $344.4 million during Fiscal 2022 and Fiscal 2021, respectively. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures) and supply chain growth initiatives.

Net cash used in financing activities was $391.7 million during Fiscal 2022 compared to $778.0 million during Fiscal 2021. This change was primarily driven by higher debt redemptions in Fiscal 2021 compared to Fiscal 2022, partially offset by more share repurchases in Fiscal 2022.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at January 28, 2023 of $365.3 million compared with $593.4 million at January 29, 2022. The decrease in working capital was primarily due to a decrease in cash and cash equivalents, primarily driven by payments on the Convertible Notes and share repurchases, partially offset by decreased accounts payable and increased inventory.

Cash Flows for Fiscal 2021 Compared with Fiscal 2020

For a discussion of our cash flows for Fiscal 2021 compared to Fiscal 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2021 10-K.

Capital Expenditures

For Fiscal 2022, cash spend for capital expenditures, net of $23.1 million of landlord allowances, amounted to $428.0 million. These capital expenditures include approximately $190.5 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of $145.1 million to support our supply chain initiatives, with the remaining capital to support information technology and other business initiatives. We incurred cash spend on capital expenditures of $319.0 million, net of approximately $34.1 million of landlord allowances, during Fiscal 2021.

We estimate that we will spend approximately $560 million, net of approximately $10 million of landlord allowances, in capital expenditures during Fiscal 2023, including approximately $300 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $115 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

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

During Fiscal 2022, we repurchased 1,756,811 shares of common stock for $302.7 million under our share repurchase program. As of January 28, 2023, we had $347.3 million remaining under our share repurchase authorization.

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

Debt and Hedging

As of January 28, 2023, our obligations, inclusive of original issue discount, include $942.0 million under our Term Loan Facility, $507.7 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $33.4 million of finance lease obligations as of January 28, 2023. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

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

At January 28, 2023, our borrowing rate related to the Term Loan Facility was 6.4%.

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

At January 28, 2023, we had $795.7 million available under the ABL Line of Credit. We did not have any borrowings during Fiscal 2022.

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

During the second half of Fiscal 2021, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of common stock.

During the first quarter of Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. See Note 7, “Long Term Debt,” for additional information.

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

Certain Information Concerning Material Cash Requirements

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 28, 2023:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$1,454,681	$9,614	$526,916	$19,228	$898,923
Interest on debt obligations(2)	293,947	63,500	113,629	97,441	19,377
Finance lease obligations(3)	46,756	5,906	9,337	7,280	24,233
Operating lease obligations(4)	3,922,155	550,636	1,046,178	892,102	1,433,239
Purchase obligations(5)	1,049,047	1,049,047	—	—	—
Other(6)	2,078	2,078	—	—	—
Total	$6,768,664	$1,680,781	$1,696,060	$1,016,051	$2,375,772

(1) Represents future principal payments on outstanding borrowings as of January 28, 2023.

(2) Represents interest payments on (i) the outstanding balance of the Term Loan Facility, with an interest rate of 6.4% as of January 28, 2023; (ii) $450.0 million interest rate swap with a fixed LIBOR of 2.2%; and (iii) the outstanding balance of the Convertible Notes, with an interest rate of 2.25%.

(3) Finance lease obligations include future interest payments.

(4) Represents minimum rent payments for operating leases under the current terms.

(5) Represents commitments to purchase goods that have not been received as of January 28, 2023. The table above excludes estimated commitments for services to be used in our business of up to approximately $185 million over the next five years.

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

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $11.9 million, inclusive of $8.0 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $51.1 million as of January 28, 2023.

As of January 28, 2023, insurance reserves amounted to $86.2 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $3.0 million for Fiscal 2022.

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

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $86.2 million and $81.6 million at January 28, 2023 and January 29, 2022, respectively.

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of January 28, 2023 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in this Annual Report.

Inflation

During Fiscal 2022 and Fiscal 2021, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods. There can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect our business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

We do not believe that our operating results were materially affected by inflation during Fiscal 2020. Historically, as the costs of merchandising and related operating expenses have increased, we have been able to mitigate the effect of such impact on our operations.

The U.S. retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Additionally, lower-to-moderate income shoppers continue to face economic pressure due to higher cost of living. Our strategy of chasing sales, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset the expected rising costs of goods.

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our borrowings contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. We manage interest rate risk through the use of our interest rate swap contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit bear interest based on SOFR and borrowings under our Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” During Fiscal 2022, an amendment to the ABL Line of Credit replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

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

At January 28, 2023, we had $947.0 million of floating-rate debt, exclusive of original issue discount. Based on $947.0 million outstanding as floating-rate debt, a one percentage point interest rate increase or decrease as of January 28, 2023 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase or decrease, respectively, to cash interest expense of $4.8 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10 , 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the financial statements, on January 31, 2021, the Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

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

Retail Inventory Method—Impact of Markdowns—Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company values merchandise inventories at the lower of cost or market using the retail inventory method. Under this method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Merchandise inventories as of January 28, 2023, were $1,182 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of markdowns taken included the following, among others:

•
We tested the design and operating effectiveness of controls over inventory valuation, specifically those over the determination and execution of markdowns.
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

New York, New York
March 13, 2023

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
REVENUES:
Net sales	$8,684,545	$9,306,549	$5,751,541
Other revenue	18,059	15,707	12,439
Total revenue	8,702,604	9,322,256	5,763,980
COSTS AND EXPENSES:
Cost of sales	5,171,715	5,436,155	3,555,024
Selling, general and administrative expenses	2,877,356	2,868,527	2,326,928
Costs related to debt issuances and amendments	—	3,419	3,633
Depreciation and amortization	270,398	249,217	220,390
Impairment charges - long-lived assets	21,402	7,748	6,012
Other income - net	(26,907)	(11,630)	(8,353)
Loss on extinguishment of debt	14,657	156,020	202
Interest expense	66,474	67,502	97,767
Total costs and expenses	8,395,095	8,776,958	6,201,603
Income (loss) before income tax expense (benefit)	307,509	545,298	(437,623)
Income tax expense (benefit)	77,386	136,459	(221,124)
Net income (loss)	$230,123	$408,839	$(216,499)

Net income (loss) per common share:
Common stock - basic	$3.51	$6.14	$(3.28)
Common stock - diluted	$3.49	$6.00	$(3.28)
Weighted average number of common shares:
Common stock - basic	65,637	66,588	65,962
Common stock - diluted	65,901	68,126	65,962

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021

Net income (loss)	$230,123	$408,839	$(216,499)
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	27,726	7,931	(11,458)
Net reclassification into earnings during the period	5,463	10,643	7,403
Other comprehensive income (loss), net of tax	33,189	18,574	(4,055)
Total comprehensive income (loss)	$263,312	$427,413	$(220,554)

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 28,	January 29,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$872,623	$1,091,091
Restricted cash and cash equivalents	6,582	6,582
Accounts receivable—net of allowance for doubtful accounts of $1,252 and $3,305, respectively	71,091	54,089
Merchandise inventories	1,181,982	1,021,009
Assets held for disposal	19,823	4,358
Prepaid and other current assets	131,691	370,515
Total current assets	2,283,792	2,547,644
Property and equipment—net	1,668,005	1,552,237
Operating lease assets	2,945,932	2,638,473
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	3,205	3,959
Other assets	83,599	62,136
Total assets	$7,269,597	$7,089,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$955,793	$1,080,802
Current operating lease liabilities	401,111	358,793
Other current liabilities	541,413	493,695
Current maturities of long term debt	13,634	14,357
Total current liabilities	1,911,951	1,947,647
Long term debt	1,462,072	1,541,102
Long term operating lease liabilities	2,825,292	2,539,420
Other liabilities	69,386	80,904
Deferred tax liabilities	205,991	220,023
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares;
Issued: 82,037,994 shares and 81,677,315 shares, respectively;
Outstanding: 65,019,713 shares and 66,491,555 shares, respectively	8	7
Additional paid-in-capital	2,015,625	1,927,554
Accumulated earnings	644,415	414,292
Accumulated other comprehensive income (loss)	28,748	(4,441)
Treasury stock, at cost	(1,893,891)	(1,576,995)
Total stockholders' equity	794,905	760,417
Total liabilities and stockholders' equity	$7,269,597	$7,089,513

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$230,123	$408,839	$(216,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	270,398	249,217	220,390
Impairment charges—long-lived assets	21,402	7,748	6,012
Amortization of deferred financing costs	3,633	5,323	4,450
Accretion of long term debt instruments	949	889	24,775
Deferred income taxes	(25,431)	51,952	(24,959)
Loss on extinguishment of debt	14,657	156,020	202
Non-cash stock compensation expense	67,480	58,546	55,845
Non-cash lease expense	(523)	(10,294)	(1,530)
Cash received from landlord allowances	23,137	34,051	40,663
Changes in assets and liabilities:
Accounts receivable	(13,012)	10,186	26,858
Merchandise inventories	(160,974)	(280,220)	36,459
Prepaid and other current assets	244,852	(56,363)	(177,454)
Accounts payable	(125,006)	214,792	104,607
Other current liabilities	44,830	(33,129)	103,871
Other long term assets and long term liabilities	(360)	(2,782)	562
Other operating activities	230	18,384	14,929
Net cash provided by operating activities	596,385	833,159	219,181
INVESTING ACTIVITIES
Cash paid for property and equipment	(447,393)	(352,467)	(273,282)
Lease acquisition costs	(3,710)	(576)	—
Proceeds from insurance recoveries related to property and equipment	—	—	220
Proceeds from sale of property and equipment and assets held for sale	27,961	8,654	—
Other investing activities	—	—	(1,070)
Net cash (used in) investing activities	(423,142)	(344,389)	(274,132)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	—	400,000
Principal payments on long term debt—ABL Line of Credit	—	—	(400,000)
Proceeds from long term debt—Term B-6 Loans	—	956,608	—
Principal payments on long term debt—Term B-6 Loans	(9,614)	(4,807)	—
Principal payments on long term debt—Term B-5 Loans	—	(961,415)	—
Proceeds from long term debt—Convertible Notes	—	—	805,000
Principal payment on long term debt—Convertible Notes	(78,240)	(201,695)	—
Proceeds from long term debt—Secured Notes	—	—	300,000
Principal payments on long term debt—Secured Notes	—	(323,905)	—
Purchase of treasury shares	(316,896)	(266,628)	(65,526)
Proceeds from stock option exercises	20,592	39,887	34,924
Deferred financing costs	—	(2,143)	(28,815)
Other financing activities	(7,553)	(13,857)	(13,430)
Net cash (used in) provided by financing activities	(391,711)	(777,955)	1,032,153
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(218,468)	(289,185)	977,202
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,097,673	1,386,858	409,656
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$879,205	$1,097,673	$1,386,858
Supplemental disclosure of cash flow information:
Interest paid	$51,445	$52,671	$48,392
Income tax (refund) payments - net	$(208,333)	$130,247	$44,993
Non-cash investing and financing activities:
Shares issued to repurchase Convertible Notes	$—	$151,206	$—
Finance lease modification	$(6,042)	$—	$—
Accrued purchases of property and equipment	$66,007	$63,296	$44,490
Exchange of noncash assets	$7,300	$—	$—

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at February 1, 2020	79,882,506	$7	$1,587,146	$204,797	$(18,960)	(13,952,534)	$(1,244,841)	$528,149
Net loss	—	—	—	(216,499)	—	—	—	(216,499)
Stock options exercised	731,954	—	34,924	—	—	—	—	34,924
Shares used for tax withholding	—	—	—	—	—	(79,015)	(15,368)	(15,368)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(243,573)	(50,158)	(50,158)
Vesting of restricted shares, net of forfeitures of 9,437 restricted shares	46,993	—	—	—	—	—	—	—
Stock based compensation	—	—	55,845	—	—	—	—	55,845
Equity component of convertible notes issuance, net of related taxes of $44.1 million	—	—	131,916	—	—	—	—	131,916
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.1 million	—	—	—	—	(11,458)	—	—	(11,458)
Amount reclassified into earnings, net of related taxes of $2.8 million	—	—	—	—	7,403	—	—	7,403
Balance at January 30, 2021	80,661,453	7	1,809,831	(11,702)	(23,015)	(14,275,122)	(1,310,367)	464,754
Net income	—	—	—	408,839	—	—	—	408,839
Stock options exercised	418,173	—	39,887	—	—	—	—	39,887
Shares used for tax withholding	—	—	—	—	—	(53,783)	(16,612)	(16,612)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(856,855)	(250,016)	(250,016)
Vesting of restricted shares, net of forfeitures of 2,886 restricted shares	83,698	—	—	—	—	—	—	—
Stock based compensation	—	—	58,546	—	—	—	—	58,546
Shares issued to redeem convertible notes	513,991	—	151,206	—	—	—	—	151,206
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.0 million	—	—	—	—	7,931	—	—	7,931
Amount reclassified into earnings, net of related taxes of $4.0 million	—	—	—	—	10,643	—	—	10,643
Adoption of ASU 2020-06	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at January 29, 2022	81,677,315	7	1,927,554	414,292	(4,441)	(15,185,760)	(1,576,995)	760,417
Net income	—	—	—	230,123	—	—	—	230,123
Stock options exercised	168,720	1	20,591	—	—	—	—	20,592
Shares used for tax withholding	—	—	—	—	—	(75,710)	(14,238)	(14,238)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,756,811)	(302,658)	(302,658)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	191,959	—	—	—	—	—	—	—
Stock based compensation	—	—	67,480	—	—	—	—	67,480
Unrealized gains on interest rate derivative contracts, net of related taxes of $10.1 million	—	—	—	—	27,726	—	—	27,726
Amount reclassified into earnings, net of related taxes of $2.0 million	—	—	—	—	5,463	—	—	5,463
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 28, 2023, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 927 retail stores in 46 states and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of January 28, 2023, the Company operated stores under the names “Burlington Stores” (925 stores), and “Cohoes Fashions” (2 stores). Cohoes Fashions offers products similar to those offered by Burlington Stores.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 28, 2023 (Fiscal 2022), January 29, 2022 (Fiscal 2021) and January 30, 2021 (Fiscal 2020) each consisted of 52 weeks.

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

COVID-19

Results for Fiscal 2020 were significantly impacted by the COVID-19 pandemic. All the Company’s stores were temporarily closed for a portion of Fiscal 2020, resulting in a sales decline and higher inventory markdowns. These store closures did not repeat in Fiscal 2021 or Fiscal 2022. However, certain lingering economic effects of the pandemic did continue to impact results, including supply chain disruptions.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts payable” on the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable consist of credit card receivables, insurance receivables, interest receivables, and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $677.6 million, $618.3 million and $433.8 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $56.3 million, $45.0 million and $30.8 million, respectively.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $26.1 million, $25.3 million, and $12.2 million relating to these costs during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2022, Fiscal 2021 or Fiscal 2020 related to indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2022, Fiscal 2021 or Fiscal 2020.

Other Assets

Other assets consist primarily of landlord-owned store assets that the Company has paid for as part of its lease, deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit), and the fair value of derivative contracts. Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options, and are included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income (Loss).

Other Current Liabilities

Other current liabilities primarily consist of accrued payroll costs, self-insurance reserves, customer liabilities, accrued operating expenses, sales tax payable, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $36.0 million and $35.5 million as of January 28, 2023 and January 29, 2022, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 28, 2023 and January 29, 2022 were:

	(in thousands)
	January 28, 2023	January 29, 2022
Short-term self-insurance reserve(a)	$35,808	$33,734
Long-term self-insurance reserve(b)	50,368	47,841
Total	$86,176	$81,575

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

Other Revenue

Other revenue consists of service fees (layaway and other miscellaneous service charges), subleased rental income and revenue from the Company's private label credit card (PLCC) as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Service fees	$4,131	$3,178	$3,186
Subleased rental income and other	9,444	9,529	7,590
PLCC	4,484	3,000	1,663
Total	$18,059	$15,707	$12,439

The Company has a private label credit card program, in which customers earn reward points for purchases made using the card. The Company reduces net sales for the dollar value of any points earned at the time of the initial transaction, and subsequently recognizes net sales at the time the points are redeemed or expired. The Company receives royalty revenue based on a percentage of all purchases made on the card, which is recognized within net sales at the time of the initial transaction. The Company also receives a fee for each card activated. Revenue from activation fees are deferred and amortized over the period the Company performs its obligations under the card to the customer.

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income (Loss). During Fiscal 2022, Fiscal 2021 and Fiscal 2020, advertising costs were $33.8 million, $48.5 million and $43.8 million, respectively.

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

Other Income, Net

Other income, net, consists of gains and losses on insurance proceeds, interest income, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items. The Company recognized $3.0 million, $1.5 million and $3.2 million of gain on insurance recoveries during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. The Company also recognized $3.7 million during Fiscal 2021 related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2022 or Fiscal 2020.

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

women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. Sales percentage by major product category is as follows:

Category	Fiscal 2022	Fiscal 2021	Fiscal 2020
Ladies apparel	22%	23%	20%
Accessories and shoes	24%	23%	24%
Home	21%	20%	21%
Mens apparel	17%	16%	16%
Kids apparel and baby	12%	14%	15%
Outerwear	4%	4%	4%

2. Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of January 28, 2023 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

3. Restricted Cash and Cash Equivalents

At both January 28, 2023 and January 29, 2022, restricted cash and cash equivalents consisted of $6.6 million related to collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at any time, which would reduce available borrowings on the ABL Line of Credit by a like amount.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 28, 2023	January 29, 2022
Land	N/A	$112,513	$148,144
Buildings	20 to 40 Years	394,798	490,698
Store fixtures and equipment	3 to 15 Years	1,414,220	1,300,997
Software	3 to 10 Years	332,509	307,077
Leasehold improvements	Shorter of lease term or useful life	881,695	828,095
Construction in progress	N/A	250,160	128,673
Total property and equipment at cost		3,385,895	3,203,684
Less: accumulated depreciation and amortization		(1,717,890)	(1,651,447)
Total property and equipment, net of accumulated depreciation and amortization		$1,668,005	$1,552,237

As of January 28, 2023 and January 29, 2022, assets, net of accumulated amortization of $13.6 million and $13.3 million, respectively, held under finance leases amounted to approximately $25.3 million and $34.2 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). The total amount of depreciation expense during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $237.8 million, $218.1 million and $189.5 million, respectively.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss). Amortization of internally developed software amounted to $21.2 million, $18.9 million and $16.9 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $11.4 million, $12.2 million and $14.0 million, during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income (Loss).

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company recorded impairment charges related to property and equipment of $20.1 million, $7.5 million and $4.6 million, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income (Loss). Refer to Note 6, “Impairment Charges,” for further discussion.

5. Intangible Assets

Intangible assets at January 28, 2023 and January 29, 2022 consist primarily of tradenames.

	(in thousands)
	January 28, 2023			January 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

6. Impairment Charges

Impairment charges recorded during Fiscal 2022, Fiscal 2021 and Fiscal 2020 amounted to $21.4 million, $7.7 million and $6.0 million, respectively. Impairment charges are primarily related to sales of owned properties in Fiscal 2022, as well as declines in revenues and operating results of certain stores in Fiscal 2022, Fiscal 2021, and Fiscal 2020. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 28, 2023	January 29, 2022	January 30, 2021
Store fixtures and equipment	$2,981	$3,163	$2,811
Leasehold improvements	2,097	3,330	1,665
Operating lease assets	1,286	202	1,373
Buildings	8,687	970	43
Land	4,968	—	—
Other assets	1,383	83	120
Total	$21,402	$7,748	$6,012

The Company recorded impairment charges related to store-level assets for 16 stores during Fiscal 2022, nine stores during Fiscal 2021, and 14 stores during Fiscal 2020.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 15, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. The assets impaired had a remaining carrying value after impairments of $99.0 million, $63.4 million, and $30.5 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, primarily related to the right-of-use assets.

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 28,	January 29,
	2023	2022
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$942,012	$950,676
Convertible senior notes, 2.25%, matures on April 15, 2025	507,687	572,322
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—
Finance lease obligations	33,447	43,945
Unamortized deferred financing costs	(7,440)	(11,484)
Total debt	1,475,706	1,555,459
Less: current maturities	(13,634)	(14,357)
Long term debt, net of current maturities	$1,462,072	$1,541,102

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

The Term Loan Facility is collateralized by a first lien on the Company's favorable leases, real estate and property & equipment and a second lien on the Company's inventory and receivables. Interest rates for the Term Loan Facility are based on: (i) for LIBOR rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBOR rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement), and (y) 0.00% (the Term Loan Adjusted LIBOR Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBOR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of January 28, 2023, the Company’s borrowing rate related to the Term Loan Facility was 6.4%.

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

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The Company elected to early adopt this ASU as of the beginning of Fiscal 2021, using the modified retrospective method of transition. As a result of adopting the guidance, the Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt. Prior periods have not been restated.

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

These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million and $124.6 million during Fiscal 2022 and Fiscal 2021, respectively.

Subsequent to January 28, 2023 (March 7, 2023), the Company entered into separate, privately negotiated exchange agreements with certain holders of its Convertible Notes. Under the terms of the exchange agreements, the holders have agreed to exchange $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash.

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

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 28,	January 29,
	2023	2022
Principal	$507,687	$572,322
Unamortized deferred debt costs	(5,992)	(9,761)
Net carrying amount	$501,695	$562,561

Interest expense related to the Convertible Notes consists of the following as of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Coupon interest	$11,564	$16,313	$14,375
Amortization of debt discount	—	—	23,988
Amortization of deferred debt costs	2,717	3,742	2,173
Convertible Notes interest expense	$14,281	$20,055	$40,536

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

On June 11, 2021, BCFWC redeemed the full $300.0 million aggregate principal amount of the Secured Notes. The redemption price of the Secured Notes was $323.7 million, plus accrued and unpaid interest to, but not including, the date of redemption. This redemption resulted in a pre-tax debt extinguishment charge of $30.2 million in Fiscal 2021.

ABL Line of Credit

The aggregate amount of commitments under the Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement) is $900.0 million (subject to a borrowing base limitation) and, subject to the satisfaction of certain conditions, the Company can increase the aggregate amount of commitments up to $1,200 million. The interest rate margin applicable under the Amended ABL Credit Agreement in the case of loans drawn at the Secured Overnight Financing Rate (SOFR) is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on the Company’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on the Company's and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

The Company believes that the Amended ABL Credit Agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the Amended ABL Credit Agreement allows for increased availability with respect to inventory during the period from (i) August 1st through November 30th of each year or (ii) after 2023, a 120 day period selected by the Company commencing after February 15 of the applicable year and ending on or before December 15 of such year.

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

On July 20, 2022, BCFWC entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment increased the aggregate principal amount of the commitments of its ABL Line of Credit from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

At January 29, 2022, the Company had $594.6 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2021.

At January 28, 2023, the Company had $795.7 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2022.

Deferred Financing Costs

The Company had $2.8 million in deferred financing costs associated with its ABL Line of Credit as of both January 28, 2023 and January 29, 2022, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets. In addition, the Company had $7.4 million and $11.5 million of deferred financing costs associated with its Term Loan Facility and Convertible

Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022, respectively.

Amortization of deferred financing costs amounted to $3.6 million, $5.3 million and $4.5 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income (Loss).

Amortization expense related to the deferred financing costs as of January 28, 2023 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2023	$3,724
2024	3,714
2025	1,538
2026	904
2027	262
Thereafter	105
Total	$10,247

Deferred financing costs have a weighted average amortization period of approximately 3.1 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of January 28, 2023, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Total Debt
Fiscal Years:
2023	$13,634
2024	13,808
2025	519,591
2026	12,066
2027	12,199
Thereafter	916,830
Total	1,488,128
Less: unamortized discount	(4,982)
Less: unamortized deferred financing costs	(7,440)
Total debt	$1,475,706

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

The Company has used interest rate swap contracts to add stability to interest expense and to manage its exposure to interest rate movements. The fair value of these contracts are determined using the market standard methodology of discounted future variable cash flows. The variable cash flows of the interest rate swap contract are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise or fall compared to current levels in conjunction with the fixed cash payments. The variable interest rates used in the calculation of projected receipts on the swap contracts are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of Topic No. 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company only has the one derivative mentioned above.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 28, 2023 and January 29, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

On June 24, 2021, the Company terminated its previous interest rate swap, and entered into a new interest rate swap, which hedges $450 million of the variable rate exposure on the Term Loan Facility at a blended rate of 2.19%. This derivative contract was designated as a cash flow hedge.

The amount of loss deferred for the previous interest rate swap was $26.9 million. The Company is amortizing this amount from accumulated other comprehensive loss into interest expense over the original life of the previous interest rate swap, which had an original maturity date of December 29, 2023. The current interest rate swap had a liability fair value at inception of $26.9 million. The Company will accrete this amount into accumulated other comprehensive income as a benefit to interest expense over the life of the new interest rate swap, which has a maturity date of June 24, 2028.

During Fiscal 2022, the Company’s derivative was used to hedge the variable cash flows associated with existing variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 28, 2023, the Company estimates that $5.7 million will be reclassified as a reduction to interest expense during the next twelve months.

As of January 28, 2023, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	One	$450.0 million	2.19%	June 24, 2028

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	January 28, 2023		January 29, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$29,152	Other liabilities	$10,968

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	January 28, 2023	January 29, 2022	January 30, 2021
Unrealized gains (losses), before taxes	$37,864	$10,914	$(15,606)
Income tax (expense) benefit	(10,138)	(2,983)	4,148
Unrealized gains (losses), net of taxes	$27,726	$7,931	$(11,458)

The following table presents information about the reclassification of losses from accumulated other comprehensive loss into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	January 28, 2023	January 29, 2022	January 30, 2021
Interest expense	$7,479	$14,608	$10,198
Income tax benefit	(2,016)	(3,965)	(2,795)
Net reclassification into earnings	$5,463	$10,643	$7,403

9. Capital Stock

Common Stock

As of January 28, 2023, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2022, the Company acquired 75,710 shares of common stock from employees for approximately $14.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows.

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

During Fiscal 2022, the Company repurchased 1,756,811 shares of common stock for $302.7 million under its share repurchase program. As of January 28, 2023, the Company had $347.3 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Fiscal Year Ended

	January 28,	January 29,	January 30,
	2023	2022	2021
Basic net income (loss) per share
Net income (loss)	$230,123	$408,839	$(216,499)
Weighted average number of common shares – basic	65,637	66,588	65,962
Net income (loss) per common share – basic	$3.51	$6.14	$(3.28)
Diluted net income per share
Net income (loss)	$230,123	$408,839	$(216,499)
Shares for basic and diluted net income (loss) per share:
Weighted average number of common shares – basic	65,637	66,588	65,962
Assumed exercise of stock options and vesting of restricted stock	264	685	—
Assumed conversion of convertible debt	—	853	—
Weighted average number of common shares – diluted	65,901	68,126	65,962
Net income (loss) per common share – diluted	$3.49	$6.00	$(3.28)

All of the Company’s stock option, restricted stock and restricted stock unit awards have an anti-dilutive effect while in a net loss position. Approximately 1,068,000 shares, 177,000 shares and 1,960,000 shares were excluded from diluted net income (loss) per share for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, since their effect was anti-dilutive.

11. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan), originally adopted effective prior to and in connection with the Company’s initial public offering, was amended and restated effective May 17, 2017. On May 18, 2022, the Company's stockholders approved the Company's 2022 Omnibus Incentive Plan (the 2022 Plan), which replaced the 2013 Plan. The 2013 Plan provided, prior to its termination, and the 2022 Plan provides for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 28, 2023, there were 6,281,887 shares of common stock available for issuance under the Company's 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 28,	January 29,	January 30,
Type of Non-Cash Stock Compensation	2023	2022	2021
Restricted stock and restricted stock unit grants (a)	$37,749	$30,525	$25,258
Stock option grants (a)	19,274	18,909	20,038
Performance stock unit grants (a)	10,457	9,112	10,549
Total (b)	$67,480	$58,546	$55,845

(a) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income (Loss).

(b) The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $12.5 million, $10.3 million and $9.1 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Stock Options

Options granted during Fiscal 2022, Fiscal 2021 and Fiscal 2020, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2022	$115.65	$236.93
Fiscal 2021	$219.08	$342.03
Fiscal 2020	$179.46	$246.97

All awards granted during Fiscal 2022, Fiscal 2021 and Fiscal 2020 generally vest in either one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2022, Fiscal 2021 and Fiscal 2020 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

As of January 28, 2023, the Company had 1,218,101 options outstanding to purchase shares of common stock, and there was $35.9 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.6 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2022 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 29, 2022	1,097,558	$181.17
Options granted	332,788	201.76
Options exercised (a)	(168,720)	122.05
Options forfeited	(43,525)	228.02
Options outstanding, January 28, 2023	1,218,101	$193.31

(a) Options exercised during Fiscal 2022 had a total intrinsic value of $11.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,218,101	7.1	$193.31	$57.2
Options exercisable	623,673	5.8	$165.27	$42.6

During Fiscal 2022, the fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model. The fair value of each stock option granted during Fiscal 2022 was estimated using the following assumptions:

Fiscal Year Ended
January 28,
2023
Risk-free interest rate	1.13% - 2.78%
Expected volatility	32% - 34%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$75.51

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price, as well as the historical volatility of the stock price of peer companies that are publicly traded over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during Fiscal 2022, Fiscal 2021 and Fiscal 2020, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2022 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2022 was based upon the closing price of the Company’s common stock on the grant date. Certain awards outstanding as of January 28, 2023 cliff vest at the end of a designated service period, ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. The remaining awards outstanding as of January 28, 2023 have graded vesting provisions that generally vest in one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of January 28, 2023, there was approximately $69.9 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as expense over a weighted average period of 2.4 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	368,158	$233.00
Awards granted	267,145	201.11
Awards vested (a)	(132,880)	205.07
Awards forfeited	(24,982)	233.52
Non-vested awards outstanding, January 28, 2023	477,441	222.90

(a)
Restricted stock awards vested during Fiscal 2022 had a total intrinsic value of $25.2 million.

Performance Share Units

The Company grants performance-based restricted stock units to its senior executives. The fair value of each unit of performance stock granted during Fiscal 2022 was based upon the closing price of the Company’s common stock on the grant date. Vesting of the performance stock units granted in Fiscal 2020 and Fiscal 2021 is based on continued service and the achievement of pre-established EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 will be based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

As of January 28, 2023, there was approximately $20.4 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as expense over a weighted average period of 1.8 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2022 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 29, 2022	186,436	$215.90
Awards granted (a)	107,476	204.27
Awards vested (a) (b)	(81,440)	173.84
Awards forfeited	(16,172)	227.12
Non-vested awards outstanding, January 28, 2023	196,300	226.05

(a)
Inclusive of awards distributed in connection with the final settlement of the performance-based stock awards granted in Fiscal 2019.
(b)
Performance-based stock awards vested during Fiscal 2022 had a total intrinsic value of $15.4 million.

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2023	$550,636	$5,906
2024	540,446	5,733
2025	505,732	3,604
2026	466,983	3,640
2027	425,119	3,640
Thereafter	1,433,239	24,233
Total future minimum lease payments	3,922,155	46,756
Amount representing interest	(695,752)	(13,309)
Total lease liabilities	3,226,403	33,447
Less: current portion of lease liabilities	(401,111)	(4,020)
Total long term lease liabilities	$2,825,292	$29,427

Weighted average discount rate	4.9%	6.1%
Weighted average remaining lease term (years)	8.1	11.9

The above schedule excludes approximately $409.5 million for 75 stores that the Company has committed to open or relocate but has not yet taken possession of the space.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Finance lease cost:
Amortization of finance lease asset (a)	$4,210	$4,554	$5,907
Interest on lease liabilities (b)	2,561	3,111	3,394
Operating lease cost (c)	523,980	468,349	441,089
Variable lease cost (c)	205,876	188,035	180,270
Total lease cost	736,627	664,049	630,660
Less all rental income (d)	(5,650)	(5,771)	(5,010)
Total net rent expense (e)	$730,977	$658,278	$625,650

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$525,098	$509,971	$409,750
Cash payments for the principal portion of finance lease liabilities (b)	$4,455	$4,073	$3,269
Cash payments for the interest portion of finance lease liabilities (a)	$2,561	$3,111	$3,394
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$712,688	$516,545	$413,068

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

The Company recorded $15.6 million, $11.4 million and $10.2 million of 401(k) Plan match expense during Fiscal 2022, Fiscal 2021 and Fiscal 2020 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income (Loss).

14. Income Taxes

Income (loss) before income taxes was as follows for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	(in thousands)
	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Domestic	$297,440	$533,906	$(441,473)
Foreign	10,069	11,392	3,850
Total income (loss) before income taxes	$307,509	$545,298	$(437,623)

Income tax expense (benefit) was as follows for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	(in thousands)
	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$86,299	$69,146	$(210,304)
State	13,494	11,546	12,964
Foreign	3,024	3,815	1,175
Subtotal	102,817	84,507	(196,165)
Deferred:
Federal	(28,980)	32,217	13,600
State	2,796	19,272	(38,816)
Foreign	753	463	257
Subtotal	(25,431)	51,952	(24,959)
Total income tax expense (benefit)	$77,386	$136,459	$(221,124)

The tax rate reconciliations were as follows for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.3	4.0	3.0
Excess tax benefit from stock compensation	(0.2)	(4.8)	7.2
Tax credits	(2.2)	(1.6)	1.8
Carryback tax rate differential	—	—	19.8
Non-deductible expenses	2.1	2.0	(1.8)
Loss from extinguishment of convertible debt	0.9	4.4	—
Other	(1.7)	—	(0.5)
Effective tax rate	25.2%	25.0%	50.5%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 28, 2023		January 29, 2022
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$231,426	$—	$253,097
Operating lease liability	830,029	—	745,300	—
Operating lease asset	—	764,446	—	687,128
Intangibles—indefinite-lived	—	63,871	—	64,093
Employee benefit compensation	21,303	—	17,703	—
State net operating losses (net of federal benefit)	11,323	—	25,450	—
Tax credits	11,132	—	8,562	—
Other	—	3,770	4,103	—
Valuation allowance	(13,060)	—	(12,864)	—
Total non-current deferred tax assets and liabilities	$860,727	$1,063,513	$788,254	$1,004,318
Net deferred tax liability		$202,786		$216,064

As of January 28, 2023, the Company has a deferred tax asset related to net operating losses of $11.3 million, inclusive of $11.0 million of state net operating losses which will expire at various dates between 2023 and 2041 and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of January 28, 2023, the Company had tax credit carry-forwards of $11.1 million, inclusive of state tax credit carry-forwards of $10.4 million that will begin to expire in 2023 and $0.7 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of January 29, 2022, the Company had a deferred tax asset related to net operating losses of $25.5 million, inclusive of $25.2 million of state net operating losses, and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of January 29, 2022, the Company had tax credit carry-forwards of $8.6 million, inclusive of state tax credit carry-forwards of $7.7 million, and $0.9 million of Puerto Rico AMT credits.

The Company believes that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.3 million on state net operating losses and $9.5 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized. As a result, it has provided for a full valuation allowance of $0.3 million. If the Company's assumptions change and it determines it will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of January 28, 2023 will be recorded to the Company’s Consolidated Statement of Income (Loss). As of January 29, 2022, the Company provided a total valuation allowance of $12.9 million, inclusive of $5.3 of valuation allowance related to state net operating losses, $7.3 million related to tax credit carry-forwards and $0.3 million related to Puerto Rico.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at February 1, 2020	$8,077
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,269)
Settlements	(396)
Lapse of statute of limitations	(72)
Balance at January 30, 2021	$6,340
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(770)
Balance at January 29, 2022	$4,787
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(72)
Balance at January 28, 2023	$3,933

As of January 28, 2023, the Company reported total unrecognized benefits of $3.9 million, of which $3.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $0.9 million of interest and penalties during Fiscal 2022 in the line item “Income tax expense (benefit)” in the Company’s Consolidated Statements of Income (Loss). Cumulative interest and penalties of $8.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of January 28, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 29, 2022, the Company reported total unrecognized benefits of $4.8 million, of which $3.8 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $1.2 million of interest and penalties during Fiscal 2021 in the line item “Income tax expense (benefit)” in the Company’s Consolidated Statements of Income (Loss). Cumulative interest and penalties of $9.1 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of January 29, 2022.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2019 through 2022. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2018 through 2022 with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Refer to Note 6, “Impairment Charges,” for further discussion regarding the fair value of the Company's long-lived assets after impairment.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 28, 2023 and January 29, 2022 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 28,	January 29,
	2023	2022
Level 1
Cash equivalents (including restricted cash equivalents)	$548,986	$701,638

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 28, 2023		January 29, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$946,994	$938,708	$956,608	$955,412
Convertible Notes	507,687	619,409	572,322	724,703
ABL Line of Credit (a)	—	—	—	—
Total debt (b)	$1,454,681	$1,558,117	$1,528,930	$1,680,115

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $51.1 million and $55.4 million as of January 28, 2023 and January 29, 2022, respectively.

Letters of credit outstanding as of January 28, 2023 and January 29, 2022 amounted to $47.4 million and $48.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $3.7 million and $7.1 million at January 28, 2023 and January 29, 2022, respectively, related to certain merchandising agreements. The Company had $795.7 million and $594.6 million available under the ABL Line of Credit as of January 28, 2023 and January 29, 2022, respectively.

Inventory Purchase Commitments

The Company had $1,049.0 million of purchase commitments related to goods that were not received as of January 28, 2023.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby, upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Interest expense, net	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$230,123	$408,839	$(216,499)
Net income (loss)	$230,123	$408,839	$(216,499)
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gains (losses) arising during the period	27,726	7,931	(11,458)
Net reclassification into earnings during the period	5,463	10,643	7,403
Total comprehensive income (loss)	$263,312	$427,413	$(220,554)

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	As of
	January 28, 2023	January 29, 2022
	(in thousands)
ASSETS:
Cash and cash equivalents	$192	$503
Total current assets	192	503
Investment in subsidiaries	1,296,408	1,322,475
Total assets	$1,296,600	$1,322,978
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Long term debt	501,695	562,561
Commitments and contingencies
Total stockholders’ equity	794,905	760,417
Total liabilities and stockholders’ equity	$1,296,600	$1,322,978

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$—	$—
INVESTING ACTIVITIES:
Net contribution from (payment to) subsidiaries	374,233	428,888	(753,404)
Net cash provided by (used in) investing activities	374,233	428,888	(753,404)
FINANCING ACTIVITIES:
Proceeds from long term debt - Convertible Notes	—	—	805,000
Principal payment on long term debt—Convertible Notes	(78,240)	(201,695)	—
Purchase of treasury shares	(316,896)	(266,628)	(65,526)
Proceeds from stock option exercises	20,592	39,887	34,924
Deferred financing costs	—	—	(20,994)
Net cash provided by (used in) financing activities	(374,544)	(428,436)	753,404
Increase (Decrease) in cash and cash equivalents	(311)	452	—
Cash and cash equivalents at beginning of period	503	51	51
Cash and cash equivalents at end of period	$192	$503	$51

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company’s ability to pay dividends on Parent Company’s common stock will be limited by restrictions on the ability of Parent Company's subsidiaries to pay dividends or make distributions under the terms of current and future agreements governing the indebtedness of Parent Company’s subsidiaries. In addition to other baskets under the agreements governing its indebtedness, the Parent Company and its subsidiaries are permitted to make dividends and distributions under the Term Loan Facility so long as there is no event of default and the consolidated leverage ratio of the Parent Company and its subsidiaries does not exceed 3.50 to 1.00, and under the ABL Line of Credit as long as certain restricted payment conditions are satisfied.

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its consolidated subsidiaries and affiliates. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. Other than debt related costs, the Parent Company incurs certain corporate costs which are borne by the Parent Company’s subsidiaries. Such costs are not significant. These parent-only financials statements are not the general-purpose financial statements of Burlington Stores, Inc., and they should be read in conjunction with Burlington Stores, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

Note 2. Dividends

As discussed above, the terms of current and future agreements governing the indebtedness of the Parent Company and its subsidiaries include, or may include, limitations on the ability of such subsidiaries and the Parent Company to pay dividends, subject to certain exceptions set forth in such agreements.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $67.5 million, $58.5 million and $55.8 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

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

BCFWC and Burlington Merchandising Corporation, a Delaware corporation, wholly owned subsidiaries of the Company, have entered into a promissory note, in which they jointly and severally have promised to pay to the Parent an amount equal to the principal of the Convertible Notes. In connection with the promissory note, there was a $507.7 million and $572.3 million intercompany note receivable as of January 28, 2023 and January 29, 2022, respectively, related to the cash transferred to Parent subsidiaries for the Convertible Notes, which is included in the line item "Investment in subsidiaries" in the Condensed Balance Sheets. The interest rate and repayment terms of the intercompany note receivable are consistent with that of the Convertible Notes.

The Convertible Notes consist of the following components as of the dates indicated:

	(in thousands)
	January 28,	January 29,
	2023	2022
Principal	$507,687	$572,322
Unamortized deferred debt costs	(5,992)	(9,761)
Net carrying amount	$501,695	$562,561

During the second half of Fiscal 2021, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of the Parent Company's common stock.

During the first quarter of Fiscal 2022, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash.

These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million and $124.6 million during Fiscal 2022 and Fiscal 2021, respectively. Furthermore, the intercompany note receivable was extinguished for the same terms, resulting in an offsetting gain on extinguishment, as reflected in the table below.

Subsequent to January 28, 2023 (March 7, 2023), the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of its Convertible Notes. Under the terms of the exchange agreements, the holders have agreed to exchange $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash.

Included in the Condensed Statements of Income (Loss) and Comprehensive Income (Loss) is the following for each of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Convertible Notes interest expense	$(14,281)	$(20,055)	$(40,536)
Intercompany note receivable interest expense	14,281	20,055	40,536
Loss on extinguishment of Convertible Notes	(14,657)	(124,639)	—
Gain on extinguishment of intercompany note receivable	14,657	124,639	—
Interest expense, net	$—	$—	$—

Refer also to Note 7 to the Consolidated financial statements.

Note 5. Capital Stock

Treasury Stock

The Parent Company accounts for treasury stock under the cost method.

During Fiscal 2022, the Parent Company acquired 75,710 shares of common stock from employees for approximately $14.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Purchase of treasury shares” on the Parent Company’s Condensed Statements of Cash Flows.

Share Repurchase Program

On August 18, 2021, the Parent Company’s Board of Directors authorized the repurchase of up to $400.0 million of common stock, which was authorized to be executed through August 2023. This authorization was completed during the second quarter of Fiscal 2022. On February 16, 2022, the Parent Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through February 2024.

During Fiscal 2022, the Parent Company repurchased 1,756,811 shares of common stock for $302.7 million under its share repurchase program. As of January 28, 2023, the Parent Company had $347.3 million remaining under its share repurchase authorization.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended January 28, 2023
Allowance for doubtful accounts	$3,305	$291	$—	$2,344	$1,252
Valuation allowances on deferred tax assets	$12,864	$—	$196	$—	$13,060
Year ended January 29, 2022
Allowance for doubtful accounts	$4,855	$185	$—	$1,735	$3,305
Valuation allowances on deferred tax assets	$12,957	$—	$(93)	$—	$12,864
Year ended January 30, 2021
Allowance for doubtful accounts	$795	$4,069	$—	$9	$4,855
Valuation allowances on deferred tax assets	$9,842	$—	$3,115	$—	$12,957

Notes:

(1) Amounts related to valuation allowances on deferred taxes are charged to income tax expense.

(2) Actual allowances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, January 28, 2023. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2023.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 28, 2023, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 28, 2023, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 13, 2023 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

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

New York, New York

March 13, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Board Committees,” in the Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2022 fiscal year.

Item 11. Executive Compensation

For the information required by this Item 11, see “Executive Compensation” and “Director Compensation” in the Proxy Statement, which information (excluding the information under the subheading "Pay Versus Performance") is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

For the information required by this Item 14, see “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 42 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is starting on page 72. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 78 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Quarterly Report on Form 10-Q	November 22, 2022
4.1	Description of the Registrant’s Securities.	Annual Report on Form 10-K	March 13, 2020
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
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

	Current Report on Form 8-K	July 2, 2018

America, N.A., as administrative agent and collateral agent.
10.2.3	Consent and Technical Modification Agreement, dated December 3, 2018, by and between Burlington Coat Factory Warehouse Corporation, as lead borrower, and Bank of America, N.A., as administrative agent	Annual Report on Form 10-K	March 20, 2019
10.2.4	Consent and Technical Modification Agreement, dated as of April 7, 2020, by and between Burlington Coat Factory Warehouse Corporation and Bank of America, N.A.	Quarterly Report on Form 10-Q	May 29, 2020
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
10.2.6

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 2022, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K	July 22, 2022
10.3	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of PNC Bank, National Association.	Registration Statement on Form S-4	October 10, 2006
10.4	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Siemens Financial Services, Inc.	Registration Statement on Form S-4	October 10, 2006
10.5	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.	Transition Report on Form 10-K/T	April 30, 2010
10.6	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of National City Business Credit, Inc.	Registration Statement on Form S-4	October 10, 2006
10.7	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Citizens Bank of Pennsylvania.	Registration Statement on Form S-4	October 10, 2006
10.8	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of HSBC Business Credit (USA), Inc.	Registration Statement on Form S-4	October 10, 2006
10.9	Revolving Credit Note, dated April 13, 2006, by the borrowers party thereto in favor of Sovereign Bank.	Registration Statement on Form S-4	October 10, 2006
10.10	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the borrowers party thereto in favor of Capital One Leverage Finance Corp.	Transition Report on Form 10-K/T	April 30, 2010
10.11	Form of Swingline Note, dated April 12, 2006.	Registration Statement on Form S-4	October 10, 2006
10.12	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.13	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006

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

		Registration Statement on Form S-4	October 10, 2006
10.16+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.16.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017
10.16.2+	Amendment No. 2, dated March 12, 2021, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Annual Report on Form 10-K	March 15, 2021
10.17+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.18+	Employment Agreement, dated as of March 23, 2011, by and between Burlington Coat Factory Warehouse Corporation and John Crimmins	Annual Report on Form 10-K	March 13, 2020
10.18.1+	Letter Agreement, dated April 4, 2022, by and between Burlington Stores, Inc. and John Crimmins.	Current Report on Form 8-K	April 4, 2022
10.19+	Employment Agreement dated May 24, 2022 by and between Burlington Stores, Inc. and Kristin Wolfe.	Current Report on Form 8-K	May 26, 2022
10.20+	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).	Registration Statement on Form S-1/A	September 6, 2013
10.21+	Form of Directors and Officers Indemnification Agreement.	Registration Statement on Form S-1/A	September 10, 2013
10.22+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.	Current Report on Form 8-K	May 22, 2017
10.23+	Burlington Stores, Inc. 2022 Omnibus Incentive Plan	Current Report on Form 8-K	May 24, 2022
10.24+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016
10.25+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 2016 and prior to May 2017).

		Quarterly Report on Form 10-Q	November 23, 2016

10.26+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.27+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.28+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.29+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.30+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.31+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole RSU Award).

		Current Report on Form 8-K	May 26, 2022
10.32+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole Option Award).	Current Report on Form 8-K	May 26, 2022
10.33+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.34+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.35+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.36+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.37+	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022

10.38+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.39+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.40+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.41+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.42+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.43+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and non-employee directors pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
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

		Current Report on Form 8-K	April 16, 2020

Association, in its capacity as collateral agent under the Indenture
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
10.52+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

		Quarterly Report on Form 10-Q	May 27, 2021
10.53+	Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning) (Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.54+	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.55+	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021
10.56+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole RSU Award).

		Current Report on Form 8-K	July 15, 2021
10.57+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole Option Award).

		Current Report on Form 8-K	July 15, 2021
10.58+	Offer Letter with Michael Allison dated March 9, 2021.	Annual Report on Form 10-K	March 16, 2022
10.59+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after November 9, 2021).

		Annual Report on Form 10-K	March 16, 2022
10.60+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after November 9, 2021).

		Annual Report on Form 10-K	March 16, 2022

10.61+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made to certain merchandising and planning associates).

		Annual Report on Form 10-K	March 16, 2022
21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Michael O’Sullivan Chief Executive Officer

Date: March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2023.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ Kristin Wolfe	Chief Financial Officer (Principal Financial Officer)
Kristin Wolfe

/s/ Jeffrey Laub	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey Laub

/s/ Ted English	Director
Ted English

/s/ Michael Goodwin	Director
Michael Goodwin

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura Sen	Director
Laura Sen

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio