Form 10-Q
period 2023-04-29
Burlington Stores, Inc.
filed 2023-05-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

The registrant had 64,884,349 shares of common stock outstanding as of April 29, 2023.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	April 29,	April 30,
	2023	2022
REVENUES:
Net sales	$2,132,793	$1,925,643
Other revenue	4,163	4,049
Total revenue	2,136,956	1,929,692
COSTS AND EXPENSES:
Cost of sales	1,231,646	1,136,946
Selling, general and administrative expenses	755,628	680,327
Depreciation and amortization	70,529	66,304
Impairment charges - long-lived assets	844	2,543
Other income - net	(8,998)	(3,398)
Loss on extinguishment of debt	24,644	14,657
Interest expense	19,345	14,606
Total costs and expenses	2,093,638	1,911,985
Income before income tax expense	43,318	17,707
Income tax expense	10,570	1,533
Net income	$32,748	$16,174

Net income per common share:
Common stock - basic	$0.50	$0.24
Common stock - diluted	$0.50	$0.24
Weighted average number of common shares:
Common stock - basic	64,954	66,281
Common stock - diluted	65,291	66,645

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2023	2022

Net income	$32,748	$16,174
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	947	20,060
Net reclassification into earnings during the period	(827)	2,842
Other comprehensive income, net of tax	120	22,902
Total comprehensive income	$32,868	$39,076

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	April 29,	January 28,	April 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$532,443	$872,623	$627,050
Restricted cash and cash equivalents	6,582	6,582	6,582
Accounts receivable—net	78,477	71,091	77,708
Merchandise inventories	1,231,092	1,181,982	1,257,104
Assets held for disposal	5,120	19,823	3,791
Prepaid and other current assets	136,751	131,691	209,007
Total current assets	1,990,465	2,283,792	2,181,242
Property and equipment—net	1,678,461	1,668,005	1,567,400
Operating lease assets	2,968,247	2,945,932	2,816,885
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	3,079	3,205	3,824
Other assets	78,563	83,599	79,067
Total assets	$7,003,879	$7,269,597	$6,933,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$829,212	$955,793	$962,208
Current operating lease liabilities	402,622	401,111	374,740
Other current liabilities	472,926	541,413	378,075
Current maturities of long term debt	13,753	13,634	14,473
Total current liabilities	1,718,513	1,911,951	1,729,496
Long term debt	1,350,416	1,462,072	1,474,941
Long term operating lease liabilities	2,842,785	2,825,292	2,709,016
Other liabilities	70,082	69,386	71,010
Deferred tax liabilities	220,609	205,991	232,863
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,157,501 shares, 82,037,994 shares and 81,800,820 shares, respectively
Outstanding: 64,884,349 shares, 65,019,713 shares and 66,072,065 shares, respectively	8	8	7
Additional paid-in-capital	2,043,111	2,015,625	1,948,980
Accumulated earnings	677,163	644,415	430,466
Accumulated other comprehensive income	28,868	28,748	18,461
Treasury stock, at cost	(1,947,676)	(1,893,891)	(1,681,758)
Total stockholders' equity	801,474	794,905	716,156
Total liabilities and stockholders' equity	$7,003,879	$7,269,597	$6,933,482

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$32,748	$16,174
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	70,529	66,304
Impairment charges—long-lived assets	844	2,543
Amortization of deferred financing costs	855	986
Accretion of long term debt instruments	236	238
Deferred income taxes	14,699	4,496
Loss on extinguishment of debt	24,644	14,657
Non-cash stock compensation expense	16,722	16,705
Non-cash lease expense	(970)	(357)
Cash received from landlord allowances	4,349	7,199
Changes in assets and liabilities:
Accounts receivable	(7,418)	(23,710)
Merchandise inventories	(49,110)	(236,096)
Prepaid and other current assets	(5,060)	161,509
Accounts payable	(125,241)	(119,282)
Other current liabilities	(53,943)	(88,880)
Other long term assets and long term liabilities	723	1,114
Other operating activities	(2,559)	4,101
Net cash used in operating activities	(77,952)	(172,299)
INVESTING ACTIVITIES
Cash paid for property and equipment	(95,688)	(106,899)
Lease acquisition costs	(4,549)	—
Proceeds from sale of property and equipment and assets held for sale	14,080	—
Other investing activities	—	(75)
Net cash used in investing activities	(86,157)	(106,974)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(2,404)	(2,404)
Principal payment on long term debt—Convertible Notes	(133,656)	(78,187)
Purchase of treasury shares	(53,393)	(104,763)
Proceeds from stock option exercises	10,764	4,721
Other financing activities	2,618	(4,135)
Net cash used in financing activities	(176,071)	(184,768)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(340,180)	(464,041)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	879,205	1,097,673
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$539,025	$633,632
Supplemental disclosure of cash flow information:
Interest paid	$27,066	$14,228
Income tax payments (refund) - net	$1,539	$(177,205)
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$49,628	$37,235

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2023

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of April 29, 2023, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 933 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated

Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Fiscal 2022 10-K). The balance sheet at January 28, 2023 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2022 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended April 29, 2023 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2022 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2023 is defined as the 53-week year ending February 3, 2024 and Fiscal 2022 is defined as the 52-week year ended January 28, 2023. The first quarter of Fiscal 2023 and Fiscal 2022 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended April 29, 2023, and there were no new accounting standards or pronouncements that were issued but not yet effective as of April 29, 2023 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three month periods ended April 29, 2023 and April 30, 2022 in the Company’s stockholders’ equity are summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related tax benefit of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	$8	$2,043,111	$677,163	$28,868	(17,273,152)	$(1,947,676)	$801,474

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	$7	$1,948,980	$430,466	$18,461	(15,728,755)	$(1,681,758)	$716,156

3. Lease Commitments

The Company’s leases primarily consist of stores, distribution facilities and office space under operating and finance leases that will expire principally during the next 30 years. The leases typically include renewal options at five-year intervals and escalation clauses. Lease renewals are only included in the lease liability to the extent that they are reasonably assured of being exercised. The Company’s leases typically provide for contingent rentals based on a percentage of gross sales. Contingent rentals are not included in the lease liability, and they are recognized as variable lease cost when incurred.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2023 (remainder)	$415,312	$4,441
2024	558,150	5,733
2025	524,187	3,604
2026	484,136	3,640
2027	442,743	3,640
2028	394,083	3,447
Thereafter	1,146,440	20,786
Total future minimum lease payments	3,965,051	45,291
Amount representing interest	(719,644)	(12,807)
Total lease liabilities	3,245,407	32,484
Less: current portion of lease liabilities	(402,622)	(4,138)
Total long term lease liabilities	$2,842,785	$28,346

Weighted average discount rate	5.1%	6.0%
Weighted average remaining lease term (years)	8.1	11.9

The above schedule excludes approximately $401.9 million for 73 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	April 29, 2023	April 30, 2022
Finance lease cost:
Amortization of finance lease asset (a)	$877	$1,140
Interest on lease liabilities (b)	495	722
Operating lease cost (c)	138,950	125,688
Variable lease cost (c)	54,071	48,970
Total lease cost	194,393	176,520
Less gain on sale and leaseback transaction (d)	(1,958)	—
Less all rental income (e)	(1,398)	(1,548)
Total net rent expense (f)	$191,037	$174,972

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
(d)
Included in the line item “Other income - net” in the Company’s Condensed Consolidated Statements of Income.
(e)
Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(f)
Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$139,950	$126,091
Cash payments for the principal portion of finance lease liabilities (b)	$963	$1,140
Cash payments for the interest portion of finance lease liabilities (a)	$495	$722
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$122,802	$276,559

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 29,	January 28,	April 30,
	2023	2023	2022
Senior secured term loan facility (Term B-6 Loans), LIBOR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$939,844	$942,012	$948,511
Convertible senior notes, 2.25%, matures on April 15, 2025	397,375	507,687	507,687
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	32,484	33,447	42,805
Unamortized deferred financing costs	(5,534)	(7,440)	(9,589)
Total debt	1,364,169	1,475,706	1,489,414
Less: current maturities	(13,753)	(13,634)	(14,473)
Long term debt, net of current maturities	$1,350,416	$1,462,072	$1,474,941

Term Loan Facility

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

On May 11, 2023, the Company amended the Term Loan Credit Agreement to, effective as of July 1, 2023, change one of the reference interest rates for borrowings under the Term Loan Facility from the Term Loan Adjusted LIBOR Rate to the Adjusted Term
SOFR Rate (as defined in the Term Loan Credit Agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of
0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration and 0.43% for an interest period of six-months’ duration, with a floor of 0.00%.

At April 29, 2023 and April 30, 2022, the interest rate related to the Term Loan Facility was 7.0% and 2.8%, respectively.

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

During the first quarter of Fiscal 2023, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

Prior to the close of business on the business day immediately preceding January 15, 2025, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of the Company’s common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the Convertible Notes. Upon conversion, the Company will pay cash for the principal amount. For any excess above principal, the Company will deliver shares of its common stock. The Company was not permitted to redeem the Convertible Notes prior to April 15, 2023. From and after April 15, 2023, the Company is able to redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

ABL Line of Credit

On July 20, 2022, BCFWC entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the Amendment). The Amendment increased the aggregate principal amount of the commitments of its current asset-based lending facility (the ABL Line of Credit) from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available).

At April 29, 2023, the Company had $839.8 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended April 29, 2023.

At April 30, 2022, the Company had $597.5 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended April 30, 2022.

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

As of April 29, 2023, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	April 29, 2023		January 28, 2023		April 30, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$26,857	Other assets	$29,152	Other assets	$19,453

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	April 29, 2023	April 30, 2022
Unrealized gains, before taxes	$1,294	$27,491
Income tax expense	(347)	(7,431)
Unrealized gains, net of taxes	$947	$20,060

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	April 29, 2023	April 30, 2022
Interest (benefit) expense	$(1,129)	$3,892
Income tax expense (benefit)	302	(1,050)
Net reclassification into earnings	$(827)	$2,842

The Company estimates that approximately $8.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of April 29, 2023, January 28, 2023 and April 30, 2022 are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 29,	January 28,	April 30,
	2023	2023	2022
Level 1
Cash equivalents (including restricted cash equivalents)	$163,713	$548,986	$291,694

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

Impairment charges on long-lived assets were $0.6 million during the first quarter of Fiscal 2023, related to declines in revenue and operating results for seven stores, as well as lease asset impairment of $0.2 million related to two of those stores. Impairment charges on long-lived assets were $2.5 million during the first quarter of Fiscal 2022, related to one owned store selling below carrying value and two additional store relocations. During the three months ended April 29, 2023 and the three months ended April 30, 2022, the assets impaired had a remaining carrying value after impairments of $70.9 million and $3.4 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	April 29, 2023		January 28, 2023		April 30, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$944,590	$935,144	$946,994	$938,708	$954,204	$945,855
Convertible Notes	397,375	448,016	507,687	619,409	507,687	613,860
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,341,965	$1,383,160	$1,454,681	$1,558,117	$1,461,891	$1,559,715
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

7. Income Taxes

Income tax expense was $10.6 million during the first quarter of Fiscal 2023 compared with $1.5 million during the first quarter of Fiscal 2022. The effective tax rate for the first quarter of Fiscal 2023 was 24.4% compared with 8.7% during the first quarter of Fiscal 2022. The increase in income tax expense in the current year was a result of higher pre-tax income. The lower effective tax rate in the prior period is due to favorable permanent items having a greater impact as a result of lower pretax income.

Net deferred taxes are as follows:

	(in thousands)
	April 29,	January 28,	April 30,
	2023	2023	2022
Deferred tax asset	$3,079	$3,205	$3,824
Deferred tax liability	220,609	205,991	232,863
Net deferred tax liability	$217,530	$202,786	$229,039

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of April 29, 2023, the Company had a deferred tax asset related to net operating losses of $10.4 million, inclusive of $10.1 million related to state net operating losses that expire at various dates between 2024 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of April 29, 2023, the Company had a deferred tax asset related to tax credit carry-forwards of $11.8 million, inclusive of $11.2 million of state tax credit carry-forwards, which will begin to expire in 2024, and $0.6 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of April 29, 2023, January 28, 2023 and April 30, 2022, valuation allowances amounted to $13.9 million, $13.1 million and $12.9 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

During the three month period ended April 29, 2023, the Company acquired 9,457 shares of common stock from employees for approximately $2.0 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024.

During the first quarter of Fiscal 2023, the Company repurchased 245,414 shares of common stock for $51.4 million under this repurchase program. As of April 29, 2023, the Company had $295.9 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended

	April 29,	April 30,
	2023	2022
Basic net income per share
Net income	$32,748	$16,174
Weighted average number of common shares – basic	64,954	66,281
Net income per common share – basic	$0.50	$0.24
Diluted net income per share
Net income	$32,748	$16,174
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	64,954	66,281
Assumed exercise of stock options and vesting of restricted stock	337	364
Assumed conversion of convertible debt	—	—
Weighted average number of common shares – diluted	65,291	66,645
Net income per common share – diluted	$0.50	$0.24

Approximately 540,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended April 29, 2023, since their effect was anti-dilutive.

Approximately 555,000 shares related to the Company’s stock option, restricted stock and restricted stock unit awards were excluded from diluted net income per share for the three month period ended April 30, 2022, since their effect was anti-dilutive.

During the three months ended April 29, 2023, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the period.

10. Stock-Based Compensation

As of April 29, 2023, there were 6,439,288 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	April 29,	April 30,
Type of Non-Cash Stock Compensation	2023	2022
Restricted stock and restricted stock unit grants (a)	$9,365	$8,492
Stock option grants (a)	4,203	4,999
Performance stock unit grants (a)	3,154	3,214
Total (b)	$16,722	$16,705

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three month period ended April 29, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million. For the three month period ended April 30, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million.

Stock Options

Stock option transactions during the three month period ended April 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2023	1,218,101	$193.31
Options granted	1,407	234.15
Options exercised (a)	(90,971)	118.32
Options forfeited	(8,846)	238.81
Options outstanding, April 29, 2023	1,119,691	$199.09

(a)
Options exercised during the three month period ended April 29, 2023 had a total intrinsic value of $8.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable, as of April 29, 2023:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,119,691	7.1	$199.09	$21.1
Options exercisable	538,714	5.8	$173.49	$16.8

The fair value of each stock option granted during the three month period ended April 29, 2023 was estimated using the Black Scholes option pricing model using the following assumptions:

Three Months Ended
April 29,
2023
Risk-free interest rate	2.78%
Expected volatility	32%
Expected life (years)	6.25
Contractual life (years)	10.0
Expected dividend yield	0%
Weighted average grant date fair value of options issued	$87.18

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price, as well as the historical volatility of the stock price of peer companies that are publicly traded over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the three month period ended April 29, 2023, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the relatively short length of time the Company’s common stock has been publicly traded.

Restricted Stock

Prior to May 1, 2019, the Company granted shares of restricted stock. Grants made on and after May 1, 2019 are in the form of restricted stock units. Restricted stock transactions during the three month period ended April 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	477,441	$222.90
Awards granted	931	234.15
Awards vested (a)	(2,861)	208.12
Awards forfeited	(4,782)	225.75
Non-vested awards outstanding, April 29, 2023	470,729	$222.99

(a)
Restricted stock awards vested during the three month period ended April 29, 2023 had a total intrinsic value of $0.6 million.

The fair value of each restricted stock unit granted during the three month period ended April 29, 2023 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2020 and Fiscal 2021 is based on continued service and the achievement of pre-established adjusted EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 and Fiscal 2023 are based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the three month period ended April 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	196,300	$226.05
Awards granted	409	234.15
Awards vested (a)	(26,116)	179.46
Awards forfeited	(35,943)	183.53
Non-vested awards outstanding, April 29, 2023	134,650	$246.46

(a)
Performance-based stock awards vested during the three month period ended April 29, 2023 had a total intrinsic value of $5.5 million.

11. Commitments and Contingencies

Legal

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. While no assurance can be given as to the ultimate outcome of these matters, the Company believes that the final resolution of these actions will not have a material adverse effect on the Company’s results of operations, financial position, liquidity or capital resources.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $53.2 million, $51.1 million and $52.5 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively. Among these arrangements, as of April 29, 2023, January 28, 2023 and April 30, 2022, the Company had letters of credit outstanding in the amount of $51.5 million, $47.4 million and $47.3 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $1.7 million, $3.7 million and $5.2 million at April 29, 2023, January 28, 2023 and April 30, 2022, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $839.8 million, $795.7 million and $597.5 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.

Purchase Commitments

The Company had $1,341.2 million of purchase commitments related to goods that were not received as of April 29, 2023.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Fiscal 2022 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 933 stores as of April 29, 2023 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2023 is defined as the 53-week year ending February 3, 2024. Fiscal 2022 is defined as the 52-week year ended January 28, 2023.

Store Openings, Closings, and Relocations

During the three month period ended April 29, 2023, we opened 13 new stores, inclusive of four relocations, and permanently closed three stores, exclusive of the aforementioned relocations, bringing our store count as of April 29, 2023 to 933 stores.

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
•
Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•
Adhering to a Market-Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically. We believe there is significant opportunity to expand our retail store base in the United States. As a result of our smaller store prototype, we have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term.
•
Maintaining Focus on Unit Economics and Returns. We have adopted a market-focused approach to new store openings in more productive retail locations, with a specific focus on maximizing sales while achieving attractive unit economics and returns. Additionally, as we continue to execute our smaller store prototype, we believe we can reduce occupancy and operating expenses.
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
•
Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, as we plan to carry less inventory in our stores compared to historical levels, we expect to drive faster turns, which in turn should reduce the amount of markdowns taken compared to historical levels.
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

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income. Some of these uncertainties and challenges are summarized below. For a further discussion, please refer to the description under the heading “Risk Factors” in the Fiscal 2022 10-K.

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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, including the continuing COVID-19 pandemic, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world, such as the current war in Ukraine, could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Industry-wide supply chain issues have led to increased freight and labor costs compared to historical levels. There remains significant uncertainty around the impact of these costs going forward.

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

Net income. We earned net income of $32.7 million during the three month period ended April 29, 2023 compared with net income of $16.2 million during the three month period ended April 30, 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) net favorable lease costs; (vii) impairment charges; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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

During the three months ended April 29, 2023, Adjusted Net Income increased $18.9 million to $55.0 million compared to the same period in the prior year. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended April 29, 2023 compared with the three months ended April 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 29,	April 30,
	2023	2022
Reconciliation of net income to Adjusted Net Income:
Net income	$32,748	$16,174
Net favorable lease costs (a)	4,064	4,702
Loss on extinguishment of debt (b)	24,644	14,657
Impairment charges - long-lived assets	844	2,543
Litigation matters (c)	—	5,000
Tax effect (d)	(7,302)	(7,017)
Adjusted Net Income	$54,998	$36,059

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
net favorable lease costs;
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

During the three months ended April 29, 2023, Adjusted EBITDA increased $31.9 million to $157.3 million compared to the same period in the prior year. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three months ended April 29, 2023 compared with the three months ended April 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 29,	April 30,
	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$32,748	$16,174
Interest expense	19,345	14,606
Interest income	(5,459)	(119)
Net favorable lease costs (a)	4,064	4,702
Loss on extinguishment of debt (b)	24,644	14,657
Impairment charges - long-lived assets	844	2,543
Litigation matters (c)	—	5,000
Depreciation and amortization	70,529	66,304
Income tax expense	10,570	1,533
Adjusted EBITDA	$157,285	$125,400

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the Convertible Notes.
(c)
Represents amounts charged for certain litigation matters.

Adjusted EBIT has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
interest expense on our debt;
•
interest income;
•
net favorable lease costs;
•
losses on the extinguishment of debt;
•
impairment charges on long-lived assets;
•
amounts charged for certain litigation matters;
•
income tax expense; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended April 29, 2023, Adjusted EBIT increased $27.7 million to $86.8 million compared to the same period in the prior year. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three months ended April 29, 2023 compared with the three months ended April 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended
	April 29,	April 30,
	2023	2022
Reconciliation of net income to Adjusted EBIT:
Net income	$32,748	$16,174
Interest expense	19,345	14,606
Interest income	(5,459)	(119)
Net favorable lease costs (a)	4,064	4,702
Loss on extinguishment of debt (b)	24,644	14,657
Impairment charges - long-lived assets	844	2,543
Litigation matters (c)	—	5,000
Income tax expense	10,570	1,533
Adjusted EBIT	$86,756	$59,096

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the Convertible Notes.
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

Three Months Ended
April 29, 2023	4%
April 30, 2022	-18%

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

Gross margin as a percentage of net sales increased to 42.3% during the three month period ended April 29, 2023, compared with 41.0% during the three month period ended April 30, 2022, driven primarily by decreased freight, partially offset by lower merchandise margins, which was primarily due to higher markdowns. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 60 basis points as a percentage of net sales.

Inventory. Inventory at April 29, 2023 decreased to $1,231.1 million compared with $1,257.1 million at April 30, 2022. The decrease was attributable primarily to decreased reserve inventory, which was 44% of total inventory as of April 29, 2023, compared with 50% as of April 30, 2022, partially offset by a 10% increase in comparable store inventory and 67 net new stores opened since the end of the first quarter of Fiscal 2022.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends.

Inventory at January 28, 2023 was $1,182.0 million. The increase in inventory from January 28, 2023 reflects the seasonality of our business, as well as the inventory required for our 6 net new stores opened during the three month period ended April 29, 2023.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.1% during the three month period ended April 29, 2023, compared with 8.1% during the three month period ended April 30, 2022.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $340.2 million during the three months ended April 29, 2023, compared with a decrease of $464.0 million during the three months ended April 30, 2022. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended April 29, 2023 and the three months ended April 30, 2022.

	Percentage of Net Sales
	Three Months Ended
	April 29,	April 30,
	2023	2022
Net sales	100.0%	100.0%
Other revenue	0.2	0.2
Total revenue	100.2	100.2
Cost of sales	57.7	59.0
Selling, general and administrative expenses	35.4	35.3
Depreciation and amortization	3.3	3.4
Impairment charges - long-lived assets	0.0	0.1
Other income - net	(0.4)	(0.2)
Loss on extinguishment of debt	1.2	0.8
Interest expense	0.9	0.8
Total costs and expenses	98.1	99.2
Income before income tax expense	2.1	1.0
Income tax expense	0.5	0.1
Net income	1.6%	0.9%

Three Month Period Ended April 29, 2023 Compared With the Three Month Period Ended April 30, 2022

Net sales

Net sales improved approximately $207.2 million, or 10.8%, to $2,132.8 million during the first quarter of Fiscal 2023, primarily driven by an increase in incremental sales from new stores and a 4% increase in comparable stores sales during the first quarter of Fiscal 2023.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.7% during the first quarter of Fiscal 2023, compared to 59.0% during the first quarter of Fiscal 2022. This decrease is driven by decreased freight, partially offset by a decrease in merchandise margins. On a dollar basis, cost of sales increased $94.7 million, or 8.3%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 60 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended April 29, 2023 compared with the three month period ended April 30, 2022. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Three Months Ended
	April 29,	Percentage of	April 30,	Percentage of
	2023	Net Sales	2022	Net Sales	$ Variance	% Change
Store related costs	$446.3	20.9%	$407.6	21.2%	$38.7	9.5%
Product sourcing costs	186.9	8.8	156.8	8.2	30.1	19.2
Corporate costs	80.7	3.8	78.0	4.0	2.7	3.5
Marketing and strategy costs	14.5	0.7	14.0	0.7	0.5	3.6
Other selling, general and administrative expenses	27.2	1.2	23.9	1.2	3.3	13.8
Selling, general and administrative expenses	$755.6	35.4%	$680.3	35.3%	$75.3	11.1%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased product sourcing costs, mostly offset by leverage in occupancy and litigation costs in the prior year that did not repeat. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in product sourcing costs, store payroll, and occupancy costs.

Depreciation and amortization

Depreciation and amortization expense amounted to $70.5 million during the first quarter of Fiscal 2023 compared with $66.3 million during the first quarter of Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $0.8 million during the first quarter of Fiscal 2023, related to store-level assets at seven stores. Impairment charges on long-lived assets were $2.5 million during the first quarter of Fiscal 2022, related to one owned store selling below carrying value and two additional store relocations.

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

Other income - net

Other income - net improved $5.6 million to $9.0 million during the first quarter of Fiscal 2023. The improvement in other income was primarily driven by increased interest income as well as the gain on sale of real estate related assets.

Loss on extinguishment of debt

During the first quarter of Fiscal 2023 we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

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

Interest expense

Interest expense increased $4.7 million during the first quarter of Fiscal 2023 to $19.3 million, compared to the same period in the prior year. The increase was driven by the increase in LIBOR rates on our Term Loan Facility, partially offset by the partial repurchase of the Convertible Notes.

The average interest rates and average balances related to our variable rate debt for the first quarter of Fiscal 2023 compared with the first quarter of Fiscal 2022, are summarized in the table below:

	Three Months Ended
	April 29,	April 30,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$946.2	$955.8
Average interest rate – Term Loan Facility	6.7%	2.3%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $10.6 million during the first quarter of Fiscal 2023 compared with $1.5 million during the first quarter of Fiscal 2022. The effective tax rate for the first quarter of Fiscal 2023 was 24.4% compared with 8.7% during the first quarter of Fiscal 2022. The increase in income tax expense in the current year was a result of higher pre-tax income. The lower effective tax rate in the prior period is due to favorable permanent items having a greater impact as a result of lower pretax income.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first quarter of Fiscal 2023 resulted in an annual effective income tax rate of approximately 28% (before discrete items) as our best estimate.

Net income

We earned net income of $32.7 million for the first quarter of Fiscal 2023 compared with $16.2 million for the first quarter of Fiscal 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate.

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

Cash Flow for the Three Month Period Ended April 29, 2023 Compared With the Three Month Period Ended April 30, 2022

We used $340.2 million of cash during the three month period ended April 29, 2023 compared with a use of $464.0 million during the three month period ended April 30, 2022.

Net cash used in operating activities amounted to $78.0 million during the three month period ended April 29, 2023, compared with $172.3 million during the three month period ended April 30, 2022. The improvement in our operating cash flows was primarily driven by improved sales and margin in Fiscal 2023 and changes in working capital.

Net cash used in investing activities was $86.2 million during the three month period ended April 29, 2023 compared with $107.0 million during the three month period ended April 30, 2022. This change was primarily the result of proceeds from the sale of one owned store as well as a decrease in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $176.1 million during the three month period ended April 29, 2023 compared with $184.8 million during the three month period ended April 30, 2022. This change was primarily driven by fewer share repurchases, partially offset by increased debt repayments.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at April 29, 2023 of $265.4 million compared with $445.2 million at April 30, 2022. The decrease in working capital was primarily due to a decrease in cash and cash equivalents due to payments on the Convertible Notes and share repurchases, as well as decreased tax receivables, an increase in other current liabilities and decreased inventory. These decreases to working capital were partially offset by decreased payables. We had working capital at January 28, 2023 of $365.3 million.

Capital Expenditures

For the three month period ended April 29, 2023, cash spend for capital expenditures, net of $4.3 million of landlord allowances, amounted to $95.9 million.

We estimate that we will spend approximately $560 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2023, including approximately $285 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $120 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On February 16, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through February 2024.

During the first quarter of Fiscal 2023, we repurchased 245,414 shares of common stock for $51.4 million under this repurchase program. As of April 29, 2023, we had $295.9 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended April 29, 2023, we opened 13 new stores, inclusive of four relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of April 29, 2023 to 933 stores. During Fiscal 2023, we plan to open approximately 70-80 net new stores, which includes approximately 90-100 gross new stores.

Debt and Hedging

As of April 29, 2023, our obligations, inclusive of original issue discount, include $939.8 million under our Term Loan Facility, $397.4 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $32.5 million of finance lease obligations as of April 29, 2023.

Term Loan Facility

On May 11, 2023, we amended the Term Loan Credit Agreement to, effective as of July 1, 2023, change one of the reference interest rates for borrowings under the Term Loan Facility from the Term Loan Adjusted LIBOR Rate to the Adjusted Term
SOFR Rate (as defined in the Term Loan Credit Agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of
0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration and 0.43% for an interest period of six-months’ duration, with a floor of 0.00%.

At April 29, 2023, our borrowing rate related to the Term Loan Facility was 7.0%.

ABL Line of Credit

At April 29, 2023, we had $839.8 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the three month period ended April 29, 2023.

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

During the first quarter of Fiscal 2023 we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

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

Certain Information Concerning Contractual Obligations

We had $1,341.2 million of purchase commitments related to goods that were not received as of April 29, 2023, and had $3,965.1 million of future minimum lease payments under operating leases as of April 29, 2023. Additionally, during the first quarter of Fiscal 2023, we repurchased $110.3 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term

Debt,” for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2022 10-K.

Critical Accounting Policies and Estimates

Our Condensed Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2022 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; the impact of the COVID-19 pandemic and actions taken to slow its spread and the related impacts on economic activity, financial markets, labor markets and the global supply chain; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our ability to successfully implement one or more of our strategic initiatives and growth plans; our ability to execute our opportunistic buying and inventory management process; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in appropriate numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; domestic and international events affecting the delivery of merchandise to our stores; unforeseen cyber-related problems or attacks; payment-related risks; our ability to effectively generate sufficient levels of customer awareness and traffic through our advertising and marketing programs; damage to our corporate reputation or brand; issues with merchandise safety and shrinkage; lack of or insufficient insurance coverage; the impact of current and future laws and the interpretation of such laws; the impact of increasingly rigorous privacy and data security regulations; any unforeseen material loss or casualty or the existence of adverse litigation; use of social media in violation of applicable laws and regulations; our substantial level of indebtedness and related debt-service obligations; consequences of the failure to comply with covenants in our debt agreements; possible conversion of our 2.25% Convertible Notes due 2025; the availability of adequate financing; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2022 10-K.

Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2022 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, April 29, 2023. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 29, 2023.

During the quarter ended April 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 11 to our Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for further detail.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended April 29, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 29, 2023 through February 25, 2023	46,391	$227.46	46,381	$336,776
February 26, 2023 through April 1, 2023	140,763	$210.35	140,602	$307,200
April 2, 2023 through April 29, 2023	58,431	$193.48	58,431	$295,895
Total	245,585		245,414

(1)
The number of shares purchased between January 29, 2023 and February 25, 2023, between February 26, 2023 and April 1, 2023 and between April 2, 2023 and April 29, 2023 include 10 shares, 161 shares and zero shares, respectively, that were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase programs.
(2)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(3)
On February 16, 2022, our Board of Directors authorized the repurchase of $500.0 million of common stock, which is authorized to be executed through February 2024. As of April 29, 2023, we had $295.9 million remaining under this share repurchase authorization. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit No.	Filing Date
10.1†

Amendment No. 10, dated as of May 11, 2023, to the Credit Agreement dated as of February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

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

Date: May 25, 2023