Form 10-Q
period 2023-07-29
Burlington Stores, Inc.
filed 2023-08-24
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

The registrant had 64,850,028 shares of common stock outstanding as of July 29, 2023.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
REVENUES:
Net sales	$2,170,445	$1,983,889	$4,303,239	$3,909,532
Other revenue	4,362	4,052	8,524	8,101
Total revenue	2,174,807	1,987,941	4,311,763	3,917,633
COSTS AND EXPENSES:
Cost of sales	1,266,210	1,211,268	2,497,856	2,348,214
Selling, general and administrative expenses	775,285	685,504	1,530,913	1,365,831
Costs related to debt amendments	97	—	97	—
Depreciation and amortization	73,133	67,970	143,662	134,274
Impairment charges - long-lived assets	4,709	4,415	5,552	6,958
Other income - net	(6,165)	(12,608)	(15,163)	(16,005)
Loss on extinguishment of debt	—	—	24,644	14,657
Interest expense	19,545	15,435	38,890	30,041
Total costs and expenses	2,132,814	1,971,984	4,226,451	3,883,970
Income before income tax expense	41,993	15,957	85,312	33,663
Income tax expense	11,101	3,991	21,672	5,524
Net income	$30,892	$11,966	$63,640	$28,139

Net income per common share:
Common stock - basic	$0.48	$0.18	$0.98	$0.43
Common stock - diluted	$0.47	$0.18	$0.98	$0.42
Weighted average number of common shares:
Common stock - basic	64,895	65,803	64,925	66,042
Common stock - diluted	65,039	65,962	65,141	66,304

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022

Net income	$30,892	$11,966	$63,640	$28,139
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	8,465	(6,769)	9,412	13,291
Net reclassification into earnings during the period	(1,179)	2,079	(2,006)	4,921
Other comprehensive income (loss), net of tax	7,286	(4,690)	7,406	18,212
Total comprehensive income	$38,178	$7,276	$71,046	$46,351

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	July 29,	January 28,	July 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$520,974	$872,623	$454,985
Restricted cash and cash equivalents	—	6,582	6,582
Accounts receivable—net	80,742	71,091	70,858
Merchandise inventories	1,161,523	1,181,982	1,266,696
Assets held for disposal	5,120	19,823	1,933
Prepaid and other current assets	148,711	131,691	135,049
Total current assets	1,917,070	2,283,792	1,936,103
Property and equipment—net	1,699,469	1,668,005	1,609,302
Operating lease assets	2,925,595	2,945,932	2,831,932
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,925	3,205	3,689
Other assets	85,415	83,599	67,271
Total assets	$6,915,538	$7,269,597	$6,733,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$773,494	$955,793	$800,742
Current operating lease liabilities	400,266	401,111	375,294
Other current liabilities	456,075	541,413	418,427
Current maturities of long term debt	13,867	13,634	14,587
Total current liabilities	1,643,702	1,911,951	1,609,050
Long term debt	1,347,727	1,462,072	1,472,197
Long term operating lease liabilities	2,801,058	2,825,292	2,724,053
Other liabilities	70,771	69,386	69,563
Deferred tax liabilities	226,421	205,991	224,621
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,326,476 shares, 82,037,994 shares and 81,907,528 shares, respectively
Outstanding: 64,850,028 shares, 65,019,713 shares and 65,546,467 shares, respectively	8	8	7
Additional paid-in-capital	2,064,048	2,015,625	1,967,383
Accumulated earnings	708,055	644,415	442,432
Accumulated other comprehensive income	36,154	28,748	13,771
Treasury stock, at cost	(1,982,406)	(1,893,891)	(1,789,716)
Total stockholders' equity	825,859	794,905	633,877
Total liabilities and stockholders' equity	$6,915,538	$7,269,597	$6,733,361

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 29,	July 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$63,640	$28,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	143,662	134,274
Impairment charges—long-lived assets	5,552	6,958
Amortization of deferred financing costs	1,620	1,835
Accretion of long term debt instruments	471	476
Deferred income taxes	18,001	(1,804)
Loss on extinguishment of debt	24,644	14,657
Non-cash stock compensation expense	36,147	33,878
Non-cash lease expense	(2,993)	(343)
Cash received from landlord allowances	4,540	9,116
Changes in assets and liabilities:
Accounts receivable	(9,774)	(16,908)
Merchandise inventories	20,460	(245,687)
Prepaid and other current assets	(17,020)	235,468
Accounts payable	(183,775)	(283,861)
Other current liabilities	(72,833)	(71,405)
Other long term assets and long term liabilities	1,368	(287)
Other operating activities	(3,884)	2,632
Net cash provided by (used in) operating activities	29,826	(152,862)
INVESTING ACTIVITIES
Cash paid for property and equipment	(184,752)	(208,776)
Lease acquisition costs	(6,737)	(943)
Proceeds from sale of property and equipment and assets held for sale	13,831	23,324
Net cash used in investing activities	(177,658)	(186,395)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(4,807)	(4,807)
Principal payment on long term debt—Convertible Notes	(133,724)	(78,236)
Purchase of treasury shares	(88,056)	(212,721)
Proceeds from stock option exercises	12,276	5,952
Other financing activities	3,912	(7,037)
Net cash used in financing activities	(210,399)	(296,849)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(358,231)	(636,106)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	879,205	1,097,673
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$520,974	$461,567
Supplemental disclosure of cash flow information:
Interest paid	$44,969	$23,082
Income tax payments (refund) - net	$63,574	$(236,496)
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$54,503	$63,132

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2023

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of July 29, 2023, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 939 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Fiscal 2022 10-K). The balance sheet at January 28, 2023 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2022 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 29, 2023 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2022 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2023 is defined as the 53-week year ending February 3, 2024 and Fiscal 2022 is defined as the 52-week year ended January 28, 2023. The first and second quarters of Fiscal 2023 and Fiscal 2022 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended July 29, 2023, and there were no new accounting standards or pronouncements that were issued but not yet effective as of July 29, 2023 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and six month periods ended July 29, 2023 and July 30, 2022 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	$8	$2,043,111	$677,163	$28,868	(17,273,152)	$(1,947,676)	$801,474
Net income	—	—	—	30,892	—	—	—	30,892
Stock options exercised	15,236	—	1,512	—	—	—	—	1,512
Shares used for tax withholding	—	—	—	—	—	(48,938)	(8,626)	(8,626)
Shares purchased as part of publicly announced program, inclusive of $0.1 million related to excise tax	—	—	—	—	—	(154,358)	(26,104)	(26,104)
Vesting of restricted shares	153,739	—	—	—	—	—	—	—
Stock based compensation	—	—	19,425	—	—	—	—	19,425
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.1 million	—	—	—	—	8,465	—	—	8,465
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.4 million	—	—	—	—	(1,179)	—	—	(1,179)
Balance at July 29, 2023	82,326,476	$8	$2,064,048	$708,055	$36,154	(17,476,448)	$(1,982,406)	$825,859

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	$7	$1,948,980	$430,466	$18,461	(15,728,755)	$(1,681,758)	$716,156
Net income	—	—	—	11,966	—	—	—	11,966
Stock options exercised	23,088	—	1,230	—	—	—	—	1,230
Shares used for tax withholding	—	—	—	—	—	(34,028)	(6,923)	(6,923)
Shares purchased as part of publicly announced program	—	—	—	—	—	(598,278)	(101,035)	(101,035)
Vesting of restricted shares	83,620	—	—	—	—	—	—	—
Stock based compensation	—	—	17,173	—	—	—	—	17,173
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(6,769)	—	—	(6,769)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.8 million	—	—	—	—	2,079	—	—	2,079
Balance at July 30, 2022	81,907,528	$7	$1,967,383	$442,432	$13,771	(16,361,061)	$(1,789,716)	$633,877

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2023 (remainder)	$268,243	$2,969
2024	567,575	5,733
2025	534,014	3,604
2026	494,390	3,640
2027	453,052	3,640
2028	404,145	3,447
Thereafter	1,193,134	20,787
Total future minimum lease payments	3,914,553	43,820
Amount representing interest	(713,229)	(12,325)
Total lease liabilities	3,201,324	31,495
Less: current portion of lease liabilities	(400,266)	(4,253)
Total long term lease liabilities	$2,801,058	$27,242

Weighted average discount rate	5.2%	6.0%
Weighted average remaining lease term (years)	7.9	11.8

The above schedule excludes approximately $446.8 million for 78 stores that the Company has committed to open or relocate but has not yet taken possession of the space. Subsequent to the end of the second quarter, the Company committed to a total of $206.6 million relating to 40 additional store leases acquired from Bed Bath & Beyond. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Finance lease cost:
Amortization of finance lease asset (a)	$877	$1,140	$1,753	$2,281
Interest on lease liabilities (b)	475	697	971	1,419
Operating lease cost (c)	140,852	128,646	279,802	254,334
Variable lease cost (c)	55,878	51,578	109,949	100,549
Total lease cost	198,082	182,061	392,475	358,583
Less all rental income (d)	(1,442)	(1,140)	(2,840)	(2,688)
Total net rent expense (e)	$196,640	$180,921	$389,635	$355,895

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$282,825	$255,235
Cash payments for the principal portion of finance lease liabilities (b)	$1,952	$2,316
Cash payments for the interest portion of finance lease liabilities (a)	$971	$1,419
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$188,878	$392,612

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 29,	January 28,	July 30,
	2023	2023	2022
Senior secured term loan facility (Term B-6 Loans), adjusted SOFR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$937,676	$942,012	$946,345
Convertible senior notes, 2.25%, matures on April 15, 2025	397,375	507,687	507,687
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	31,495	33,447	41,629
Unamortized deferred financing costs	(4,952)	(7,440)	(8,877)
Total debt	1,361,594	1,475,706	1,486,784
Less: current maturities	(13,867)	(13,634)	(14,587)
Long term debt, net of current maturities	$1,347,727	$1,462,072	$1,472,197

Term Loan Facility

The Term Loan Facility is collateralized by a first lien on the Company's favorable leases, real estate and property & equipment and a second lien on the Company's inventory and receivables. On May 11, 2023, the Company amended the Term Loan Credit Agreement to, effective as of June 30, 2023, change one of the reference interest rates for borrowings under the Term Loan Facility from the Term Loan Adjusted LIBOR Rate to the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration and 0.43% for an interest period of six-months’ duration, with a floor of 0.00%. In connection with the execution of this amendment, the Company incurred fees of $0.1 million, primarily related to legal fees, which were recorded in the line item “Costs related to debt amendments” in the Company’s Condensed Consolidated Statement of Income.

Interest rates for the Term Loan Facility are based on: (i) for SOFR rate loans, a rate per annum equal to the Adjusted Term SOFR Rate for the applicable interest period, plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Adjusted Term SOFR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.

At July 29, 2023 and July 30, 2022, the interest rate related to the Term Loan Facility was 7.4% and 4.4%, respectively.

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

ABL Line of Credit

On July 20, 2022, BCFWC entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the Amendment). The Amendment increased the aggregate principal amount of the commitments of its current asset-based lending facility (the ABL Line of Credit) from $650.0 million to $900.0 million and replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available). The applicable SOFR rate includes a credit spread adjustment of 0.10%.

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit will automatically be reduced to (i) $237.5 million on April 1, 2024, (ii) $225 million on July 1, 2024, (iii) $212.5 million on October 1, 2024, and (iv) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing dates under clauses (i) through (iii), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At July 29, 2023, the Company had $818.7 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six month periods ended July 29, 2023.

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

During the second quarter of Fiscal 2023, the Company amended its interest rate swap to be based on SOFR rather than LIBOR, which resulted in an updated swap rate of 2.16%. This amendment was covered under the guidance in ASC 848 and did not impact the hedge accounting relationship.

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

As of July 29, 2023, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	One	$450.0 million	2.16%	June 24, 2028

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	July 29, 2023		January 28, 2023		July 30, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$36,134	Other assets	$29,152	Other assets	$11,290

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Unrealized gains (losses), before taxes	$11,560	$(9,345)	$12,853	$18,146
Income tax (expense) benefit	(3,095)	2,576	(3,441)	(4,855)
Unrealized gains (losses), net of taxes	$8,465	$(6,769)	$9,412	$13,291

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest (benefit) expense	$(1,610)	$2,847	$(2,739)	$6,739
Income tax expense (benefit)	431	(768)	733	(1,818)
Net reclassification into earnings	$(1,179)	$2,079	$(2,006)	$4,921

The Company estimates that approximately $12.9 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of July 29, 2023, January 28, 2023 and July 30, 2022 are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 29,	January 28,	July 30,
	2023	2023	2022
Level 1
Cash equivalents (including restricted cash equivalents)	$206,373	$548,986	$92,015

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

Impairment charges on long-lived assets were $2.3 million during the second quarter of Fiscal 2023, related to declines in revenue and operating results for eight stores, as well as lease asset impairment of $2.4 million related to one of those stores. Impairment charges on long-lived assets were $4.4 million during the second quarter of Fiscal 2022, related to declines in revenue and operating results for two stores.

Impairment charges on long-lived assets were $2.9 million during the six months ended July 29, 2023, related to declines in revenue and operating results for ten stores, as well as lease asset impairment of $2.6 million related to three of those stores. Impairment charges on long-lived assets were $7.0 million during the six months ended July 30, 2022, related to declines in revenue and operating results for two stores, one owned store sold below net carrying value, and unrecoverable fixed assets at two relocating stores. During the six months ended July 29, 2023 and the six months ended July 30, 2022, the assets impaired had a remaining carrying value after impairments of $75.9 million and $32.5 million , respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	July 29, 2023		January 28, 2023		July 30, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$942,187	$939,831	$946,994	$938,708	$951,801	$925,626
Convertible Notes	397,375	429,860	507,687	619,409	507,687	523,136
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,339,562	$1,369,691	$1,454,681	$1,558,117	$1,459,488	$1,448,762
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

7. Income Taxes

Income tax expense was $11.1 million during the second quarter of Fiscal 2023 compared with $4.0 million during the second quarter of Fiscal 2022. The effective tax rate for the second quarter of Fiscal 2023 was 26.4% compared with 25.0% during the second quarter of Fiscal 2022. The increase in income tax expense and tax rate is due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

Income tax expense was $21.7 million during the first half of Fiscal 2023 compared with $5.5 million during the first half of Fiscal 2022. The effective tax rate for the first half of Fiscal 2023 was 25.4% compared with 16.4% during the first half of Fiscal 2023. The increase in income tax expense and tax rate is due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

Net deferred taxes are as follows:

	(in thousands)
	July 29,	January 28,	July 30,
	2023	2023	2022
Deferred tax asset	$2,925	$3,205	$3,689
Deferred tax liability	226,421	205,991	224,621
Net deferred tax liability	$223,496	$202,786	$220,932

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of July 29, 2023, the Company had a deferred tax asset related to net operating losses of $8.9 million, inclusive of $8.6 million related to state net operating losses that expire at various dates between 2024 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of July 29, 2023, the Company had a deferred tax asset related to tax credit carry-forwards of $13.1 million, inclusive of $12.7 million of state tax credit carry-forwards, which will begin to expire in 2024, and $0.4 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of July 29, 2023, January 28, 2023 and July 30, 2022, valuation allowances amounted to $13.8 million, $13.1 million and $10.2 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the six month period ended July 29, 2023, the Company acquired 58,395 shares of common stock from employees for approximately $10.6 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through February 2024.

During the six month period ended July 29, 2023, the Company repurchased 399,772 shares of common stock for $77.5 million under these repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of July 29, 2023, the Company had $269.9 million remaining under its share repurchase authorization.

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Basic net income per share
Net income	$30,892	$11,966	$63,640	$28,139
Weighted average number of common shares – basic	64,895	65,803	64,925	66,042
Net income per common share – basic	$0.48	$0.18	$0.98	$0.43
Diluted net income per share
Net income	$30,892	$11,966	$63,640	$28,139
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	64,895	65,803	64,925	66,042
Assumed exercise of stock options and vesting of restricted stock	144	159	216	262
Assumed conversion of convertible debt	—	—	—	—
Weighted average number of common shares – diluted	65,039	65,962	65,141	66,304
Net income per common share – diluted	$0.47	$0.18	$0.98	$0.42

Approximately 1,821,000 and 1,282,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 29, 2023, respectively, since their effect was anti-dilutive.

Approximately 1,340,000 and 950,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 30, 2022, respectively, since their effect was anti-dilutive.

During the three and six months ended July 29, 2023, respectively, shares of common stock issuable upon conversion of the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion price of $220.18 exceeded the average market price of the Company’s common stock during the periods.

10. Stock Based Compensation

As of July 29, 2023, there were 5,178,607 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
Type of Non-Cash Stock Compensation	2023	2022	2023	2022
Restricted stock and restricted stock unit grants (a)	$11,178	$10,292	$20,544	$18,784
Stock option grants (a)	4,996	5,293	9,198	10,292
Performance stock unit grants (a)	3,251	1,588	6,405	4,802
Total (b)	$19,425	$17,173	$36,147	$33,878

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and six month periods ended July 29, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.6 million and $6.9 million, respectively. For the three and six month periods ended July 30, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.0 million and $6.2 million, respectively.

Stock Options

Stock option transactions during the six month period ended July 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2023	1,218,101	$193.31
Options granted	357,115	186.32
Options exercised (a)	(106,207)	115.58
Options forfeited	(34,867)	224.03
Options outstanding, July 29, 2023	1,434,142	$196.58

(a)
Options exercised during the six month period ended July 29, 2023 had a total intrinsic value of $9.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of July 29, 2023:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,434,142	7.5	$196.58	$13.1
Options exercisable	710,215	5.9	$187.41	$11.5

The fair value of each stock option granted during the six month period ended July 29, 2023 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Six Months Ended
July 29,
2023
Risk-free interest rate	3.5%
Expected volatility	41.8%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$69.30

The expected dividend yield was based on the Company’s expectation of not paying dividends in the near term. To evaluate its volatility factor, the Company uses the historical volatility of its stock price over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The expected life of the options was estimated using historical exercise rates.

Restricted Stock

Restricted stock transactions during the six month period ended July 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	477,441	$222.90
Awards granted	281,693	185.92
Awards vested (a)	(156,600)	211.70
Awards forfeited	(18,837)	228.31
Non-vested awards outstanding, July 29, 2023	583,697	$207.88

(a)
Restricted stock awards vested during the six month period ended July 29, 2023 had a total intrinsic value of $27.7 million.

The fair value of each share of restricted stock granted during the six month period ended July 29, 2023 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the six month period ended July 29, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	196,300	$226.05
Awards granted	111,791	186.78
Awards vested (a)	(26,116)	179.46
Awards forfeited	(47,961)	196.08
Non-vested awards outstanding, July 29, 2023	234,014	$218.64

(a)
Performance-based stock awards vested during the six month period ended July 29, 2023 had a total intrinsic value of $5.5 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $56.4 million, $51.1 million and $57.5 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively. Among these arrangements, as of July 29, 2023, January 28, 2023 and July 30, 2022, the Company had letters of credit outstanding in the amount of $50.4 million, $47.4 million and $47.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $6.0 million, $3.7 million and $9.7 million at July 29, 2023, January 28, 2023 and July 30, 2022, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $193.6 million, $98.9 million and $92.5 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.

Purchase Commitments

The Company had $1,301.2 million of purchase commitments related to goods that were not received as of July 29, 2023.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 939 stores as of July 29, 2023 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2023 is defined as the 53-week year ending February 3, 2024. Fiscal 2022 is defined as the 52-week year ended January 28, 2023.

Store Openings, Closings, and Relocations

During the six month period ended July 29, 2023, we opened 22 new stores, inclusive of five relocations, and permanently closed five stores, exclusive of the aforementioned relocations, bringing our store count as of July 29, 2023 to 939 stores.

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
•
Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand our offerings in certain existing categories, such as ladies’ apparel, beauty, and home merchandise, and maintain the flexibility to introduce new categories as we expand our merchandising capabilities.
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
•
Enhancing Operating Margins.

We intend to increase our operating margins through the following initiatives:

•
Improving Operational Flexibility. Our store and supply chain teams must continue to respond to the sales chase, enhancing their ability at flexing up and down based on trends, and allowing us to maximize leverage on sales.
•
Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, as we plan to carry less inventory in our stores compared to historical levels, we expect to drive faster turns, which should reduce the amount of markdowns taken compared to historical levels.
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

General Economic Conditions. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures continue to negatively impact the discretionary spending of the low-income shopper, our core customer. In addition to inflation, consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, the costs of basic necessities and other goods, levels of employment, salaries and wage rates, prevailing interest rates, reductions in government benefits and lower tax refunds, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns are generally influenced by consumers’ disposable income, credit availability and debt levels.

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world, such as the current war in Ukraine, could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Net income. We earned net income of $30.9 million during the three month period ended July 29, 2023 compared with net income of $12.0 million during the three month period ended July 30, 2022. We earned net income of $63.6 million during the six month period ended July 29, 2023 compared with a net income of $28.1 million during the six month period ended July 30, 2022.This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) costs related to debt amendments; (iv) impairment charges; (v) amounts related to certain litigation matters; and (vi) other unusual, non-recurring or extraordinary expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) depreciation and amortization; (vii) net favorable lease costs; (viii) impairment charges; (ix) amounts related to certain litigation matters; and (x) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) impairment charges; (vii) net favorable lease costs; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

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
costs related to debt amendments;
•
impairment charges on long-lived assets;
•
amounts charged for certain litigation matters; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three and six months ended July 29, 2023, Adjusted Net Income increased $15.9 million to $38.9 million and increased $34.9 million to $93.9 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended July 29, 2023 compared with the three and six months ended July 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted Net Income:
Net income	$30,892	$11,966	$63,640	$28,139
Net favorable lease costs (a)	3,979	4,769	8,042	9,471
Loss on extinguishment of debt (b)	—	—	24,644	14,657
Costs related to debt amendments (c)	97	—	97	—
Impairment charges - long-lived assets	4,709	4,415	5,552	6,958
Litigation matters (d)	1,500	5,500	1,500	10,500
Tax effect (e)	(2,305)	(3,702)	(9,605)	(10,719)
Adjusted Net Income	$38,872	$22,948	$93,870	$59,006

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
(b)
Amounts relate to the partial repurchases of the Convertible Senior Notes due 2025 (Convertible Notes) in the first quarters of Fiscal 2023 and Fiscal 2022.
(c)
Relates to the Term Loan Credit Agreement amendment in the second quarter of Fiscal 2023 changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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

During the three and six months ended July 29, 2023, Adjusted EBITDA increased $30.3 million to $140.8 million and increased $62.1 million to $298.1 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and six months ended July 29, 2023 compared with the three and six months ended July 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$30,892	$11,966	$63,640	$28,139
Interest expense	19,545	15,435	38,890	30,041
Interest income	(4,115)	(3,463)	(9,573)	(3,582)
Net favorable lease costs (a)	3,979	4,769	8,042	9,471
Loss on extinguishment of debt (b)	—	—	24,644	14,657
Costs related to debt amendments (c)	97	—	97	—
Impairment charges - long-lived assets	4,709	4,415	5,552	6,958
Litigation matters (d)	1,500	5,500	1,500	10,500
Depreciation and amortization	73,133	67,970	143,662	134,274
Income tax expense	11,101	3,991	21,672	5,524
Adjusted EBITDA	$140,841	$110,583	$298,126	$235,982

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the Convertible Notes in the first quarters of Fiscal 2023 and Fiscal 2022.
(c)
Relates to the Term Loan Credit Agreement amendment in the second quarter of Fiscal 2023 changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
(d)
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

During the three and six months ended July 29, 2023, Adjusted EBIT increased $25.1 million to $67.7 million and increased $52.8 million to $154.5 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and six months ended July 29, 2023 compared with the three and six months ended July 30, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBIT:
Net income	$30,892	$11,966	$63,640	$28,139
Interest expense	19,545	15,435	38,890	30,041
Interest income	(4,115)	(3,463)	(9,573)	(3,582)
Net favorable lease costs (a)	3,979	4,769	8,042	9,471
Loss on extinguishment of debt (b)	—	—	24,644	14,657
Costs related to debt amendments (c)	97	—	97	—
Impairment charges - long-lived assets	4,709	4,415	5,552	6,958
Litigation matters (d)	1,500	5,500	1,500	10,500
Income tax expense	11,101	3,991	21,672	5,524
Adjusted EBIT	$67,708	$42,613	$154,464	$101,708

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the Convertible Notes in the first quarters of Fiscal 2023 and Fiscal 2022.
(c)
Relates to the Term Loan Credit Agreement amendment in the second quarter of Fiscal 2023 changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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

	Three Months Ended	Six Months Ended
July 29, 2023	4%	4%
July 30, 2022	-17%	-17%

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

Gross margin as a percentage of net sales increased to 41.7% during the three month period ended July 29, 2023, compared with 38.9% during three month period ended July 30, 2022, driven primarily by decreased freight costs and increased merchandise margins. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 50 basis points as a percentage of net sales.

Gross margin as a percentage of net sales increased to 42.0% during the six months ended July 29, 2023, compared with 39.9% during six months ended July 30, 2022, driven primarily by decreased freight costs and increased merchandise margins. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 60 basis points as a percentage of net sales.

Inventory. Inventory at July 29, 2023 decreased to $1,161.5 million compared with $1,266.7 million at July 30, 2022. The decrease was attributable primarily to decreased reserve inventory, partially offset by 62 net new stores opened since the end of the second quarter of Fiscal 2022.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends.

Inventory at January 28, 2023 was $1,182.0 million. The decrease in inventory from January 28, 2023 is primarily driven by decreased reserve inventory, partially offset by 12 net new stores opened since the end of Fiscal 2022.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.3% and 8.2% during the three and six month periods ended July 29, 2023, respectively, compared with 8.2% and 8.1% during the three and six month periods ended July 30, 2022, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $358.2 million during the six months ended July 29, 2023, compared with a decrease of $636.1 million during the six months ended July 30, 2022. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended July 29, 2023 and the three and six months ended July 30, 2022.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	58.3	61.1	58.0	60.1
Selling, general and administrative expenses	35.7	34.6	35.6	34.9
Costs related to debt amendments	0.0	—	0.0	—
Depreciation and amortization	3.4	3.4	3.3	3.4
Impairment charges - long-lived assets	0.2	0.2	0.1	0.2
Other income - net	(0.3)	(0.6)	(0.3)	(0.4)
Loss on extinguishment of debt	—	—	0.6	0.4
Interest expense	0.9	0.8	0.9	0.8
Total costs and expenses	98.2	99.5	98.2	99.4
Income before income tax expense	2.0	0.7	2.0	0.8
Income tax expense	0.5	0.2	0.5	0.1
Net income	1.5%	0.5%	1.5%	0.7%

Three Month Period Ended July 29, 2023 Compared With the Three Month Period Ended July 30, 2022

Net sales

Net sales improved approximately $186.6 million, or 9.4%, to $2,170.4 million during the second quarter of Fiscal 2023, primarily driven by an increase of 4% in comparable stores sales during the second quarter of Fiscal 2023, as well as the net sales of 62 net new stores since the end of the second quarter of Fiscal 2022.

Cost of sales

Cost of sales as a percentage of net sales decreased to 58.3% during the second quarter of Fiscal 2023, compared to 61.1% during the second quarter of Fiscal 2022. This decrease was primarily driven by decreased freight and increased merchandise margins. On a dollar basis, cost of sales increased $54.9 million, or 4.5%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 50 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended July 29, 2023 compared with the three month period ended July 30, 2022. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Three Months Ended
	July 29,	Percentage of	July 30,	Percentage of
	2023	Net Sales	2022	Net Sales	$ Variance	% Change
Store related costs	$462.0	21.3%	$418.2	21.0%	$43.8	10.5%
Product sourcing costs	182.9	8.4	156.8	7.9	26.1	16.6
Corporate costs	89.1	4.1	79.0	4.0	10.1	12.8
Marketing and strategy costs	12.4	0.6	6.7	0.3	5.7	85.1
Other selling, general and administrative expenses	28.9	1.3	24.8	1.4	4.1	16.5
Selling, general and administrative expenses	$775.3	35.7%	$685.5	34.6%	$89.8	13.1%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased product sourcing costs, store related costs, and marketing costs. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in product sourcing costs, occupancy costs, and store payroll costs.

During the first half of Fiscal 2023, we acquired 22 store leases directly from Bed Bath & Beyond. We started paying rent immediately upon acquisition of these stores even though the stores will not open for several months. This transaction resulted in $2.4 million of selling, general and administrative expenses during the second quarter of Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $73.1 million during the second quarter of Fiscal 2023 compared with $68.0 million during the second quarter of Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $4.7 million during the second quarter of Fiscal 2023, related to unrecoverable fixed assets at eight underperforming stores and unrecoverable lease assets at one of those stores. Impairment charges on long-lived assets were $4.4 million during the second quarter of Fiscal 2022, related to unrecoverable fixed assets at two underperforming stores.

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

Other income - net

Other income - net decreased $6.4 million to $6.2 million during the second quarter of Fiscal 2023, compared to the same period in the prior year. The decrease was primarily driven by the gain on sale of real estate related assets as well as insurance claims in Fiscal 2022 that did not repeat in Fiscal 2023.

Interest expense

Interest expense increased $4.1 million during the second quarter of Fiscal 2023 to $19.5 million, compared to the same period in the prior year. The increase was driven by a higher interest rate on the unhedged portion of the term loan, partially offset by the partial repurchase of the Convertible Notes in the first quarter of Fiscal 2023.

The average interest rates and average balances related to our variable rate debt for the second quarter of Fiscal 2023 compared with the second quarter of Fiscal 2022, are summarized in the table below:

	Three Months Ended
	July 29,	July 30,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$943.8	$953.4
Average interest rate – Term Loan Facility	7.1%	3.2%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $11.1 million during the second quarter of Fiscal 2023 compared with income tax expense of $4.0 million during the second quarter of Fiscal 2022. The effective tax rate for the second quarter of Fiscal 2023 was 26.4% compared with 25.0% during the second quarter of Fiscal 2022. The increase in income tax expense and tax rate was due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2023 resulted in an annual effective income tax rate of approximately 29% (before discrete items) as our best estimate.

Net income

We earned net income of $30.9 million for the second quarter of Fiscal 2023 compared with $12.0 million for the second quarter of Fiscal 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income for the second quarter of Fiscal 2023 included $1.8 million of expense, net of income taxes, related to recently acquired leases from Bed Bath & Beyond, included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Six Month Period Ended July 29, 2023 Compared With the Six Month Period Ended July 30, 2022

Net sales

Net sales improved approximately $393.7 million, or 10.1%, to $4,303.2 million during the first half of Fiscal 2023, primarily driven by an increase of 4% in comparable stores sales during the first half of Fiscal 2023, as well as the net sales of 62 net new stores since the end of the second quarter of Fiscal 2022.

Cost of sales

Cost of sales as a percentage of net sales decreased to 58.0% during the first half of Fiscal 2023, compared to 60.1% during the first half of Fiscal 2022. This decrease was primarily driven by decreased freight costs and higher merchandise margins. On a dollar basis, cost of sales increased $149.6 million, or 6.4%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 60 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the six month period ended July 29, 2023 compared with the six month period ended July 30, 2022. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Six Months Ended
	July 29, 2023	Percentage of Net Sales	July 30, 2022	Percentage of Net Sales	$ Variance	% Change
Store related costs	$908.2	21.1%	$825.9	21.1%	$82.3	10.0%
Product sourcing costs	369.8	8.6	313.6	8.0	56.2	17.9
Corporate costs	169.9	3.9	157.0	4.0	12.9	8.2
Marketing and strategy costs	26.8	0.6	20.7	0.5	6.1	29.5
Other selling, general and administrative expenses	56.2	1.4	48.6	1.3	7.6	15.6
Selling, general and administrative expenses	$1,530.9	35.6%	$1,365.8	34.9%	$165.1	12.1%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased product sourcing costs. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in product sourcing costs, occupancy costs, and store payroll costs.

During the first half of Fiscal 2023, we acquired 22 store leases directly from Bed Bath & Beyond. We started paying rent immediately upon acquisition of these stores even though the stores will not open for several months. This transaction resulted in $2.7 million of selling, general and administrative expenses during the first half of Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $143.7 million during the first half of Fiscal 2023 compared with $134.3 million during the first half of Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $5.6 million during the first half of Fiscal 2023, related to unrecoverable fixed assets at ten underperforming stores and unrecoverable lease assets at three of those stores. Impairment charges on long-lived assets were $7.0 million during the first half of Fiscal 2022, related to declines in revenue and operating results for two stores, one owned store sold below net carrying value, and unrecoverable fixed assets at two relocating stores.

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

Loss on Extinguishment of Debt

During the first half of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

During the first half of Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

Interest expense

Interest expense increased $8.8 million during the first half of Fiscal 2023 to $38.9 million, compared to the same period in the prior year. The increase was driven by a higher interest rate on the unhedged portion of the term loan, partially offset by the partial repurchase of the Convertible Notes in the first quarter of Fiscal 2023.

The average interest rates and average balances related to our variable rate debt for the first half of Fiscal 2023 compared with the first half of Fiscal 2022, are summarized in the table below:

	Six Months Ended
	July 29,	July 30,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$945.0	$954.6
Average interest rate – Term Loan Facility	6.9%	2.7%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $21.7 million during the first half of Fiscal 2023 compared with income tax expense of $5.5 million during the first half of Fiscal 2022. The effective tax rate for the first half of Fiscal 2023 was 25.4% compared with 16.4% during the first half of Fiscal 2022. The increase in income tax expense and tax rate was due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first half of Fiscal 2023 resulted in an annual effective income tax rate of approximately 29% (before discrete items) as our best estimate.

Net income

We earned net income of $63.6 million for the first half of Fiscal 2023 compared with $28.1 million for the first half of Fiscal 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income for the first half of Fiscal 2023 included $2.0 million of expense, net of income taxes, related to recently acquired leases from Bed Bath & Beyond, included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

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

Cash Flow for the Six Month Period Ended July 29, 2023 Compared With the Six Month Period Ended July 30, 2022

We used $358.2 million of cash during the six month period ended July 29, 2023 compared with a use of $636.1 million during the six month period ended July 30, 2022.

Net cash provided by operating activities amounted to $29.8 million during the six month period ended July 29, 2023, compared with net cash used of $152.9 million during the six month period ended July 30, 2022. The increase in our operating cash flows was primarily driven by improved sales and gross margin as well as the impact of changes in working capital.

Net cash used in investing activities was $177.7 million during the six month period ended July 29, 2023 compared with $186.4 million during the six month period ended July 30, 2022. This change was primarily the result of a decrease in capital expenditures related to our stores (new stores, remodels and other store expenditures).

Net cash used in financing activities was $210.4 million during the six month period ended July 29, 2023 compared with $296.8 million during the six month period ended July 30, 2022. This change was primarily driven by less repurchases of shares of our common stock under our share repurchase program in Fiscal 2023, partially offset by increased debt repayments.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at July 29, 2023 of $273.4 million compared with $320.5 million at July 30, 2022. The decrease in working capital was primarily due to decreased inventory, partially offset by an increased cash balance. We had working capital at January 28, 2023 of $365.3 million.

Capital Expenditures

For the six month period ended July 29, 2023, cash spend for capital expenditures, net of $4.5 million of landlord allowances, amounted to $186.9 million.

We estimate that we will spend approximately $560 million, net of approximately $15 million of landlord allowances, in capital expenditures during Fiscal 2023, including approximately $285 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $95 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through February 2024.

During the first half of Fiscal 2023, we repurchased 399,772 shares of common stock for $77.5 million under these repurchase programs. As of July 29, 2023, we had $269.9 million remaining under our share repurchase authorization.

On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

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

Operational Growth

During the six month period ended July 29, 2023, we opened 22 new stores, inclusive of five relocations, and closed five stores, exclusive of the aforementioned relocations, bringing our store count as of July 29, 2023 to 939 stores. During Fiscal 2023, we plan to open 70-80 net new stores.

Debt and Hedging

As of July 29, 2023, our obligations, inclusive of original issue discount, include $937.7 million under our Term Loan Facility, $397.4 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $31.5 million of finance lease obligations as of July 29, 2023.

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

At July 29, 2023, our borrowing rate related to the Term Loan Facility was 7.4%.

ABL Line of Credit

On June 26, 2023, we entered into an amendment to the credit agreement governing our ABL Line of Credit, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit will automatically be reduced to (i) $237.5 million on April 1, 2024, (ii) $225 million on July 1, 2024, (iii) $212.5 million on October 1, 2024, and (iv) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing dates under clauses (i) through (iii), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At July 29, 2023, we had $818.7 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the six month period ended July 29, 2023.

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

During the first quarter of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

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

Certain Information Concerning Contractual Obligations

We had $1,301.2 million of purchase commitments related to goods that were not received as of July 29, 2023, and had $3,914.6 million of future minimum lease payments under operating leases as of July 29, 2023. Additionally, during the first quarter of Fiscal 2023, we repurchased $110.3 million in aggregate principal amount of the Convertible Notes. See Note 4, “Long Term Debt" for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2022 10-K.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, July 29, 2023. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 29, 2023.

During the quarter ended July 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended July 29, 2023:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 30, 2023 through May 27, 2023	67,259	$177.07	67,259	$283,985
May 28, 2023 through July 1, 2023	24,620	$154.51	24,620	$280,181
July 2, 2023 through July 29, 2023	62,479	$165.23	62,479	$269,857
Total	154,358		154,358

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through February 2024. As of July 29, 2023, we had $269.9 million remaining under this share repurchase authorization. On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended July 29, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1†

Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 26, 2023, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

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

Date: August 24, 2023