Form 10-Q
period 2023-10-28
Burlington Stores, Inc.
filed 2023-11-21
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The registrant had 64,525,262 shares of common stock outstanding as of October 28, 2023.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
REVENUES:
Net sales	$2,284,673	$2,035,927	$6,587,912	$5,945,459
Other revenue	4,673	4,760	13,197	12,862
Total revenue	2,289,346	2,040,687	6,601,109	5,958,321
COSTS AND EXPENSES:
Cost of sales	1,297,805	1,198,126	3,795,661	3,546,340
Selling, general and administrative expenses	826,822	726,926	2,357,736	2,092,756
Costs related to debt amendments	—	—	97	—
Depreciation and amortization	76,087	67,634	219,749	201,908
Impairment charges - long-lived assets	814	10,599	6,367	17,556
Other income - net	(12,384)	(2,828)	(27,549)	(18,833)
Loss on extinguishment of debt	13,630	—	38,274	14,657
Interest expense	19,680	17,412	58,570	47,454
Total costs and expenses	2,222,454	2,017,869	6,448,905	5,901,838
Income before income tax expense	66,892	22,818	152,204	56,483
Income tax expense	18,341	6,035	40,013	11,560
Net income	$48,551	$16,783	$112,191	$44,923

Net income per common share:
Common stock - basic	$0.75	$0.26	$1.73	$0.68
Common stock - diluted	$0.75	$0.26	$1.73	$0.68
Weighted average number of common shares:
Common stock - basic	64,707	65,362	64,852	65,815
Common stock - diluted	64,802	65,504	65,024	66,058

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Net income	$48,551	$16,783	$112,191	$44,923
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	7,618	22,402	17,029	35,693
Net reclassification into earnings during the period	(1,386)	851	(3,391)	5,772
Other comprehensive income, net of tax	6,232	23,253	13,638	41,465
Total comprehensive income	$54,783	$40,036	$125,829	$86,388

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	October 28,	January 28,	October 29,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$615,863	$872,623	$428,583
Restricted cash and cash equivalents	—	6,582	6,582
Accounts receivable—net	91,579	71,091	80,641
Merchandise inventories	1,329,129	1,181,982	1,445,087
Assets held for disposal	23,299	19,823	7,054
Prepaid and other current assets	154,962	131,691	131,834
Total current assets	2,214,832	2,283,792	2,099,781
Property and equipment—net	1,767,626	1,668,005	1,666,523
Operating lease assets	3,130,574	2,945,932	2,951,614
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,870	3,205	3,643
Other assets	92,734	83,599	94,885
Total assets	$7,493,700	$7,269,597	$7,101,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$939,658	$955,793	$953,680
Current operating lease liabilities	412,303	401,111	391,056
Other current liabilities	588,645	541,413	520,145
Current maturities of long term debt	13,970	13,634	13,528
Total current liabilities	1,954,576	1,911,951	1,878,409
Long term debt	1,397,618	1,462,072	1,464,563
Long term operating lease liabilities	2,982,549	2,825,292	2,828,574
Other liabilities	70,572	69,386	68,687
Deferred tax liabilities	237,909	205,991	222,549
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,354,291 shares, 82,037,994 shares and 81,933,895 shares, respectively
Outstanding: 64,525,262 shares, 65,019,713 shares and 65,191,267 shares, respectively	8	8	7
Additional paid-in-capital	2,086,798	2,015,625	1,984,821
Accumulated earnings	756,606	644,415	459,215
Accumulated other comprehensive income	42,386	28,748	37,024
Treasury stock, at cost	(2,035,322)	(1,893,891)	(1,842,339)
Total stockholders' equity	850,476	794,905	638,728
Total liabilities and stockholders' equity	$7,493,700	$7,269,597	$7,101,510

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 28,	October 29,
	2023	2022
OPERATING ACTIVITIES
Net income	$112,191	$44,923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	219,749	201,908
Impairment charges—long-lived assets	6,367	17,556
Amortization of deferred financing costs	2,380	2,731
Accretion of long term debt instruments	706	713
Deferred income taxes	27,254	(12,339)
Loss on extinguishment of debt	38,274	14,657
Non-cash stock compensation expense	57,792	51,195
Non-cash lease expense	(4,068)	674
Cash received from landlord allowances	7,739	9,799
Changes in assets and liabilities:
Accounts receivable	(20,611)	(26,801)
Merchandise inventories	(147,146)	(424,078)
Prepaid and other current assets	(23,271)	238,680
Accounts payable	(20,249)	(133,305)
Other current liabilities	17,197	20,163
Other long term assets and long term liabilities	1,113	(1,135)
Other operating activities	(5,221)	4,236
Net cash provided by operating activities	270,196	9,577
INVESTING ACTIVITIES
Cash paid for property and equipment	(304,442)	(338,979)
Lease acquisition costs	(20,481)	(3,515)
Proceeds from sale of property and equipment and assets held for sale	13,639	23,383
Net cash used in investing activities	(311,284)	(319,111)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(7,211)	(7,211)
Proceeds from long term debt— 2027 Convertible Notes	297,069	—
Principal payment on long term debt— 2025 Convertible Notes	(386,519)	(78,236)
Purchase of treasury shares	(140,482)	(265,344)
Proceeds from stock option exercises	13,380	6,073
Other financing activities	1,509	(8,256)
Net cash used in financing activities	(222,254)	(352,974)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(263,342)	(662,508)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	879,205	1,097,673
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$615,863	$435,165
Supplemental disclosure of cash flow information:
Interest paid	$62,083	$36,944
Income tax payments (refund) - net	$70,232	$(228,107)
Non-cash investing and financing activities:
Finance lease modification	$—	$(6,042)
Accrued purchases of property and equipment	$98,642	$75,746

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2023

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of October 28, 2023, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 977 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Fiscal 2022 10-K). The balance sheet at January 28, 2023 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2022 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 28, 2023 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2022 10-K.

Fiscal Year

The Company defines its fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2023 is defined as the 53-week year ending February 3, 2024 and Fiscal 2022 is defined as the 52-week year ended January 28, 2023. The first, second and third quarters of Fiscal 2023 and Fiscal 2022 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended October 28, 2023, and there were no new accounting standards or pronouncements that were issued but not yet effective as of October 28, 2023 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholders’ Equity

Activity for the three and nine month periods ended October 28, 2023 and October 29, 2022 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	$8	$2,043,111	$677,163	$28,868	(17,273,152)	$(1,947,676)	$801,474
Net income	—	—	—	30,892	—	—	—	30,892
Stock options exercised	15,236	—	1,512	—	—	—	—	1,512
Shares used for tax withholding	—	—	—	—	—	(48,938)	(8,626)	(8,626)
Shares purchased as part of publicly announced program, inclusive of $0.1 million related to excise tax	—	—	—	—	—	(154,358)	(26,104)	(26,104)
Vesting of restricted shares	153,739	—	—	—	—	—	—	—
Stock based compensation	—	—	19,425	—	—	—	—	19,425
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.1 million	—	—	—	—	8,465	—	—	8,465
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.4 million	—	—	—	—	(1,179)	—	—	(1,179)
Balance at July 29, 2023	82,326,476	$8	$2,064,048	$708,055	$36,154	(17,476,448)	$(1,982,406)	$825,859
Net income	—	—	—	48,551	—	—	—	48,551
Stock options exercised	8,101	—	1,105	—	—	—	—	1,105
Shares used for tax withholding	—	—	—	—	—	(3,633)	(537)	(537)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(348,948)	(52,379)	(52,379)
Vesting of restricted shares	19,714	—	—	—	—	—	—	—
Stock based compensation	—	—	21,645	—	—	—	—	21,645
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,618	—	—	7,618
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.5 million	—	—	—	—	(1,386)	—	—	(1,386)
Balance at October 28, 2023	82,354,291	$8	$2,086,798	$756,606	$42,386	(17,829,029)	$(2,035,322)	$850,476

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	16,174	—	—	—	16,174
Stock options exercised	41,673	—	4,721	—	—	—	—	4,721
Shares used for tax withholding	—	—	—	—	—	(30,090)	(5,673)	(5,673)
Shares purchased as part of publicly announced program	—	—	—	—	—	(512,905)	(99,090)	(99,090)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	81,832	—	—	—	—	—	—	—
Stock based compensation	—	—	16,705	—	—	—	—	16,705
Unrealized gains on interest rate derivative contracts, net of related taxes of $7.4 million	—	—	—	—	20,060	—	—	20,060
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	2,842	—	—	2,842
Balance at April 30, 2022	81,800,820	$7	$1,948,980	$430,466	$18,461	(15,728,755)	$(1,681,758)	$716,156
Net income	—	—	—	11,966	—	—	—	11,966
Stock options exercised	23,088	—	1,230	—	—	—	—	1,230
Shares used for tax withholding	—	—	—	—	—	(34,028)	(6,923)	(6,923)
Shares purchased as part of publicly announced program	—	—	—	—	—	(598,278)	(101,035)	(101,035)
Vesting of restricted shares	83,620	—	—	—	—	—	—	—
Stock based compensation	—	—	17,173	—	—	—	—	17,173
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(6,769)	—	—	(6,769)
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.8 million	—	—	—	—	2,079	—	—	2,079
Balance at July 30, 2022	81,907,528	$7	$1,967,383	$442,432	$13,771	(16,361,061)	$(1,789,716)	$633,877
Net income	—	—	—	16,783	—	—	—	16,783
Stock options exercised	984	—	121	—	—	—	—	121
Shares used for tax withholding	—	—	—	—	—	(10,968)	(1,535)	(1,535)
Shares purchased as part of publicly announced program	—	—	—	—	—	(370,599)	(51,088)	(51,088)
Vesting of restricted shares	25,383	—	—	—	—	—	—	—
Stock based compensation	—	—	17,317	—	—	—	—	17,317
Unrealized gains on interest rate derivative contracts, net of related taxes of $8.2 million	—	—	—	—	22,402	—	—	22,402
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.3 million	—	—	—	—	851	—	—	851
Balance at October 29, 2022	81,933,895	$7	$1,984,821	$459,215	$37,024	(16,742,628)	$(1,842,339)	$638,728

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2023 (remainder)	$124,260	$1,485
2024	612,850	5,733
2025	575,288	3,604
2026	535,851	3,640
2027	494,978	3,640
2028	446,644	3,447
Thereafter	1,431,867	20,786
Total future minimum lease payments	4,221,738	42,335
Amount representing interest	(826,886)	(11,864)
Total lease liabilities	3,394,852	30,471
Less: current portion of lease liabilities	(412,303)	(4,356)
Total long term lease liabilities	$2,982,549	$26,115

Weighted average discount rate	5.5%	5.9%
Weighted average remaining lease term (years)	8.0	11.8

The above schedule excludes approximately $605.8 million for 61 stores and one warehouse that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Finance lease cost:
Amortization of finance lease asset (a)	$877	$1,052	$2,630	$3,333
Interest on lease liabilities (b)	454	627	1,425	2,046
Operating lease cost (c)	147,270	132,984	427,072	387,318
Variable lease cost (c)	58,915	52,141	168,864	152,689
Total lease cost	207,516	186,804	599,991	545,386
Less all rental income (d)	(1,383)	(1,507)	(4,224)	(4,195)
Total net rent expense (e)	$206,133	$185,297	$595,767	$541,191

(a)	Included in the line item “Depreciation and amortization” in the Company’s Condensed Consolidated Statements of Income.
(b)	Included in the line item “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
(c)

Includes real estate taxes, common area maintenance, insurance and percentage rent. Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(d)	Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(e)	Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$431,200	$387,209
Cash payments for the principal portion of finance lease liabilities (b)	$2,975	$3,517
Cash payments for the interest portion of finance lease liabilities (a)	$1,425	$2,046
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$494,327	$609,567

(a)	Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)	Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 28,	January 28,	October 29,
	2023	2023	2022
Senior secured term loan facility (Term B-6 Loans), adjusted SOFR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$935,507	$942,012	$944,178
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	507,687	507,687
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	—	—
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	30,471	33,447	34,386
Unamortized deferred financing costs	(7,614)	(7,440)	(8,160)
Total debt	1,411,588	1,475,706	1,478,091
Less: current maturities	(13,970)	(13,634)	(13,528)
Long term debt, net of current maturities	$1,397,618	$1,462,072	$1,464,563

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

At October 28, 2023 and October 29, 2022, the interest rate related to the Term Loan Facility was 7.4% and 5.1%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued $805.0 million of its 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes). The 2025 Convertible Notes are general unsecured obligations of the Company. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year. The 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the first quarter of Fiscal 2022, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of 2025 Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

During the first quarter of Fiscal 2023, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

Prior to the close of business on the business day immediately preceding January 15, 2025, the 2025 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2025 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of the Company’s common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the 2025 Convertible Notes. Upon conversion, the Company will pay cash for the principal amount. For any excess above principal, the Company will deliver shares of its common stock. The Company was not permitted to redeem the 2025 Convertible Notes prior to April 15, 2023. From and after April 15, 2023, the Company is able to redeem for cash all or any portion of the 2025 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the 2025 Convertible Notes may require the Company to repurchase their 2025 Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the 2025 Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2025 Convertible Notes in connection with such corporate event or during the relevant redemption period for such 2025 Convertible Notes. The effective interest rate is 2.8%.

2027 Convertible Notes

On September 12, 2023, the Company closed the issuance of approximately $297.1 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2027 (2027 Convertible Notes) pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. The Company exchanged approximately $241.2 million in aggregate principal amount of the 2025 Convertible Notes for approximately $255.0 million in aggregate principal amount of the 2027 Convertible Notes. This exchange resulted in aggregate pre-tax debt extinguishment charges of $13.6 million. The Company also issued approximately $42.1 million in aggregate principal amount of 2027 Convertible Notes in a private placement to certain investors. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The 2027 Convertible Notes will bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 15, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2027 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2027 Convertible Notes have an initial conversion rate of 4.8560 shares per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $205.93 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $155.42 per share, the last reported sale price of the Company’s common stock on September 7, 2023 on The New York Stock Exchange. Upon conversion, the Company will pay cash up to the aggregate principal amount of 2027 Convertible Notes being converted, and pay (and deliver, if applicable) cash, shares of the Company’s common stock or a combination thereof, at its election, in respect of the remainder (if any) of the Company’s conversion obligation in excess of such aggregate principal amount. The Company will not be able to redeem the 2027 Convertible Notes prior to December 20, 2025. On or after December 20, 2025 and prior to the 21st scheduled trading day immediately preceding December 15, 2027, the Company will be able to redeem for cash all or any portion of the 2027 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If the Company undergoes a fundamental change, subject to certain conditions, holders of the 2027 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2027 New Convertible Notes. The fundamental change repurchase price will be 100% of the aggregate principal amount of the 2027 Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The effective interest rate is 1.7%.

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

At October 28, 2023, the Company had $824.0 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and nine month periods ended October 28, 2023.

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

As of October 28, 2023, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	October 28, 2023		January 28, 2023		October 29, 2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$43,031	Other assets	$29,152	Other assets	$41,687

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Unrealized gains (losses), before taxes	$10,416	$30,599	$23,269	$48,746
Income tax (expense) benefit	(2,798)	(8,197)	(6,240)	(13,053)
Unrealized gains (losses), net of taxes	$7,618	$22,402	$17,029	$35,693

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest (benefit) expense	$(1,892)	$1,162	$(4,631)	$7,901
Income tax expense (benefit)	506	(311)	1,240	(2,129)
Net reclassification into earnings	$(1,386)	$851	$(3,391)	$5,772

The Company estimates that approximately $15.3 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of October 28, 2023, January 28, 2023 and October 29, 2022 are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 28,	January 28,	October 29,
	2023	2023	2022
Level 1
Cash equivalents (including restricted cash equivalents)	$269,241	$548,986	$92,424

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

Impairment charges on long-lived assets were $0.8 million during the third quarter of Fiscal 2023, related to declines in revenue and operating results for eight stores. Impairment charges on long-lived assets were $10.6 million during the third quarter of Fiscal 2022, related to two owned stores sold below net carrying value and declines in revenue and operating results for eight stores.

Impairment charges on long-lived assets were $3.7 million during the nine months ended October 28, 2023, related to declines in revenue and operating results for 11 stores, as well as lease asset impairment of $2.6 million related to three of those stores. Impairment charges on long-lived assets were $17.6 million during the nine months ended October 29, 2022, related to three owned stores sold below net carrying value, declines in revenue and operating results for eight stores, and unrecoverable fixed assets at two relocating stores. During the nine months ended October 28, 2023 and the nine months ended October 29, 2022, the assets impaired had a remaining carrying value after impairments of $75.0 million and $69.4 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	October 28, 2023		January 28, 2023		October 29, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$939,783	$935,671	$946,994	$938,708	$949,397	$911,421
2025 Convertible Notes	156,155	150,519	507,687	619,409	507,687	513,982
2027 Convertible Notes	297,069	262,202	—	—	—	—
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,393,007	$1,348,392	$1,454,681	$1,558,117	$1,457,084	$1,425,403
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

7. Income Taxes

Income tax expense was $18.3 million during the third quarter of Fiscal 2023 compared with $6.0 million during the third quarter of Fiscal 2022. The effective tax rate for the third quarter of Fiscal 2023 was 27.4% compared with 26.4% during the third quarter of Fiscal 2022. The increase in income tax expense and tax rate is due to higher pre-tax income and the disallowance of certain debt extinguishment costs related to partial repurchase of the 2025 Convertible Notes during the third quarter of Fiscal 2023, respectively.

Income tax expense was $40.0 million during the nine month period ended October 28, 2023 compared with $11.6 million during the nine month period ended October 29, 2022. The effective tax rate for the nine month period ended October 28, 2023 was 26.3% compared with 20.5% during the nine month period ended October 29, 2022. The increase in income tax expense and tax rate is due to higher pre-tax income, higher tax expense from stock based compensation and the disallowance of certain debt extinguishment costs related to partial repurchase of the 2025 Convertible Notes, respectively.

Net deferred taxes are as follows:

	(in thousands)
	October 28,	January 28,	October 29,
	2023	2023	2022
Deferred tax asset	$2,870	$3,205	$3,643
Deferred tax liability	237,909	205,991	222,549
Net deferred tax liability	$235,039	$202,786	$218,906

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of October 28, 2023, the Company had a deferred tax asset related to net operating losses of $7.5 million, inclusive of $7.2 million related to state net operating losses that expire at various dates between 2024 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of October 28, 2023, the Company had a deferred tax asset related to tax credit carry-forwards of $9.9 million, inclusive of $9.5 million of state tax credit carry-forwards, which will begin to expire in 2024, and $0.4 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of October 28, 2023, January 28, 2023 and October 29, 2022, valuation allowances amounted to $10.7 million, $13.1 million and $10.6 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the nine month period ended October 28, 2023, the Company acquired 62,028 shares of common stock from employees for approximately $11.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through February 2024.

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

During the nine month period ended October 28, 2023, the Company repurchased 748,720 shares of common stock for $129.3 million under its repurchase program, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of October 28, 2023, the Company had an aggregate of $718.0 million remaining under its share repurchase authorizations.

9. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock-based compensation grants and the if-converted method for the 2025 Convertible Notes and the 2027 Convertible Notes. The following table presents the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Basic net income per share
Net income	$48,551	$16,783	$112,191	$44,923
Weighted average number of common shares – basic	64,707	65,362	64,852	65,815
Net income per common share – basic	$0.75	$0.26	$1.73	$0.68
Diluted net income per share
Net income	$48,551	$16,783	$112,191	$44,923
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	64,707	65,362	64,852	65,815
Assumed exercise of stock options and vesting of restricted stock	95	142	172	243
Assumed conversion of convertible debt	—	—	—	—
Weighted average number of common shares – diluted	64,802	65,504	65,024	66,058
Net income per common share – diluted	$0.75	$0.26	$1.73	$0.68

Approximately 1,820,000 and 1,526,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 28, 2023, respectively, since their effect was anti-dilutive.

Approximately 1,498,000 and 1,132,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 29, 2022, respectively, since their effect was anti-dilutive.

During the three and nine months ended October 28, 2023, respectively, shares of common stock issuable upon conversion of the 2025 Convertible Notes and 2027 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion prices of $220.18 and $205.93, respectively, exceeded the average market price of the Company’s common stock during the periods.

10. Stock Based Compensation

As of October 28, 2023, there were 5,167,492 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
Type of Non-Cash Stock Compensation	2023	2022	2023	2022
Restricted stock unit grants (a)	$11,599	$9,736	$32,143	$28,519
Stock option grants (a)	5,417	4,851	14,615	15,144
Performance stock unit grants (a)	4,629	2,730	11,034	7,532
Total (b)	$21,645	$17,317	$57,792	$51,195

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and nine month periods ended October 28, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.1 million and $10.9 million, respectively. For the three and nine month periods ended October 29, 2022, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million and $9.5 million, respectively.

Stock Options

Stock option transactions during the nine month period ended October 28, 2023 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2023	1,218,101	$193.31
Options granted	368,958	185.22
Options exercised (a)	(114,308)	117.05
Options forfeited	(46,161)	221.51
Options outstanding, October 28, 2023	1,426,590	$196.42

(a)
Options exercised during the nine month period ended October 28, 2023 had a total intrinsic value of $9.3 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of October 28, 2023:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,426,590	7.3	$196.42	$3.2
Options exercisable	722,077	5.8	$187.79	$3.2

The fair value of each stock option granted during the nine month period ended October 28, 2023 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Nine Months Ended
October 28,
2023
Risk-free interest rate	3.5%
Expected volatility	41.8%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$68.89

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

Restricted Stock

Restricted stock transactions during the nine month period ended October 28, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	477,441	$222.90
Awards granted	303,957	183.60
Awards vested (a)	(173,413)	211.80
Awards forfeited	(23,058)	228.15
Non-vested awards outstanding, October 28, 2023	584,927	$205.57

(a)
Restricted stock awards vested during the nine month period ended October 28, 2023 had a total intrinsic value of $30.4 million.

The fair value of each share of restricted stock granted during the nine month period ended October 28, 2023 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2020 and Fiscal 2021 is based on continued service and the achievement of pre-established adjusted EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 and Fiscal 2023 are based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the nine month period ended October 28, 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	196,300	$226.05
Awards granted	115,711	185.48
Awards vested (a)	(29,017)	186.50
Awards forfeited	(51,824)	196.53
Non-vested awards outstanding, October 28, 2023	231,170	$217.32

(a)
Performance-based stock awards vested during the nine month period ended October 28, 2023 had a total intrinsic value of $5.9 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $76.0 million, $51.1 million and $50.0 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively. Among these arrangements, as of October 28, 2023, January 28, 2023 and October 29, 2022, the Company had letters of credit outstanding in the amount of $75.8 million, $47.4 million and $47.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $0.2 million, $3.7 million and $2.6 million at October 28, 2023, January 28, 2023 and October 29, 2022, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $174.0 million, $98.9 million and $100.0 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.

Purchase Commitments

The Company had $1,306.3 million of purchase commitments related to goods that were not received as of October 28, 2023.

fBURLINGTON STORES, INC.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 977 stores as of October 28, 2023 in 46 states and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2023 is defined as the 53-week year ending February 3, 2024. Fiscal 2022 is defined as the 52-week year ended January 28, 2023.

Store Openings, Closings, and Relocations

During the nine month period ended October 28, 2023, we opened 65 new stores, inclusive of 9 relocations, and permanently closed six stores, exclusive of the aforementioned relocations, bringing our store count as of October 28, 2023 to 977 stores.

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
•
Operating with Leaner Inventories. We are executing our plan to carry less inventory in our stores going forward compared to historical levels, which we believe should result in the customer finding a higher mix of fresh receipts and great merchandise values. We believe that this should drive faster turns and lower markdowns, while simultaneously improving our customers’ shopping experience.
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
•
Optimizing Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward-looking sales forecasts, sell-through targets and exit dates. Additionally, in accordance with our plan to carry less inventory in our stores compared to historical levels, we expect to drive faster turns, which should reduce the amount of markdowns taken compared to historical levels.
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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline next year, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Both of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war in various parts of the world, such as the current wars in Ukraine and Gaza, could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Additionally, lower-to-moderate income shoppers continue to face economic pressure due to higher cost of living. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. We believe that this enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods.

While freight rates are now moderating, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods, as well as in occupancy and other operating costs. There can be no assurance that we will be able to offset inflationary pressure in the future by increasing prices or through other means, or that our business will not be negatively affected by continued inflation in the future.

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income. We earned net income of $48.6 million during the three month period ended October 28, 2023 compared with $16.8 million during the three month period ended October 29, 2022. We earned net income of $112.2 million during the nine month period ended October 28, 2023 compared with $44.9 million during the nine month period ended October 29, 2022.These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and nine months ended October 28, 2023, Adjusted Net Income increased $35.8 million to $63.8 million and increased $70.7 million to $157.7 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended October 28, 2023 compared with the three and nine months ended October 29, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted Net Income:
Net income	$48,551	$16,783	$112,191	$44,923
Net favorable lease costs (a)	3,788	4,791	11,830	14,262
Loss on extinguishment of debt (b)	13,630	—	38,274	14,657
Costs related to debt amendments (c)	—	—	97	—
Impairment charges - long-lived assets	814	10,599	6,367	17,556
Litigation matters (d)	—	—	1,500	10,500
Tax effect (e)	(2,955)	(4,148)	(12,561)	(14,867)
Adjusted Net Income	$63,828	$28,025	$157,698	$87,031

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
(b)
Amounts relate to the partial repurchases of the 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes) in the first quarters of Fiscal 2023 and Fiscal 2022, as well as the exchange of a portion of the 2025 Convertible Notes in the third quarter of Fiscal 2023.
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

During the three and nine months ended October 28, 2023, Adjusted EBITDA increased $53.0 million to $175.6 million and increased $115.1 million to $473.7 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBITDA for the three and nine months ended October 28, 2023 compared with the three and nine months ended October 29, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$48,551	$16,783	$112,191	$44,923
Interest expense	19,680	17,412	58,570	47,454
Interest income	(5,328)	(658)	(14,902)	(4,242)
Net favorable lease costs (a)	3,788	4,791	11,830	14,262
Loss on extinguishment of debt (b)	13,630	—	38,274	14,657
Costs related to debt amendments (c)	—	—	97	—
Impairment charges - long-lived assets	814	10,599	6,367	17,556
Litigation matters (d)	—	—	1,500	10,500
Depreciation and amortization	76,087	67,634	219,749	201,908
Income tax expense	18,341	6,035	40,013	11,560
Adjusted EBITDA	$175,563	$122,596	$473,689	$358,578

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the 2025 Convertible Notes in the first quarters of Fiscal 2023 and Fiscal 2022, as well as the exchange of a portion of the 2025 Convertible Notes in the third quarter of Fiscal 2023.
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

During the three and nine months ended October 28, 2023, Adjusted EBIT increased $44.5 million to $99.5 million and increased $97.3 million to $253.9 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT for the three and nine months ended October 28, 2023 compared with the three and nine months ended October 29, 2022:

	(unaudited)
	(in thousands)
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBIT:
Net income	$48,551	$16,783	$112,191	$44,923
Interest expense	19,680	17,412	58,570	47,454
Interest income	(5,328)	(658)	(14,902)	(4,242)
Net favorable lease costs (a)	3,788	4,791	11,830	14,262
Loss on extinguishment of debt (b)	13,630	—	38,274	14,657
Costs related to debt amendments (c)	—	—	97	—
Impairment charges - long-lived assets	814	10,599	6,367	17,556
Litigation matters (d)	—	—	1,500	10,500
Income tax expense	18,341	6,035	40,013	11,560
Adjusted EBIT	$99,476	$54,962	$253,940	$156,670

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the 2025 Convertible Notes in the first quarters of Fiscal 2023 and Fiscal 2022, as well as the exchange of a portion of the 2025 Convertible Notes in the third quarter of Fiscal 2023.
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

	Three Months Ended	Nine Months Ended
October 28, 2023	6%	5%
October 29, 2022	-17%	-17%

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

Gross margin as a percentage of net sales increased to 43.2% during the three month period ended October 28, 2023, compared with 41.2% during three month period ended October 29, 2022, driven primarily by increased merchandise margins and decreased freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

Gross margin as a percentage of net sales increased to 42.4% during the nine months ended October 28, 2023, compared with 40.4% during nine months ended October 29, 2022, driven primarily by decreased freight costs and increased merchandise margins.

Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 40 basis points as a percentage of net sales.

Inventory. Inventory at October 28, 2023 decreased to $1,329.1 million compared with $1,445.1 million at October 29, 2022. The decrease was attributable primarily to decreased inventory in our distribution centers, including reserve inventory, partially offset by 84 net new stores opened since the end of the third quarter of Fiscal 2022.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends.

Inventory at January 28, 2023 was $1,182.0 million. The increase in inventory from January 28, 2023 is primarily driven by the seasonality of our business and the 50 net new stores opened since the end of Fiscal 2022, partially offset by decreased inventory in our distribution centers, including reserve inventory.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.8% and 8.4% during the three and nine month periods ended October 28, 2023, respectively, compared with 8.1% during each of the three and nine month periods ended October 29, 2022.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $263.3 million during the nine months ended October 28, 2023, compared with a decrease of $662.5 million during the nine months ended October 29, 2022. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended October 28, 2023 and the three and nine months ended October 29, 2022.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	56.8	58.8	57.6	59.6
Selling, general and administrative expenses	36.2	35.7	35.8	35.2
Costs related to debt amendments	—	—	0.0	—
Depreciation and amortization	3.3	3.3	3.3	3.4
Impairment charges - long-lived assets	0.0	0.5	0.1	0.3
Other income - net	(0.5)	(0.1)	(0.4)	(0.3)
Loss on extinguishment of debt	0.6	—	0.6	0.2
Interest expense	0.9	0.9	0.9	0.8
Total costs and expenses	97.3	99.1	97.9	99.2
Income before income tax expense	2.9	1.1	2.3	1.0
Income tax expense	0.8	0.3	0.6	0.2
Net income	2.1%	0.8%	1.7%	0.8%

Three Month Period Ended October 28, 2023 Compared With the Three Month Period Ended October 29, 2022

Net sales

Net sales improved approximately $248.7 million, or 12.2%, to $2,284.7 million during the third quarter of Fiscal 2023, primarily driven by a 6% increase in comparable stores sales during the third quarter of Fiscal 2023, as well as net sales from our 84 net new stores opened since the end of the third quarter of Fiscal 2022.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.8% during the third quarter of Fiscal 2023, compared to 58.8% during the third quarter of Fiscal 2022. This decrease was primarily driven by increased merchandise margins and decreased freight costs. On a dollar basis, cost of sales increased $99.7 million, or 8.3%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the three month period ended October 28, 2023 compared with the three month period ended October 29, 2022. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Three Months Ended
	October 28,	Percentage of	October 29,	Percentage of
	2023	Net Sales	2022	Net Sales	$ Variance	% Change
Store related costs	$496.3	21.7%	$433.6	21.3%	$62.7	14.5%
Product sourcing costs	200.3	8.8	177.2	8.7	23.1	13.0
Corporate costs	86.5	3.8	77.7	3.8	8.8	11.3
Marketing and strategy costs	12.6	0.6	12.5	0.6	0.1	0.8
Other selling, general and administrative expenses	31.1	1.3	25.9	1.3	5.2	20.1
Selling, general and administrative expenses	$826.8	36.2%	$726.9	35.7%	$99.9	13.7%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased store payroll costs and product sourcing costs, partially offset by an improvement in store occupancy costs. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in store payroll and occupancy costs and product sourcing costs.

During the first three quarters of Fiscal 2023, we acquired 64 store leases directly from Bed Bath & Beyond. We started paying rent immediately upon acquisition of these stores even though the stores are not yet open. This transaction resulted in $9.6 million of selling, general and administrative expenses during the third quarter of Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $76.1 million during the third quarter of Fiscal 2023 compared with $67.6 million during the third quarter of Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $0.8 million during the third quarter of Fiscal 2023, related to unrecoverable fixed assets at eight underperforming stores. Impairment charges on long-lived assets were $10.6 million during the third quarter of Fiscal 2022, primarily related to two owned stores that were expected to be sold below net carrying value.

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

Loss on Extinguishment of Debt

During the third quarter of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2027 (2027 Convertible Notes). These exchanges resulted in aggregate pre-tax debt extinguishment charges of $13.6 million. There were no debt extinguishment charges during the third quarter of Fiscal 2022.

Other income - net

Other income - net improved $9.6 million to $12.4 million during the third quarter of Fiscal 2023, compared to the same period in the prior year. The increase was primarily driven by the sales of certain tax credits as well as interest income.

Interest expense

Interest expense increased $2.3 million during the third quarter of Fiscal 2023 to $19.7 million, compared to the same period in the prior year. The increase was driven by a higher interest rate on the unhedged portion of the term loan, partially offset by a lower average balance of 2025 Convertible Notes and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished.

The average interest rates and average balances related to our variable rate debt for the third quarter of Fiscal 2023 compared with the third quarter of Fiscal 2022, are summarized in the table below:

	Three Months Ended
	October 28,	October 29,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$941.4	$951.0
Average interest rate – Term Loan Facility	7.4%	4.7%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $18.3 million during the third quarter of Fiscal 2023 compared with income tax expense of $6.0 million during the third quarter of Fiscal 2022. The effective tax rate for the third quarter of Fiscal 2023 was 27.4% compared with 26.4% during the third quarter of Fiscal 2022. The increase in income tax expense and tax rate is due to higher pre-tax income and the disallowance of certain debt extinguishment costs related to partial repurchase of the 2025 Convertible Notes during the third quarter of Fiscal 2023, respectively.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2023 resulted in an annual effective income tax rate of approximately 29% (before discrete items) as our best estimate.

Net income

We earned net income of $48.6 million for the third quarter of Fiscal 2023 compared with $16.8 million for the third quarter of Fiscal 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income for the third quarter of Fiscal 2023 included $7.0 million of expense, net of income taxes, related to recently acquired leases from Bed Bath & Beyond, included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Nine Month Period Ended October 28, 2023 Compared With the Nine Month Period Ended October 29, 2022

Net sales

Net sales improved approximately $642.5 million, or 10.8%, to $6,587.9 million during the first three quarters of Fiscal 2023, primarily driven by a 5% increase in comparable stores sales during that period, as well as net sales from our 84 net new stores opened since the end of the third quarter of Fiscal 2022.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.6% during the first three quarters of Fiscal 2023, compared to 59.6% during same period of Fiscal 2022. This decrease was primarily driven by decreased freight costs and higher merchandise margins. On a dollar basis, cost of sales increased $249.3 million, or 7.0%, primarily driven by our overall increase in sales. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 40 basis points as a percentage of net sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for the nine month period ended October 28, 2023 compared with the nine month period ended October 29, 2022. Prior year amounts have been reclassified to conform to the current period presentation.

	(in millions)
	Nine Months Ended
	October 28, 2023	Percentage of Net Sales	October 29, 2022	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,404.6	21.3%	$1,259.5	21.2%	$145.1	11.5%
Product sourcing costs	570.1	8.7	490.8	8.3	79.3	16.2
Corporate costs	256.4	3.9	234.6	3.9	21.8	9.3
Marketing and strategy costs	39.5	0.6	33.2	0.6	6.3	19.0
Other selling, general and administrative expenses	87.1	1.3	74.7	1.2	12.4	16.6
Selling, general and administrative expenses	$2,357.7	35.8%	$2,092.8	35.2%	$264.9	12.7%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased product sourcing costs and store payroll costs. On a dollar basis, the increase in selling, general and administrative expenses was primarily driven by increases in product sourcing costs, occupancy costs, and store payroll costs.

During the first three quarters of Fiscal 2023, we acquired 64 store leases directly from Bed Bath & Beyond. We started paying rent immediately upon acquisition of these stores even though the stores are not yet open. This transaction resulted in $12.3 million of selling, general and administrative expenses during the first three quarters of Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $219.7 million during the first nine months of Fiscal 2023 compared with $201.9 million during the first nine months of Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $6.4 million during the first three quarters of Fiscal 2023, related to unrecoverable fixed assets at eleven underperforming stores and unrecoverable lease assets at three of those stores. Impairment charges on long-lived assets were $17.6 million during the first three quarters of Fiscal 2022, related to three owned stores expected to be sold below net carrying value, declines in revenue and operating results for eight stores, and unrecoverable fixed assets at two relocating stores.

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

Loss on Extinguishment of Debt

During the first three quarters of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 2027 Convertible Notes, as well as $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $38.3 million.

During the first three quarters of Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $64.6 million in aggregate principal amount of 2025 Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

Other income - net

Other income - net improved $8.7 million to $27.5 million during the nine months ended October 28, 2023, compared to the same period in the prior year. The increase was primarily driven by interest income as well as the sales of certain tax credits.

Interest expense

Interest expense increased $11.1 million during the first nine months of Fiscal 2023 to $58.6 million, compared to the same period in the prior year. The increase was driven by a higher interest rate on the unhedged portion of the term loan, partially offset by a lower average balance of 2025 Convertible Notes and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished.

The average interest rates and average balances related to our variable rate debt for the first three quarters of Fiscal 2023 compared with the same period of Fiscal 2022, are summarized in the table below:

	Nine Months Ended
	October 28,	October 29,
	2023	2022
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$943.8	$953.4
Average interest rate – Term Loan Facility	7.1%	3.4%

(a) Excludes original issue discount.

Income tax expense

Income tax expense was $40.0 million during the nine month period ended October 28. 2023 compared with income tax expense of $11.6 million during the nine month period ended October 29, 2022. The effective tax rate for the nine month period ended October 28, 2023 was 26.3% compared with 20.5% during the nine month period ended October 29, 2022. The increase in income tax expense and tax rate was due to higher pre-tax income, higher tax expense from stock-based compensation and the disallowance of certain debt extinguishment costs related to partial repurchase of the 2025 Convertible Notes, respectively.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine month period ended October 28, 2023 resulted in an annual effective income tax rate of approximately 29% (before discrete items) as our best estimate.

Net income

We earned net income of $112.2 million for the first three quarters of Fiscal 2023 compared with $44.9 million for the same period of Fiscal 2022. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income for the first nine months of Fiscal 2023 included $9.1 million of expense, net of income taxes, related to recently acquired leases from Bed

Bath & Beyond, included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

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

Cash Flow for the Nine Month Period Ended October 28, 2023 Compared With the Nine Month Period Ended October 29, 2022

We used $263.3 million of cash during the nine month period ended October 28, 2023 compared with a use of $662.5 million during the nine month period ended October 29, 2022.

Net cash provided by operating activities amounted to $270.2 million during the nine month period ended October 28, 2023, compared with net cash provided of $9.6 million during the nine month period ended October 29, 2022. The increase in our operating cash flows was primarily driven by improved sales and gross margin as well as the impact of changes in working capital.

Net cash used in investing activities was $311.3 million during the nine month period ended October 28, 2023 compared with $319.1 million during the nine month period ended October 29, 2022. This change was primarily the result of a decrease in capital expenditures related to our supply chain.

Net cash used in financing activities was $222.3 million during the nine month period ended October 28, 2023 compared with $353.0 million during the nine month period ended October 29, 2022. This change was primarily driven by less repurchases of shares of our common stock under our share repurchase program in Fiscal 2023.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at October 28, 2023 of $260.3 million compared with $214.8 million at October 29, 2022. The increase in working capital was primarily due to an increased cash balance, partially offset by decreased inventory. We had working capital at January 28, 2023 of $365.3 million.

Capital Expenditures

For the nine month period ended October 28, 2023, cash spend for capital expenditures, net of $7.7 million of landlord allowances, amounted to $317.2 million.

We estimate that we will spend approximately $560 million, net of approximately $10 million of landlord allowances, in capital expenditures during Fiscal 2023, including approximately $345 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $90 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through February 2024. On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

During the first three quarters of Fiscal 2023, we repurchased 748,720 shares of common stock for $129.3 million under these repurchase programs. As of October 28, 2023, we had $718.0 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended October 28, 2023, we opened 65 new stores, inclusive of 9 relocations, and closed six stores, exclusive of the aforementioned relocations, bringing our store count as of October 28, 2023 to 977 stores. During Fiscal 2023, we plan to open approximately 80 net new stores.

Debt and Hedging

As of October 28, 2023, our obligations, inclusive of original issue discount, include $935.5 million under our Term Loan Facility, $453.2 million of 2025 Convertible Notes and 2027 Convertible Notes, and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $30.5 million of finance lease obligations as of October 28, 2023.

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

At October 28, 2023, our borrowing rate related to the Term Loan Facility was 7.4%.

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

At October 28, 2023, we had $824.0 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the nine month period ended October 28, 2023.

2025 Convertible Notes

On April 16, 2020, we issued $805.0 million of 2025 Convertible Notes. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur.

The 2025 Convertible Notes are general unsecured obligations of the Company. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the first quarter of Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $64.6 million in aggregate principal amount of 2025 Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million.

During the first quarter of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

Prior to the close of business on the business day immediately preceding January 15, 2025, the 2025 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2025 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of our common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the 2025 Convertible Notes. Upon conversion, we will pay cash for the principal amount. For any excess above principal, we will deliver shares of its common stock. We were not permitted to redeem the 2025 Convertible Notes prior to April 15, 2023. From and after April 15, 2023, we are able to redeem for cash all or any portion of the 2025 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders of the 2025 Convertible Notes may require us to repurchase their 2025 Convertible Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the 2025 Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2025 Convertible Notes in connection with such corporate event or during the relevant redemption period for such 2025 Convertible Notes.

2027 Convertible Notes

On September 12, 2023, we closed the issuance of approximately $297.1 million aggregate principal amount of our 2027 Convertible Notes pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of our 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. We exchanged approximately $241.2 million in aggregate principal amount of the 2025 Convertible Notes for approximately $255.0 million in aggregate principal amount of the 2027 Convertible Notes. We also issued approximately $42.1 million in aggregate principal amount of 2027 Convertible Notes in a private placement to certain investors. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The 2027 Convertible Notes will bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 15, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2027

Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2027 Convertible Notes have an initial conversion rate of 4.8560 shares per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $205.93 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $155.42 per share, the last reported sale price of our common stock on September 7, 2023 on The New York Stock Exchange. Upon conversion, we will pay cash up to the aggregate principal amount of 2027 Convertible Notes being converted, and pay (and deliver, if applicable) cash, shares of our common stock or a combination thereof, at its election, in respect of the remainder (if any) of our conversion obligation in excess of such aggregate principal amount. We will not be able to redeem the 2027 Convertible Notes prior to December 20, 2025. On or after December 20, 2025 and prior to the 21st scheduled trading day immediately preceding December 15, 2027, we will be able to redeem for cash all or any portion of the 2027 Convertible Notes, at its option, if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If we undergo a fundamental change, subject to certain conditions, holders of the 2027 Convertible Notes may require us to repurchase for cash all or any portion of our 2027 New Convertible Notes. The fundamental change repurchase price will be 100% of the aggregate principal amount of the 2027 Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Hedging

We have an interest rate swap which hedges $450 million of variable rate exposure under our Term Loan Facility. The interest rate swap is designated as a cash flow hedge and expires on June 24, 2028. Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Contractual Obligations

We had $1,306.3 million of purchase commitments related to goods that were not received as of October 28, 2023, and had $4,221.7 million of future minimum lease payments under operating leases as of October 28, 2023. See Note 4, “Long Term Debt" for additional information related to our debt transactions. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2022 10-K.

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

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,”

“plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; the remaining impacts of the COVID-19 pandemic on our supply chain and economic activity, financial markets, labor markets and the global supply chain; competitive factors, including pricing and promotional activities of major competitors and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; natural and man-made disasters, including fire, snow and ice storms, flood, hail, hurricanes and earthquakes; our ability to successfully implement one or more of our strategic initiatives and growth plans; our ability to execute our opportunistic buying and inventory management process; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in appropriate numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; domestic and international events affecting the delivery of merchandise to our stores; unforeseen cyber-related problems or attacks; payment-related risks; our ability to effectively generate sufficient levels of customer awareness and traffic through our advertising and marketing programs; damage to our corporate reputation or brand; issues with merchandise safety and shrinkage; lack of or insufficient insurance coverage; the impact of current and future laws and the interpretation of such laws; the impact of increasingly rigorous privacy and data security regulations; any unforeseen material loss or casualty or the existence of adverse litigation; use of social media in violation of applicable laws and regulations; our substantial level of indebtedness and related debt-service obligations; consequences of the failure to comply with covenants in our debt agreements; possible conversion of our 2025 Convertible Notes or 2027 Convertible Notes; the availability of adequate financing; and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2022 10-K.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, October 28, 2023. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 28, 2023.

During the quarter ended October 28, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three fiscal months ended October 28, 2023 other than as reported in our Current Report on Form 8-K filed with the SEC on September 18, 2023 in connection with the offering of 2027 Convertible Notes and as described in Note 4, “Long Term Debt" of our Condensed Consolidated Financial Statements in this Form 10-Q.

The 2027 Convertible Notes were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended October 28, 2023:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 30, 2023 through August 26, 2023	63,779	$170.47	63,779	$758,985
August 27, 2023 through September 30, 2023	197,521	$152.63	197,521	$728,838
October 1, 2023 through October 28, 2023	87,648	$124.00	87,648	$717,970
Total	348,948		348,948

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended October 28, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
4.1	Indenture, dated as of September 12, 2023, between the Company and Wilmington Trust, National Association, as trustee (including form of 1.25% Convertible Senior Notes due 2027).	Current Report on Form 8-K	September 18, 2023
31.1†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 21, 2023