Form 10-K
period 2024-02-03
Burlington Stores, Inc.
filed 2024-03-15
CIK 1579298

99%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant on July 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,490,446,355. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of March 2, 2024, there were 63,919,382 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2023 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Morristown, New Jersey

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2024

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

PART I

Item 1. Business Overview

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1007 stores as of February 3, 2024, in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by driving comparable store sales growth, expanding and enhancing our retail store base, and enhancing operating margins. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2024” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 53-week fiscal year ended February 3, 2024 (Fiscal 2023) and the 52-week fiscal years ended January 28, 2023 (Fiscal 2022) and January 29, 2022 (Fiscal 2021). The fiscal year ending February 1, 2025 (“Fiscal 2024”) will have 52 weeks.

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

Our store base is geographically diversified with stores located in 46 states, Washington D.C. and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	KY	8	NY	65
AL	13	LA	9	OH	30
AR	6	MA	24	OK	11
AZ	21	MD	22	OR	7
CA	108	ME	2	PA	42
CO	16	MI	27	PR	20
CT	15	MN	13	RI	6
DC	1	MO	12	SC	13
DE	3	MS	2	SD	2
FL	101	NC	27	TN	16
GA	35	ND	1	TX	113
IA	4	NE	4	UT	9
ID	3	NH	4	VA	28
IL	40	NJ	47	WA	18
IN	18	NM	5	WI	11
KS	8	NV	14	WV	1

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 1007 stores as of February 3, 2024. Based on our smaller store prototype, as well as the ongoing opportunity presented by accelerating retail disruption and industry wide store closures, our long-term store target remains at 2,000 stores. If we identify appropriate locations, including locations that fit our smaller store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Stores (beginning of period)	927	840	761
Stores opened(a)(b)	91	91	84
Stores closed(a)	(11)	(4)	(5)
Stores (end of period)	1,007	927	840

(a)
Exclusive of relocations.
(b)
Stores opened during Fiscal 2023, Fiscal 2022 and Fiscal 2021 had an average size of approximately 27,000, 28,000 and 31,000 square feet, respectively.

The total gross square footage of all stores as of the end of Fiscal 2023, Fiscal 2022, and Fiscal 2021 were 51.5 million, 50.7 million, and 49.6 million, respectively. Of this total square footage, the area that represents the total selling square footage for all stores as of the end of Fiscal 2023, Fiscal 2022, and Fiscal 2021 were 31.5 million, 31.0 million, and 30.0 million respectively.

Distribution and Warehousing

We have five distribution centers that shipped more than 99% of merchandise units to our stores in Fiscal 2023. The remaining merchandise units are drop shipped by our vendors directly to our stores. Our two east coast distribution centers are located in Edgewater Park, New Jersey and Burlington, New Jersey. Our three west coast distribution centers are located in San Bernardino,

California, Redlands, California, and Riverside, California. These five distribution centers occupy an aggregate of 4,106,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease during Fiscal 2021 for an additional distribution center in Logan, New Jersey occupying approximately 1,029,000 square feet. This building was used for storage and basic manual processing during Fiscal 2023, and is expected to be fully operational during Fiscal 2024. Lastly, we entered into a lease with a purchase option during Fiscal 2023 for an additional distribution center in Ellabell, Georgia occupying approximately 2,057,000 square feet. This building is expected to be fully operational during Fiscal 2026.

We also operate warehousing facilities to support our distribution centers. The east coast has two supporting warehouses located in Burlington, New Jersey. The west coast has three supporting warehouses located in Redlands, California, Riverside, California, and San Bernardino, California. These five warehousing facilities occupy an aggregate of 2,383,000 square feet and primarily serve as storage facilities. We previously operated a third warehousing facility in Burlington, New Jersey, which was closed during Fiscal 2023.

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	1,000,000	Leased
Logan, New Jersey	2022	1,029,000	Leased
San Bernardino, California (E. Mill St)	2006	758,000	Leased
Redlands, California (Pioneer Ave)	2014	800,000	Leased
Riverside, California (Cactus Ave)	2021	900,000	Leased
Ellabell, Georgia	2026	2,057,000	(b)
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	525,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave)	2017	543,000	Leased
Riverside, California (Oleander Ave)	2023	410,000	Leased
San Bernardino, California (Waterman Ave)	2020	394,000	Leased

(a)
Inclusive of corporate offices.
(b)
We entered into a lease with a purchase option during Fiscal 2023 for an additional distribution center in Ellabell, Georgia. This building is expected to be fully operational during Fiscal 2026.

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

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have and continue to streamline processes and strive to create opportunities for fast and friendly customer interactions. Our goal is to facilitate a “treasure-hunt” experience for our customers with clean, organized merchandise presentations that highlight the brands, value and diversity of selection within our frequently refreshed assortments.

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

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, wide breadth of our product categories, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 6% of our net purchases during Fiscal 2023, Fiscal 2022 or Fiscal 2021. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

We have designed our merchant organization so that buyers focus primarily on buying, planners focus primarily on planning, and information systems help inform data-driven decisions for both groups. Buyers are in the market each week and focus on purchasing great products for great value. We seek to purchase a majority of our merchandise in-season. Buyers spend time interacting face-to-face with new and existing vendors and continuously evaluating trends in the market to which we believe our customers would respond positively. Our buyers use a merchant scorecard that rates products across four key attributes—fashion, quality, brand and price—to help formalize a framework for buying decisions.

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category over the last three fiscal years was as follows:

Category	Fiscal 2023	Fiscal 2022	Fiscal 2021
Ladies apparel	21%	22%	23%
Accessories and shoes	27%	24%	23%
Home	20%	21%	20%
Mens apparel	17%	17%	16%
Kids apparel and baby	12%	12%	14%
Outerwear	3%	4%	4%

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

Our Board of Directors and Board committees provide oversight on certain human capital matters. For example, our Compensation Committee is responsible for, among other things, developing and reviewing executive management succession plans and reviewing our compensation policies for executives and associates generally to assess (i) whether the compensation structure establishes appropriate incentives and (ii) the risks associated with such policies and practices. In addition, our Nominating and Corporate Governance Committee reviews environmental, social and governance (“ESG”) trends, issues and concerns, including legislative and regulatory developments, that could significantly affect our public affairs. Our Audit Committee receives periodic reports from, and discusses related controls and procedures with, management regarding ESG reporting and disclosures. Our Board of Directors provides oversight of ESG matters.

Associates

As of February 3, 2024, we employed 71,049 associates, of which 76% were part-time or seasonal associates. Of our associates, 88% worked in our stores, 8% worked in our distribution centers and 4% worked in our corporate organization. As of February 3, 2024, 73% of our associates are female, and 78% of our associates have a racial or ethnic minority background.

Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of February 3, 2024, associates at one of our stores were subject to a collective bargaining agreement.

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

•
Leadership & Workforce Diversity
•
Inclusive & Equitable Environments for Associates and Customers
•
Enhanced Education & Awareness
•
Product, Vendor & Supplier Diversity
•
Community Advocacy

Burlington has a DEI team that is further supported by an enhanced governance structure consisting of additional DEI councils to support corporate, merchandising, distribution centers, and field/store operations, along with expanded Associate Resource Groups, which gives associates more ways to participate in DEI efforts as members of an associate-led community.

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

You can access financial and other information about us on the Investor Relations page of our website at www.burlingtoninvestors.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material to the SEC.

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize our website and/or various social media sites to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in the Company to review the information posted on our website, as well as the following social media channels: Facebook (www.facebook.com/BurlingtonStores) and X (formerly Twitter) (www.twitter.com/burlington). Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at www.burlingtoninvestors.com.

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

Consumer spending levels and shopping behaviors are affected by various economic conditions, which can affect our business or the retail industry generally as a result. These factors include, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war or global international conflicts (such as the conflict in Ukraine or the Hamas-Israel war), and public health issues (such as pandemics or epidemics) could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Certain of these risks, such as risks arising from political volatility, may be enhanced in 2024 and other election years.

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

The retail sector is highly competitive, and retailers are constantly adjusting their business models, promotional activities and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of retailers for customers, vendors, suitable store locations and personnel. Some of our competitors are larger than we are or have more experience than we do in selling certain product lines or through certain channels. Additionally, existing competitors may consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, and/or add new sales channels, change their pricing strategies, or use technology more effectively than we do, including the use of artificial intelligence. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is exclusively in brick-and-mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.

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

Many of our stores are strategically located in off-mall shopping areas known as “power centers.” Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants. Due to many of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, increased competition from alternative retail options such as those accessible via the internet or a decline in the desirability of the shopping environment of a particular power center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows. We may respond by increasing markdowns or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

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

Many stakeholders, including investors, customers, employees, consumers and others, have increasingly focused on ESG topics, including environmental sustainability and corporate social responsibility matters such as climate change, packaging and waste reduction, energy consumption, and diversity, equity and inclusion in a variety of ways that are not necessarily consistent. We face pressures from certain constituencies to meet our goals related to, and to make significant advancements toward achievements in, these areas. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that these constituencies may not be satisfied with the goals we set or our efforts to achieve them. Our disclosure on these matters and our failure, or perceived failure, to meet our goals and otherwise effectively address these matters, could harm our reputation, which could negatively impact our business, our relationship with our various stakeholders, and our results of operations. In addition, we could be criticized for the scope of our ESG initiatives. Our failure to meet shifting stakeholder expectations could negatively impact our brand, image, reputation, credibility, and the willingness of our customers and suppliers to do business with us.

In addition, developing and acting on ESG initiatives, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors may be involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk and performance, and we may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. In addition, the SEC has adopted final rulemaking on climate change disclosures that could increase compliance burdens and associated regulatory costs and complexity.

We also may face potential governmental enforcement actions or private litigation challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance, damage our reputation, or cause investors or consumers to lose confidence in us.

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

Public health crises, epidemics or pandemics, such as the COVID-19 pandemic have had, and could in the future have, a negative impact on the Company’s business and operations.

Public health crises, epidemics or pandemics have had, and could in the future have, a negative impact on our business and operations, including Company sales and cash flow. Such public health crises, epidemics and pandemics have the potential to create significant volatility, uncertainty and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration, as seen with the COVID-19 pandemic. Such public health crises, epidemics and pandemics, could adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described throughout this Annual Report.

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

In addition to our own execution, we may need to react to factors affecting inventory flow that are outside our control, such as adverse weather, natural disasters, epidemics or pandemics or other changes in conditions affecting our vendors and others in our supply chain, such as political instability, labor issues (including strikes or threats of strikes and scarcity of labor) and increased labor costs, reduced freight capacity and other transportation issues, or increasing cost of regulations. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could impact our performance and our reputation.

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

Our ability to purchase merchandise opportunistically from third party vendors depends upon the continuous, sufficient availability of high-quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers in order to achieve the value proposition we strive to provide to our customers. Some of our key vendors may limit the number of retail channels they use to sell their merchandise, which may result in intense competition among retailers to obtain and sell these goods. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long-term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. Finally, if our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high-quality merchandise available to us could be materially reduced.

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
•
disease epidemics, pandemics, outbreaks and other health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas;
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

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends in part on their timely receipt of merchandise, and a strong, efficient and flexible distribution network is critical to our ability to grow and to maintain a low-cost operating structure. A disruption within our distribution network, including the shutdown of or loss of significant capacity by one or more of our current primary distribution centers could adversely affect our ability to deliver inventory in a timely manner and significantly disrupt our business. In addition, any failure to continue to add capacity to our existing distribution centers and build out planned additional distribution centers timely and cost effectively could adversely affect our business.

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

Like most major corporations, we, our customers and our third-party services providers face an evolving, increasing threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access personal and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information or become subject to various other cyber-crimes. Further, our computer systems and the third-party systems of our vendors are also subject to damage or interruption from a number of non-criminal causes, including power outages; computer and telecommunications failures; computer viruses; and design or usage errors by our employees or contractors. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks.

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

We employ various security measures and technologies to actively monitor, prevent and mitigate cyber-attacks. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect, and there is no guarantee that the proactive measures we put in place will be adequate to safeguard against all data security breaches or misuses of data. As many of our non-store associates continue to work remotely, we face an increased risk due to the potential interruptions to internal or external information technology infrastructure as well as ongoing threats and attempts to breach our security networks. The Company carries information security risk insurance that is designed to mitigate against certain potential losses arising from a cybersecurity incident. However, there is no guarantee that this insurance coverage will be sufficient to cover all possible claims and we could suffer losses that could have a material adverse effect on our business.

Although we endeavor to protect consumer identity and payment information through the implementation and modification of security technologies, processes and procedures, including training programs for employees to raise awareness about phishing, malware and other cyber risks, we could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. In addition, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.

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

All of the above legal, regulatory and administrative requirements may, individually or collectively, affect multiple aspects of our business, including those involving labor and employment benefits; health, welfare and finance; real estate management; consumer protection and product safety; climate change, supply chain, energy and waste; electronic communications, data protection and privacy; protection of third-party intellectual property rights; and income taxes. Changes to these laws and regulations could increase our costs of compliance or of doing business, and could adversely affect our operating results. In addition, we require our vendors to adhere to various conduct, compliance and other requirements, including those relating to employment and labor (including wages and working conditions), health and safety, and anti-bribery standards. Although we have implemented policies and procedures to facilitate compliance with laws and regulations, this does not guarantee that vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If we or other third parties with whom we do business fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could materially adversely affect our business operations and financial performance.

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

Issues with safety and merchandise shrinkage could damage our sales and financial results.

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

An unfavorable, uncertain or volatile economic environment, as we have experienced recently as a result of inflation, rising interest rates and supply chain disruptions, among other things, has and may continue to cause an increase in inventory shrinkage. Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business, and we experienced increased shrinkage, as well as increased loss prevention costs, in recent years. Loss or theft may be caused by error or misconduct of associates, customers, vendors, organized retail theft, or other third parties. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

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

There has been a substantial increase in the use of social media platforms and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. We have increasingly utilized social media in our marketing and employment recruiting efforts in order to reach as many current and potential new customers and potential employment candidates as efficiently and cost effectively as possible, and have also retained third parties, such as influencers, with expertise and distinction in the social media realm to bolster our social media efforts and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brands and values. As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.

Risk Related to Our Substantial Indebtedness and Corporate Structure

Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

As of February 3, 2024, our obligations include (i) $933.4 million, inclusive of original issue discount, under our $1,200.0 million senior secured term loan facility (Term Loan Facility) and (ii) $156.2 million under our 2.25% Convertible Notes due April 15, 2025 and $297.1 million under our 1.25% Convertible Notes due December 15, 2027 (collectively, our “Convertible Notes”). We had no outstanding balance on our $900.0 million asset-based lending facility (ABL Line of Credit) as of February 3, 2024. Our debt obligations also include $29.1 million of finance lease obligations as of February 3, 2024. Estimated cash required to make interest payments for these debt obligations, net of the impact of our interest rate swap, amounts to approximately $63.1 million in the aggregate for the fiscal year ending February 1, 2025.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2023, our stock price fluctuated from a high of $239.94 to a low of $115.66. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity represents an important component of the Company’s overall cross-functional approach to risk management. Our cybersecurity practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks identified for oversight by the Board through our annual ERM assessment. While the Board is ultimately responsible for risk oversight, the Audit Committee oversees the overall review of our policies and procedures with respect to risk assessment and risk management, and has oversight of information technology and security matters, which includes cybersecurity strategies and risks, as well as data privacy and data protection (“Information Security”). The Audit Committee oversees the management of risks from cybersecurity threats, including the policies, processes, and practices that the Company’s management implements to address risks from cybersecurity threats.

On a quarterly basis, our Chief Information Officer reports to the Audit Committee on our Information Security program, including presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, security initiatives, vulnerability assessments, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and vendors; recent cybersecurity-related developments; strategic activities; and the execution of our cybersecurity awareness training. In turn, the chair of the Audit Committee reports out to the full Board on a quarterly basis regarding these matters, among other matters addressed by the Audit Committee.

Ongoing internal and external cybersecurity assessments are conducted, which include the evaluation of certain tools, procedures, and policies to measure the program’s overall maturity based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework and annual compliance with the Payment Card Industry Data Security Standard to protect customer credit card data.

Our cybersecurity program includes:

•
Vigilance: The Company maintains a cybersecurity threat operation that endeavors to detect, contain and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to the business.
•
Partnerships: The Company has established partnerships with a number of third parties, including service providers, to identify and assess cybersecurity risks.
•
Systems Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls and ongoing vulnerability assessments.
•
Third-Party Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, such as vendors and service providers. The Company performs due diligence on third parties that have access to our systems, data or facilities that house such systems or data. Additionally, the Company generally requires those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.
•
Education: The Company provides periodic awareness training for personnel regarding cybersecurity best practices. Routine security bulletins are sent to personnel throughout the year to enhance awareness of responsibility regarding security risks and we conduct regular phishing exercises. “Security Awareness Month” activities also occur on an annual basis and include sessions with guest speakers, relevant communication, and additional educational opportunities related to security risks.
•
Incident Response Planning: The Company has established and maintains a written incident response plan that addresses the Company’s response to a cybersecurity incident, and such plan is tested periodically with tabletop exercises.
•
Communication and Coordination: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving senior management personnel from the technology, operations, legal, risk management, internal audit and other key business functions (the “cybersecurity team”), as well as members of the Company’s Board and the Audit Committee of the Board.
•
Insurance: The Company carries information security risk insurance that is designed to mitigate against certain potential losses arising from a cybersecurity incident.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through assessments, tabletop exercises and other exercises focused on evaluating effectiveness, including regular network and endpoint monitoring, vulnerability scanning and penetration testing. The Company also engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Company’s Chief Information Officer and Audit Committee, and the Company considers adjustments to its cybersecurity processes and practices as appropriate based on the information provided by the third-party assessments and reviews.

The Company’s Chief Information Officer, who has many years of relevant experience, with support from the other members of the cybersecurity team, is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program. We believe our cybersecurity team has the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.

The Company’s Chief Information Officer, in coordination with the cybersecurity team, works to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. To facilitate the success of this program, the cybersecurity team addresses cybersecurity threats and responds to cybersecurity incidents in accordance with the Company’s written incident response plan. The Chief Information Officer and cybersecurity team regularly meet to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and the Chief Information Officer consults with executive management, including the CEO, to report such incidents to the Audit Committee and the Board and initiate a response to incidents when appropriate.

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are likely to materially affect the Company, including its business strategy, results of operations, or financial condition; however, as further discussed in Item 1A, Risk Factors, if we are unable to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

Item 2. Properties

We own the land and/or buildings for 26 of our stores and have leases for 981 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In some locations, our store leases contain formulas providing for the payment of additional rent based on sales. Some of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and the Burlington, New Jersey (Route 130 North) warehousing facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey (Route 130 South) distribution center and an office facility. We lease approximately 103,000 square feet of office space in New York City (east coast buying office), and 50,000 square feet of office space in Los Angeles, California (west coast buying office).

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

Holders

As of March 2, 2024, we had one holder of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from February 2, 2019 through February 3, 2024, with the return on the Standard & Poor’s (S&P) 500 Index and the Dow Jones United States Apparel Retailers Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$225.00
$175.00
$125.00
$75.00
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
Burlington Stores Inc.
S&P 500
Dow Jones U.S. Apparel Retailers Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
Burlington Stores, Inc.	$100.00	$126.53	$144.82	$133.99	$131.72	$114.46
S&P 500 Index	$100.00	$119.18	$137.23	$163.75	$150.40	$183.21
Dow Jones U.S. Apparel Retailers Index	$100.00	$110.85	$117.75	$127.23	$138.11	$156.55

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended February 3, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 29, 2023 through November 25, 2023	76,490	$127.91	76,490	$708,186
November 26, 2023 through December 30, 2023	468,668	$173.04	468,668	$627,085
December 31, 2023 through February 3, 2024	60,153	$194.39	60,153	$615,393
Total	605,311		605,311

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which was authorized to be executed through February 2024. On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025. For a further discussion of our share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

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

General

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1007 stores as of February 3, 2024 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Store Openings, Closings and Relocations

During Fiscal 2023, we opened 104 new stores, inclusive of 13 relocations, and closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of February 3, 2024 to 1007 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending February 1, 2025 (Fiscal 2024), we plan to open approximately 100 net new stores.

Fiscal Year Ended

Our fiscal year ends on the Saturday closest to January 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ended February 3, 2024 (“Fiscal 2023”) included 53 weeks, while the fiscal years ended January 28, 2023 (“Fiscal 2022”) and January 29, 2022 (“Fiscal 2021”) each included 52 weeks. The fiscal year ending February 1, 2025 (“Fiscal 2024”) will have 52 weeks.

Ongoing Initiatives for Fiscal 2024

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
•
Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•
Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972. We believe there is significant opportunity to expand our retail store base in the United States. As a result of our smaller store prototype, we have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term. Beginning in Fiscal 2024, we expect to average about 100 net new stores per year through Fiscal 2028, for a total of 500 net new stores over the five-year period.
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
•
Optimizing the Supply Chain. We believe that our transportation initiatives will lead to lower freight costs compared to recent levels, and that our efficiency and labor productivity initiatives will result in lower supply chain costs over the next several years. We also believe there are longer-term supply chain opportunities through investments in automation.
•
Challenging Expenses to Drive Operating Leverage. We believe sales growth will drive fixed cost operating leverage. In addition, by more conservatively planning our comparable store sales growth, we are forcing even tighter expense control throughout all areas of our business. We believe that this should put us in a strong position to drive favorable operating leverage on any sales ahead of the plan. Additionally, we plan to continue challenging the processes and operating norms throughout the organization with the belief that this will lead to incremental efficiency improvements and savings.

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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline next year, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Both of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in Ukraine or the Hamas-Israel war), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Weather continues to be a contributing factor to the sale of our merchandise. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are generally increased by early cold weather during the Fall, while sales of warm weather clothing are generally increased by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven, in part, by weather patterns.

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

The U.S. retail industry continues to face increased pressure on margins as overall challenging retail conditions have led consumers to be more value conscious. Additionally, lower-to-moderate income shoppers continue to face economic pressure due to higher cost of living. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories. We believe that this enables us to obtain better terms with our suppliers, which we expect will help offset any rising costs of goods.

While freight rates are now moderating compared to Fiscals 2022 and 2021, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods, as well as in occupancy and other operating costs. There can be no assurance that we will be able to offset inflationary pressure in the future by increasing prices or through other means, or that our business will not be negatively affected by continued inflation in the future.

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, store payroll and liquidity.

Net income. We earned net income of $339.6 million during Fiscal 2023 compared with $230.1 million during Fiscal 2022. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) costs related to debt amendments; (iv) impairment charges; (v) amounts related to certain litigation matters; and (vi) other unusual or non-recurring expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) depreciation and amortization; (vii) net favorable lease costs; (viii) impairment charges; (ix) amounts related to certain litigation matters; and (x) other unusual or non-recurring expenses, losses, charges or gains

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) impairment charges; (vii) net favorable lease costs; (viii) amounts related to certain litigation matters; and (ix) other unusual or non-recurring expenses, losses, charges or gains.

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
•
amounts charged for certain litigation matters; and
•
other unusual or non-recurring expenses, losses, charges or gains.

During Fiscal 2023, Adjusted Net Income improved $112.6 million to $393.4 million. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(53 Weeks)
Reconciliation of net income to Adjusted Net Income:
Net income	$339,649	$230,123	$408,839
Net favorable lease costs (a)	15,263	18,591	21,914
Loss on extinguishment of debt (b)	38,274	14,657	156,020
Costs related to debt amendments (c)	97	—	3,419
Impairment charges - long-lived assets	6,367	21,402	7,748
Litigation matters (d)	1,500	10,500	—
Tax effect (e)	(7,770)	(14,503)	(24,741)
Adjusted Net Income	$393,380	$280,770	$573,199

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
(b)
Amounts relate to the partial repurchases of the 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes) in Fiscal 2023 and Fiscal 2022, the exchange of a portion of the 2025 Convertible Notes in Fiscal 2023, and the redemption of the Secured Notes in Fiscal 2021.
(c)
Fiscal 2023 amount relates to the Term Loan Credit Agreement amendment in the second quarter of Fiscal 2023 changing one of the reference rates under the Term Loan Credit Agreement from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate. Fiscal 2021 amount represents costs incurred in connection with the review and execution of refinancing opportunities.
(d)
Represents amounts charged for certain litigation matters.
(e)
Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (d).

Adjusted EBIT and Adjusted EBITDA have limitations as analytical tools, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
net interest expense;
•
net favorable lease costs;
•
losses on the extinguishment of debt;
•
costs related to debt issuances and amendments;
•
amounts charged for certain litigation matters;
•
impairment charges on long-lived assets;
•
income tax expense; and
•
other unusual or non-recurring expenses, losses, charges or gains.

Adjusted EBITDA is further adjusted for cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future

During Fiscal 2023, Adjusted EBIT improved $150.7 million to $581.0 million. During Fiscal 2023, Adjusted EBITDA improved $187.4 million to $888.1 million. These increases were primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	(unaudited)
	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(53 Weeks)
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$339,649	$230,123	$408,839
Interest expense	78,399	66,474	67,502
Interest income	(24,633)	(8,799)	(189)
Net favorable lease costs (a)	15,263	18,591	21,914
Loss on extinguishment of debt (b)	38,274	14,657	156,020
Costs related to debt amendments (c)	97	—	3,419
Impairment charges - long-lived assets	6,367	21,402	7,748
Litigation matters (d)	1,500	10,500	—
Income tax expense	126,124	77,386	136,459
Adjusted EBIT	581,040	430,334	801,712
Depreciation and amortization	307,064	270,398	249,217
Adjusted EBITDA	$888,104	$700,732	$1,050,929

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.
(b)
Amounts relate to the partial repurchases of the 2025 Convertible Notes in Fiscal 2023 and Fiscal 2022, the exchange of a portion of the 2025 Convertible Notes in Fiscal 2023, and the redemption of the Secured Notes in Fiscal 2021.
(c)
Fiscal 2023 amount relates to the Term Loan Credit Agreement amendment in the second quarter of Fiscal 2023 changing one of the reference rates under the Term Loan Credit Agreement from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate. Fiscal 2021 amount represents costs incurred in connection with the review and execution of refinancing opportunities.
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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. The table below depicts the change in our comparable store sales during Fiscal 2023, Fiscal 2022 and Fiscal 2021, all of which are calculated on a 52-week basis.

Fiscal Year Ended	Change in Comparable Store Sales
February 3, 2024	4%
January 28, 2023	-13%
January 29, 2022	15%

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities may include all of the costs related to their buying and distribution functions, certain store-related costs and other costs, in cost of sales. We include certain of these costs in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in our Consolidated Statements of Income. We include in our “Cost of sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales expanded to 42.5% during Fiscal 2023, compared with 40.4% during Fiscal 2022, driven primarily by higher merchandise margins and improved freight costs. Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 20 basis points as a percentage of net sales.

Inventory. Inventory at February 3, 2024 decreased to $1,087.8 million from $1,182.0 million at January 28, 2023. This decrease primarily relates to a decrease in reserve inventory and a decrease in comparable store inventory, partially offset by 80 net new stores since the end of Fiscal 2022.

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

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. Store payroll as a percentage of net sales was 8.2% and 8.0% during Fiscal 2023 and Fiscal 2022, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, increased $46.2 million during Fiscal 2023, compared with a decrease of $218.5 million during Fiscal 2022. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2
Cost of sales	57.5	59.6	58.4
Selling, general and administrative expenses	33.9	33.1	30.8
Costs related to debt amendments	0.0	—	0.0
Depreciation and amortization	3.2	3.1	2.7
Impairment charges - long-lived assets	0.1	0.2	0.1
Other income - net	(0.4)	(0.3)	(0.1)
Loss on extinguishment of debt	0.4	0.2	1.7
Interest expense	0.8	0.8	0.7
Total costs and expenses	95.5	96.7	94.3
Income before income tax expense	4.7	3.5	5.9
Income tax expense	1.3	0.9	1.5
Net income	3.4%	2.6%	4.4%

Performance for Fiscal Year Ended February 3, 2024 (Fiscal 2023) Compared with Fiscal Year Ended January 28, 2023 (Fiscal 2022)

Net sales

Net sales improved $1,024.4 million, or 11.8%, to $9,709.0 million, primarily driven by 80 net new stores since the end of Fiscal 2022, an increase of 4% in comparable store sales during Fiscal 2023, and additional sales of $138.0 million from the 53rd week in Fiscal 2023.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.5% during Fiscal 2023, primarily driven by higher merchandise margins and improved freight costs. On a dollar basis, cost of sales increased $412.3 million, or 8.0%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

The following table details selling, general and administrative expenses for Fiscal 2023 compared with Fiscal 2022.

	(in millions)
	Fiscal Year Ended
	February 3, 2024	Percentage of Net Sales	January 28, 2023	Percentage of Net Sales	$ Variance	% Change
Store related costs	$1,972.6	20.3%	$1,739.7	20.0%	$232.9	13.4%
Product sourcing costs	780.3	8.0	677.8	7.8	102.5	15.1
Corporate costs	353.4	3.6	300.7	3.5	52.7	17.5
Marketing and strategy costs	53.7	0.6	47.0	0.5	6.7	14.3
Other selling, general and administrative expenses	128.3	1.4	112.2	1.3	16.1	14.3
Selling, general and administrative expenses	$3,288.3	33.9%	$2,877.4	33.1%	$410.9	14.3%

The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increased incentive compensation, store payroll, product sourcing costs, and a 20 basis point impact for costs related to acquiring store leases from Bed, Bath & Beyond (as described below). The dollar basis increase was primarily due to the same drivers listed above as well as costs incurred during the 53rd week of Fiscal 2023.

During Fiscal 2023, we acquired 64 store leases directly from Bed, Bath & Beyond. We started paying rent immediately upon acquisition for all of the stores. 32 of these stores were opened during Fiscal 2023, with the remaining planned to be open during the first half of Fiscal 2024. This transaction resulted in $18.4 million of selling, general and administrative expenses related to occupancy of unopened stores during Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $307.1 million during Fiscal 2023, compared with $270.4 million during Fiscal 2022. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, our supply chain investments, and costs incurred during the 53rd week of Fiscal 2023.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $6.4 million and $21.4 million during Fiscal 2023 and Fiscal 2022, respectively, related to unrecoverable fixed assets at eleven underperforming stores and unrecoverable lease assets at three of those stores during Fiscal 2023, compared to four stores sold below carrying value as well as impairment of store-level assets and lease assets at twelve stores during Fiscal 2022.

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

Other income, net

Other income, net improved $14.0 million to $40.9 million during Fiscal 2023. The improvement in other income was primarily driven by increased interest income from higher interest rates, the sale of certain state tax credits, and income earned during the 53rd week of Fiscal 2023, partially offset by gains on real estate sales in Fiscal 2022 as well as insurance claims in Fiscal 2022.

Loss on Extinguishment of Debt

During Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 2027 Convertible Notes, as well as $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $38.3 million. During Fiscal 2022, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $64.6 million in aggregate principal amount of 2025 Convertible Notes held by them for $78.2 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $14.7 million. Refer to Note 7, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense increased $11.9 million to $78.4 million. The increase was driven by a higher interest rate on the unhedged portion of the term loan, as well as costs incurred during the 53rd week, partially offset by a lower average balance of 2025 Convertible Notes and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished.

Our average interest rates and average balances related to our variable rate debt for Fiscal 2023 compared with Fiscal 2022 are summarized in the table below:

	Fiscal Year Ended
	February 3,	January 28,
	2024	2023
Average balance – ABL Line of Credit (in millions)	$—	$—
Average interest rate – ABL Line of Credit	—	—
Average balance – Term Loan Facility (in millions) (a)	$942.5	$952.2
Average interest rate – Term Loan Facility	7.2%	4.0%

(a)
Excludes original issue discount

Income tax expense

Income tax expense was $126.1 million for Fiscal 2023 compared with $77.4 million for Fiscal 2022. The effective tax rate was 27.1% related to pretax income of $465.8 million for Fiscal 2023, and 25.2% related to pretax income of $307.5 million for Fiscal 2022. The increase in income tax expense and tax rate is due to higher pre-tax income and the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes during Fiscal 2023.

Net income

We earned net income of $339.6 million during Fiscal 2023 compared with net income of $230.1 million for Fiscal 2022. This increase was primarily driven by higher sales and increased gross margin rate.

Performance for Fiscal Year Ended January 28, 2023 (Fiscal 2022) Compared with Fiscal Year Ended January 29, 2022 (Fiscal 2021)

For a discussion related to Fiscal 2022 performance compared to Fiscal 2021 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Fiscal 2022 10-K).

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

We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset potential declines in our comparable store sales with savings initiatives in the event that the economy declines.

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

Cash Flows

Cash Flows for Fiscal 2023 Compared with Fiscal 2022

We generated $46.2 million of cash flows during Fiscal 2023 compared with a use of $218.5 million during Fiscal 2022.

Net cash provided by operating activities amounted to $868.7 million and $596.4 million during Fiscal 2023 and Fiscal 2022, respectively. The increase in our operating cash flows was primarily driven by higher sales and margin in Fiscal 2023, as well as changes in working capital.

Net cash used in investing activities was $503.7 million and $423.1 million during Fiscal 2023 and Fiscal 2022, respectively. This change was primarily the result of an increase in capital expenditures related to our stores (new stores, remodels and other store expenditures and an increase in lease acquisition costs, as a result of our acquisition of 64 Bed, Bath & Beyond stores.

Net cash used in financing activities was $318.8 million during Fiscal 2023 compared to $391.7 million during Fiscal 2022. This change was primarily driven by additional debt issued on the Convertible Notes exchange and lower share repurchases, partially offset by increased convertible debt repayments.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at February 3, 2024 of $298.2 million compared with $365.3 million at January 28, 2023. The decrease in working capital was primarily driven by decreased inventory and increased other current liabilities (primarily accrued payroll and fixed assets), partially offset by increased prepaid assets (primarily prepaid rent due to timing) and increased cash balance.

Cash Flows for Fiscal 2022 Compared with Fiscal 2021

For a discussion of our cash flows for Fiscal 2022 compared to Fiscal 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2022 10-K.

Capital Expenditures

For Fiscal 2023, capital expenditures, net of $14.6 million of landlord allowances, amounted to $522.5 million (inclusive of accrued capital expenditures). These capital expenditures include approximately $291.0 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of $116.4 million to support our supply chain initiatives, with the remaining capital to support information technology and other business initiatives. We incurred capital expenditures of $427.0 million (inclusive of accrued capital expenditures), net of approximately $23.1 million of landlord allowances, during Fiscal 2022.

We estimate that we will spend approximately $750 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2024, including approximately $340 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $210 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On February 16, 2022, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which was authorized to be executed through February 2024. As of the end of Fiscal 2023, we had $115.4 million remaining under this share repurchase authorization.

On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025. As of the end of Fiscal 2023, we had $500.0 million remaining under this share repurchase authorization.

During Fiscal 2023, we repurchased 1,354,031 shares of common stock for $231.9 million under our share repurchase program.

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

Debt and Hedging

As of February 3, 2024, our obligations, inclusive of original issue discount, include $933.4 million under our Term Loan Facility, $453.2 million of 2025 Convertible Notes and 2027 Convertible Notes, and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $29.1 million of finance lease obligations as of February 3, 2024. Refer to Note 7 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

On May 11, 2023, we amended the Term Loan Credit Agreement to change one of the reference interest rates for borrowings under the Term Loan Facility from the Term Loan Adjusted LIBOR Rate to the Adjusted Term SOFR Rate (as defined in the Term Loan Credit Agreement), effective as of July 1, 2023. The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration and 0.43% for an interest period of six-months’ duration, with a floor of 0.00%.

At February 3, 2024, our borrowing rate related to the Term Loan Facility was 7.4%.

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

At February 3, 2024, we had $708.8 million available under the ABL Line of Credit. We did not have any borrowings during Fiscal 2023.

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

Prior to the close of business on the business day immediately preceding January 15, 2025, the 2025 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2025 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of our common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the 2025 Convertible Notes. Upon conversion, we will pay cash for the principal amount. For any excess above principal, we will deliver shares of its common stock. We were not permitted to redeem the 2025 Convertible Notes prior to April 15, 2023. From and after April 15, 2023, we are able to redeem for cash all or any portion of the 2025 Convertible Notes, at our option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

2027 Convertible Notes

On September 12, 2023, we closed the issuance of approximately $297.1 million aggregate principal amount of our 2027 Convertible Notes pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of our 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. We exchanged approximately $241.2 million in aggregate principal amount of the 2025 Convertible Notes for approximately $255.0 million in aggregate principal amount of the 2027 Convertible Notes. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $13.6 million. We also issued approximately $42.1 million in aggregate principal amount of 2027 Convertible Notes in a private placement to certain investors. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 15, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2027 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2027 Convertible Notes have an initial conversion rate of 4.8560 shares per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $205.93 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $155.42 per share, the last reported sale price of our common stock on September 7, 2023 on The New York Stock Exchange. Upon conversion, we will pay cash up to the aggregate principal amount of 2027 Convertible Notes being converted, and pay (and deliver, if applicable) cash, shares of our common stock or a combination thereof, at its election, in respect of the remainder (if any) of our conversion obligation in excess of such aggregate principal amount. We will not be able to redeem the 2027 Convertible Notes prior to December 20, 2025. On or after December 20, 2025 and prior to the 21st scheduled trading day immediately preceding December 15, 2027, we will be able to redeem for cash all or any portion of the 2027 Convertible Notes, at our option, if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Certain Information Concerning Material Cash Requirements

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 3, 2024:

	Payments Due By Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$1,390,603	$9,614	$175,383	$1,205,606	$—
Interest on debt obligations(2)	259,007	63,064	117,578	78,365	—
Finance lease obligations(3)	40,851	5,733	7,244	7,087	20,787
Operating lease obligations(4)	4,216,082	586,885	1,146,564	977,448	1,505,185
Purchase obligations(5)	1,304,465	1,304,465	—	—	—
Other(6)	4,574	3,603	971	—	—
Total	$7,215,582	$1,973,364	$1,447,740	$2,268,506	$1,525,972

(1) Represents future principal payments on outstanding borrowings as of February 3, 2024.

(2) Represents interest payments on (i) the outstanding balance of the Term Loan Facility, with an interest rate of 7.4% as of January 28, 2023; (ii) $450.0 million interest rate swap with a SOFR rate of 2.16%; (iii) the outstanding balance of the 2025 Convertible Notes, with an interest rate of 2.25%; and (iv) the outstanding balance of the 2027 Convertible Notes, with an interest rate of 1.25%.

(3) Finance lease obligations include future interest payments.

(4) Represents minimum rent payments for operating leases under the current terms.

(5) Represents commitments to purchase goods that have not been received as of February 3, 2024. The table above excludes estimated commitments for services to be used in our business of up to approximately $165 million over the next five years.

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

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $10.1 million, inclusive of $7.0 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $75.8 million as of February 3, 2024.

As of February 3, 2024, insurance reserves amounted to $94.8 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $2.9 million for Fiscal 2023.

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

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $94.8 million and $86.2 million at February 3, 2024 and January 28, 2023, respectively.

Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2023.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently determining the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in this Annual Report.

Inflation

While freight rates are now moderating, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods, as well as in occupancy, wages, and other operating costs. There can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect our business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

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

As more fully described in Note 8 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate derivative contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive income” on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We continue to have exposure to interest rate risks to the extent they are not hedged.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest based on SOFR, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 7 to our Consolidated Financial Statements, “Long Term Debt.” During Fiscal 2022, an amendment to the ABL Line of Credit replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate (SOFR) or a daily SOFR rate (in the case of daily SOFR, available for borrowings up to $100 million, or up to the full amount of the commitments if the term SOFR rate is not available). Additionally, during Fiscal 2023, we amended the Term Loan Credit Agreement changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.

We manage our interest rate risk through the use of interest rate derivative contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On June 24, 2021, we terminated our previous interest rate swap and entered into a new interest rate swap. The new interest rate swap, which hedges $450.0 million of variable rate exposure under our Term Loan Facility, is designated as a cash flow hedge and expires on June 24, 2028. During the second quarter of Fiscal 2023, we amended our interest rate swap to be based on SOFR rather than LIBOR, which resulted in an updated swap rate of 2.16%. This amendment was covered under the guidance in ASU 2020-04, Reference Rate Reform ("ASC 848") and did not impact the hedge accounting relationship. Refer to Note 8, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

We have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contract.

At February 3, 2024, we had $937.4 million of floating-rate debt, exclusive of original issue discount. Based on $937.4 million outstanding as floating-rate debt, a one percentage point interest rate increase or decrease as of February 3, 2024 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase or decrease, respectively, to cash interest expense of $4.9 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of markdowns taken included the following, among others:

•
We tested the effectiveness of management’s controls over inventory valuation, specifically those over the determination and execution of markdowns.
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

Morristown, New Jersey
March 15, 2024

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(53 Weeks)
REVENUES:
Net sales	$9,708,973	$8,684,545	$9,306,549
Other revenue	18,494	18,059	15,707
Total revenue	9,727,467	8,702,604	9,322,256
COSTS AND EXPENSES:
Cost of sales	5,584,060	5,171,715	5,436,155
Selling, general and administrative expenses	3,288,315	2,877,356	2,868,527
Costs related to debt amendments	97	—	3,419
Depreciation and amortization	307,064	270,398	249,217
Impairment charges - long-lived assets	6,367	21,402	7,748
Other income - net	(40,882)	(26,907)	(11,630)
Loss on extinguishment of debt	38,274	14,657	156,020
Interest expense	78,399	66,474	67,502
Total costs and expenses	9,261,694	8,395,095	8,776,958
Income before income tax expense	465,773	307,509	545,298
Income tax expense	126,124	77,386	136,459
Net income	$339,649	$230,123	$408,839

Net income per common share:
Common stock - basic	$5.25	$3.51	$6.14
Common stock - diluted	$5.23	$3.49	$6.00
Weighted average number of common shares:
Common stock - basic	64,672	65,637	66,588
Common stock - diluted	64,917	65,901	68,126

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(53 Weeks)

Net income	$339,649	$230,123	$408,839
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	10,460	27,726	7,931
Net reclassification into earnings during the period	(5,675)	5,463	10,643
Other comprehensive income, net of tax	4,785	33,189	18,574
Total comprehensive income	$344,434	$263,312	$427,413

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 3,	January 28,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$925,359	$872,623
Restricted cash and cash equivalents	—	6,582
Accounts receivable—net of allowance for doubtful accounts of $2,313 and $1,252, respectively	74,361	71,091
Merchandise inventories	1,087,841	1,181,982
Assets held for disposal	23,299	19,823
Prepaid and other current assets	216,164	131,691
Total current assets	2,327,024	2,283,792
Property and equipment—net	1,880,325	1,668,005
Operating lease assets	3,132,768	2,945,932
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	2,436	3,205
Other assets	79,223	83,599
Total assets	$7,706,840	$7,269,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$956,350	$955,793
Current operating lease liabilities	411,395	401,111
Other current liabilities	647,338	541,413
Current maturities of long term debt	13,703	13,634
Total current liabilities	2,028,786	1,911,951
Long term debt	1,394,942	1,462,072
Long term operating lease liabilities	2,984,794	2,825,292
Other liabilities	73,793	69,386
Deferred tax liabilities	227,593	205,991
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,399,577 shares and 82,037,994 shares, respectively
Outstanding: 63,964,371 shares and 65,019,713 shares, respectively	8	8
Additional paid-in-capital	2,118,356	2,015,625
Accumulated earnings	984,064	644,415
Accumulated other comprehensive income	33,533	28,748
Treasury stock, at cost	(2,139,029)	(1,893,891)
Total stockholders' equity	996,932	794,905
Total liabilities and stockholders' equity	$7,706,840	$7,269,597

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(53 Weeks)
OPERATING ACTIVITIES
Net income	$339,649	$230,123	$408,839
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	307,064	270,398	249,217
Impairment charges—long-lived assets	6,367	21,402	7,748
Amortization of deferred financing costs	3,193	3,633	5,323
Accretion of long term debt instruments	958	949	889
Deferred income taxes	20,663	(25,431)	51,952
Loss on extinguishment of debt	38,274	14,657	156,020
Non-cash stock compensation expense	83,948	67,480	58,546
Non-cash lease expense	(7,724)	(523)	(10,294)
Cash received from landlord allowances	14,585	23,137	34,051
Changes in assets and liabilities:
Accounts receivable	(4,464)	(13,012)	10,186
Merchandise inventories	94,141	(160,974)	(280,220)
Prepaid and other current assets	(84,473)	244,852	(56,363)
Accounts payable	(21,953)	(125,006)	214,792
Other current liabilities	80,774	44,830	(33,129)
Other long term assets and long term liabilities	3,651	(360)	(2,782)
Other operating activities	(5,918)	230	18,384
Net cash provided by operating activities	868,735	596,385	833,159
INVESTING ACTIVITIES
Cash paid for property and equipment	(492,644)	(447,393)	(352,467)
Lease acquisition costs	(24,640)	(3,710)	(576)
Proceeds from sale of property and equipment and assets held for sale	13,539	27,961	8,654
Net cash used in investing activities	(503,745)	(423,142)	(344,389)
FINANCING ACTIVITIES
Proceeds from long term debt—Term B-6 Loans	—	—	956,608
Principal payments on long term debt—Term B-6 Loans	(9,614)	(9,614)	(4,807)
Principal payments on long term debt—Term B-5 Loans	—	—	(961,415)
Proceeds from long term debt— 2027 Convertible Notes	297,069	—	—
Principal payment on long term debt— 2025 Convertible Notes	(386,519)	(78,240)	(201,695)
Principal payments on long term debt—Secured Notes	—	—	(323,905)
Purchase of treasury shares	(243,188)	(316,896)	(266,628)
Proceeds from stock option exercises	18,783	20,592	39,887
Deferred financing costs	—	—	(2,143)
Other financing activities	4,633	(7,553)	(13,857)
Net cash used in financing activities	(318,836)	(391,711)	(777,955)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	46,154	(218,468)	(289,185)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	879,205	1,097,673	1,386,858
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$925,359	$879,205	$1,097,673
Supplemental disclosure of cash flow information:
Interest paid	$88,148	$51,445	$52,671
Income tax payments (refund) - net	$86,237	$(208,333)	$130,247
Non-cash investing and financing activities:
Shares issued to repurchase Convertible Notes	$—	$—	$151,206
Finance lease modification	$—	$(6,042)	$—
Accrued purchases of property and equipment	$110,475	$66,007	$63,296
Exchange of noncash assets	$—	$7,300	$—

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss (Income)	Shares	Amount	Total
Balance at January 30, 2021	80,661,453	$7	$1,809,831	$(11,702)	$(23,015)	(14,275,122)	$(1,310,367)	$464,754
Net income	—	—	—	408,839	—	—	—	408,839
Stock options exercised	418,173	—	39,887	—	—	—	—	39,887
Shares used for tax withholding	—	—	—	—	—	(53,783)	(16,612)	(16,612)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(856,855)	(250,016)	(250,016)
Vesting of restricted shares, net of forfeitures of 2,886 restricted shares	83,698	—	—	—	—	—	—	—
Stock based compensation	—	—	58,546	—	—	—	—	58,546
Shares issued to redeem convertible notes	513,991	—	151,206	—	—	—	—	151,206
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.0 million	—	—	—	—	7,931	—	—	7,931
Amount reclassified into earnings, net of related taxes of $4.0 million	—	—	—	—	10,643	—	—	10,643
Adoption of ASU 2020-06	—	—	(131,916)	17,155	—	—	—	(114,761)
Balance at January 29, 2022	81,677,315	7	1,927,554	414,292	(4,441)	(15,185,760)	(1,576,995)	760,417
Net income	—	—	—	230,123	—	—	—	230,123
Stock options exercised	168,720	1	20,591	—	—	—	—	20,592
Shares used for tax withholding	—	—	—	—	—	(75,710)	(14,238)	(14,238)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,756,811)	(302,658)	(302,658)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	191,959	—	—	—	—	—	—	—
Stock based compensation	—	—	67,480	—	—	—	—	67,480
Unrealized gains on interest rate derivative contracts, net of related taxes of $10.1 million	—	—	—	—	27,726	—	—	27,726
Amount reclassified into earnings, net of related taxes of $2.0 million	—	—	—	—	5,463	—	—	5,463
Balance at January 28, 2023	82,037,994	8	2,015,625	644,415	28,748	(17,018,281)	(1,893,891)	794,905
Net income	—	—	—	339,649	—	—	—	339,649
Stock options exercised	157,003	—	18,783	—	—	—	—	18,783
Shares used for tax withholding	—	—	—	—	—	(62,894)	(11,255)	(11,255)
Shares purchased as part of publicly announced programs, inclusive of $1.9 million related to excise tax	—	—	—	—	—	(1,354,031)	(233,883)	(233,883)
Vesting of restricted shares	204,580	—	—	—	—	—	—	—
Stock based compensation	—	—	83,948	—	—	—	—	83,948
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.8 million	—	—	—	—	10,460	—	—	10,460
Amount reclassified into earnings, net of related taxes of $2.1 million	—	—	—	—	(5,675)	—	—	(5,675)
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 3, 2024, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 1007 retail stores in 46 states, Washington D.C. and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of February 3, 2024, the Company operated stores under the names “Burlington Stores” (1,006 stores), and “Cohoes Fashions” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2024 (Fiscal 2023) consisted of 53 weeks, and the fiscal years ended January 28, 2023 (Fiscal 2022) and January 29, 2022 (Fiscal 2021) each consisted of 52 weeks.

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

Accounts Receivable

Accounts receivable consist of credit card receivables, interest receivables, and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $780.3 million, $677.6 million and $618.3 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $68.8 million, $56.3 million and $45.0 million, respectively.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $33.9 million, $26.1 million, and $25.3 million relating to these costs during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

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

The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2023, Fiscal 2022 or Fiscal 2021 related to indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2023, Fiscal 2022 or Fiscal 2021.

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

Other Current Liabilities

Other current liabilities primarily consist of accrued payroll costs, self-insurance reserves, customer liabilities, accrued operating expenses, sales tax payable, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $37.0 million and $36.0 million as of February 3, 2024 and January 28, 2023, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of February 3, 2024 and January 28, 2023 were:

	(in thousands)
	February 3, 2024	January 28, 2023
Short-term self-insurance reserve	$38,295	$35,808
Long-term self-insurance reserve	56,530	50,368
Total	$94,825	$86,176

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

Other Revenue

Other revenue consists of service fees (layaway and other miscellaneous service charges), subleased rental income and revenue from the Company's private label credit card (PLCC) as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Service fees	$4,165	$4,131	$3,178
Subleased rental income and other	9,317	9,444	9,529
PLCC	5,012	4,484	3,000
Total	$18,494	$18,059	$15,707

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, advertising costs were $36.5 million, $33.8 million and $48.5 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes ” (Topic No. 740). Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations. The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

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

Other Income, Net

Other income, net, consists of interest income, gains and losses on insurance proceeds, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items. The Company recognized $3.0 million and $1.5 million of gain on insurance recoveries during Fiscal 2022 and Fiscal 2021, respectively, and none during Fiscal 2023. The Company also recognized $5.0 million and $3.7 million during Fiscal 2023 and Fiscal 2021, respectively, related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2022.

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

The Company’s operating lease cost, included in the line item “Selling, general and administrative expenses” on its Consolidated Statements of Income, includes amortization of right-of-use assets, interest on lease liabilities, as well as any variable and short-term lease cost. The Company commences recording operating lease cost when the underlying asset is made available for use.

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

Net Income Per Share

Net income per share is calculated using the treasury stock method. Refer to Note 10, “Net Income Per Share,” for further details.

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

Category	Fiscal 2023	Fiscal 2022	Fiscal 2021
Ladies apparel	21%	22%	23%
Accessories and shoes	27%	24%	23%
Home	20%	21%	20%
Mens apparel	17%	17%	16%
Kids apparel and baby	12%	12%	14%
Outerwear	3%	4%	4%

2. Recent Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s Consolidated Financial Statements during Fiscal 2023.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently determining the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

3. Restricted Cash and Cash Equivalents

At February 3, 2024 the Company had no restricted cash and cash equivalents. At January 28, 2023, restricted cash and cash equivalents consisted of $6.6 million related to collateral for certain insurance contracts.

4. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 3, 2024	January 28, 2023
Land	N/A	$105,645	$112,513
Buildings	20 to 40 Years	413,634	394,798
Store fixtures and equipment	3 to 15 Years	1,575,798	1,414,220
Software	3 to 10 Years	365,899	332,509
Leasehold improvements	Shorter of lease term or useful life	996,994	881,695
Construction in progress	N/A	375,305	250,160
Total property and equipment at cost		3,833,275	3,385,895
Less: accumulated depreciation and amortization		(1,952,950)	(1,717,890)
Total property and equipment, net of accumulated depreciation and amortization		$1,880,325	$1,668,005

As of February 3, 2024 and January 28, 2023, assets, net of accumulated amortization of $17.1 million and $13.6 million, respectively, held under finance leases amounted to approximately $21.8 million and $25.3 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $273.5 million, $237.8 million and $218.1 million, respectively.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Amortization of internally developed software amounted to $23.0 million, $21.2 million and $18.9 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $10.6 million, $11.4 million and $12.2 million, during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income.

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recorded impairment charges related to property and equipment of $3.7 million, $20.1 million and $7.5 million, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 6, “Impairment Charges,” for further discussion.

5. Intangible Assets

Intangible assets at February 3, 2024 and January 28, 2023 consist primarily of tradenames.

	(in thousands)
	February 3, 2024			January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

6. Impairment Charges

Impairment charges recorded during Fiscal 2023, Fiscal 2022 and Fiscal 2021 amounted to $6.4 million, $21.4 million and $7.7 million, respectively. Impairment charges are primarily related to declines in revenues and operating results of certain stores in Fiscal

2023, Fiscal 2022, and Fiscal 2021, as well as sales of owned properties in Fiscal 2022. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 3, 2024	January 28, 2023	January 29, 2022
Store fixtures and equipment	$2,471	$2,981	$3,163
Leasehold improvements	1,272	2,097	3,330
Operating lease assets	2,623	1,286	202
Buildings	—	8,687	970
Land	—	4,968	—
Other assets	1	1,383	83
Total	$6,367	$21,402	$7,748

The Company recorded impairment charges related to store-level assets for 11 stores during Fiscal 2023, 16 stores during Fiscal 2022, and nine stores during Fiscal 2021.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 15, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. The assets impaired had a remaining carrying value after impairments of $73.0 million, $99.0 million, and $63.4 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, primarily related to the right-of-use assets.

7. Long Term Debt

Long term debt consists of:

	(in thousands)
	February 3,	January 28,
	2024	2023
Senior secured term loan facility (Term B-6 Loans), adjusted SOFR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$933,355	$942,012
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	507,687
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	—
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—
Finance lease obligations	29,069	33,447
Unamortized deferred financing costs	(7,003)	(7,440)
Total debt	1,408,645	1,475,706
Less: current maturities	(13,703)	(13,634)
Long term debt, net of current maturities	$1,394,942	$1,462,072

Term Loan Facility

On June 24, 2021, BCFWC entered into Amendment No. 9 (the Ninth Amendment) to the Term Loan Credit Agreement governing the Term Loan Facility. The Ninth Amendment, among other things, extended the maturity date from November 17, 2024 to June 24, 2028, and changed the interest rate margins applicable to the Term Loan Facility from 0.75% to 1.00%, in the case of prime rate loans, and from 1.75% to 2.00%, in the case of LIBOR loans, with a 0.00% LIBOR floor. This amendment also requires quarterly principal payments of $2.4 million. In connection with the execution of the Ninth Amendment, the Company incurred fees of $3.3 million, primarily related to legal and placement fees, which were recorded in the line item “Costs related to debt issuances and amendments” in the Company’s Consolidated Statement of Income. Additionally, the Company recognized a loss on the extinguishment of debt of $1.2 million, representing the write-off of unamortized deferred financing costs and original issue discount, which was recorded in the line item “Loss on extinguishment of debt” in the Company’s Consolidated Statement of Income.

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

Interest rates for the Term Loan Facility are based on: (i) for SOFR rate loans, a rate per annum equal to the Adjusted Term SOFR Rate for the applicable interest period, plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Adjusted Term SOFR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. As of February 3, 2024 and January 28, 2023, the Company’s borrowing rate related to the Term Loan Facility was 7.4% and 6.4%, respectively.

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

On August 5, 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The Company elected to early adopt this ASU as of the beginning of Fiscal 2021, using the modified retrospective method of transition. As a result of adopting the guidance, the Company is no longer separating the Convertible Notes into debt and equity components, and is instead accounting for it wholly as debt. Prior periods have not been restated.

During the second half of Fiscal 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of 2025 Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of the Company's common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million.

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

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

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

At February 3, 2024, the Company had $708.8 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2023.

Deferred Financing Costs

The Company had $2.1 million and $2.8 million in deferred financing costs associated with its ABL Line of Credit as of February 3, 2024 and January 28, 2023, respectively, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets. In addition, the Company had $7.0 million and $7.4 million of deferred financing costs associated with its Term Loan Facility and Convertible Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023, respectively.

Amortization of deferred financing costs amounted to $3.2 million, $3.6 million and $5.3 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

Amortization expense related to deferred financing costs as of February 3, 2024 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2024	$3,034
2025	2,387
2026	2,160
2027	1,384
2028	105
Thereafter	—
Total	$9,070

Deferred financing costs have a weighted average amortization period of approximately 3.4 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of February 3, 2024, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Total Debt
Fiscal Years:
2024	$9,614
2025	165,769
2026	9,614
2027	306,683
2028	898,923
Thereafter	—
Total	1,390,603
Less: unamortized discount	(4,024)
Less: unamortized deferred financing costs	(7,003)
Finance lease liabilities	29,069
Total debt	$1,408,645

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of February 3, 2024 and January 28, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

During the second quarter of Fiscal 2023, the Company amended its interest rate swap to be based on SOFR rather than LIBOR, which resulted in an updated swap rate of 2.16%. This amendment was covered under the guidance in ASU 2020-04, Reference Rate Reform (“ASC 848”) and did not impact the hedge accounting relationship.

The amount of loss deferred for the previous interest rate swap was $26.9 million. The Company amortized this amount from accumulated other comprehensive income into interest expense over the original life of the previous interest rate swap, which had an original maturity date of December 29, 2023. The current interest rate swap had a liability fair value at inception of $26.9 million. The Company is accreting this amount into accumulated other comprehensive income as a benefit to interest expense over the life of the new interest rate swap, which has a maturity date of June 24, 2028.

During Fiscal 2023, the Company’s derivative was used to hedge the variable cash flows associated with existing variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of February 3, 2024, the Company estimates that $15.4 million will be reclassified as a reduction to interest expense during the next twelve months.

As of February 3, 2024, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	One	$450.0 million	2.16%	June 24, 2028

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	February 3, 2024		January 28, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$29,075	Other assets	$29,152

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	February 3, 2024	January 28, 2023	January 29, 2022
Unrealized gains, before taxes	$14,243	$37,864	$10,914
Income tax expense	(3,783)	(10,138)	(2,983)
Unrealized gains, net of taxes	$10,460	$27,726	$7,931

The following table presents information about the reclassification of losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	February 3, 2024	January 28, 2023	January 29, 2022
Interest (benefit) expense	$(7,749)	$7,479	$14,608
Income tax expense (benefit)	2,074	(2,016)	(3,965)
Net reclassification into earnings	$(5,675)	$5,463	$10,643

9. Capital Stock

Common Stock

As of February 3, 2024, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2023, the Company acquired 62,894 shares of common stock from employees for approximately $11.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which was authorized to be executed through February 2024. As of the end of Fiscal 2023, the Company had $115.4 million remaining under this share repurchase authorization.

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through August 2025. As of the end of Fiscal 2023, the Company had $500.0 million remaining under this share repurchase authorization.

These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During Fiscal 2023, the Company repurchased 1,354,031 shares of common stock for $231.9 million under its share repurchase program.

10. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock option, restricted stock and restricted stock unit awards, and the if-converted method for the 2025 Convertible Notes and 2027 Convertible Notes.

	(in thousands, except per share data)
	Fiscal Year Ended

	February 3,	January 28,	January 29,
	2024	2023	2022
Basic net income per share
Net income	$339,649	$230,123	$408,839
Weighted average number of common shares – basic	64,672	65,637	66,588
Net income per common share – basic	$5.25	$3.51	$6.14
Diluted net income per share
Net income	$339,649	$230,123	$408,839
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	64,672	65,637	66,588
Assumed exercise of stock options and vesting of restricted stock	245	264	685
Assumed conversion of convertible debt	—	—	853
Weighted average number of common shares – diluted	64,917	65,901	68,126
Net income per common share – diluted	$5.23	$3.49	$6.00

Approximately 1,524,000 shares, 1,068,000 shares and 177,000 shares were excluded from diluted net income per share for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, since their effect was anti-dilutive.

11. Stock-Based Compensation

On May 18, 2022, the Company's stockholders approved the Company's 2022 Omnibus Incentive Plan (the 2022 Plan). The 2022 Plan provides for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of February 3, 2024, there were 5,214,963 shares of common stock available for issuance under the Company's 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	February 3,	January 28,	January 29,
Type of Non-Cash Stock Compensation	2024	2023	2022
Restricted stock unit grants (a)	$43,037	$37,749	$30,525
Stock option grants (a)	19,502	19,274	18,909
Performance stock unit grants (a)	21,409	10,457	9,112
Total (b)	$83,948	$67,480	$58,546

(a) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

(b) The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $15.5 million, $12.5 million and $10.3 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Stock Options

Options granted during Fiscal 2023, Fiscal 2022 and Fiscal 2021, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2023	$118.58	$234.15
Fiscal 2022	$115.65	$236.93
Fiscal 2021	$219.08	$342.03

All awards granted during Fiscal 2023, Fiscal 2022 and Fiscal 2021 generally vest in either one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2023, Fiscal 2022 and Fiscal 2021 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

As of February 3, 2024, the Company had 1,356,258 options outstanding to purchase shares of common stock, and there was $37.3 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.6 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2023 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 28, 2023	1,218,101	$193.31
Options granted	372,885	184.75
Options exercised (a)	(157,003)	119.64
Options forfeited	(77,725)	220.99
Options outstanding, February 3, 2024	1,356,258	$197.90

(a) Options exercised during Fiscal 2023 had a total intrinsic value of $11.7 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,356,258	7.1	$197.90	$22.8
Options exercisable	676,270	5.7	$191.08	$16.0

During Fiscal 2023, the fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model. The fair value of each stock option granted during Fiscal 2023 was estimated using the following assumptions on a weighted average basis:

Fiscal Year Ended
February 3,
2024
Risk-free interest rate	3.5%
Expected volatility	41.9%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$68.72

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

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2023 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2023 was based upon the closing price of the Company’s common stock on the grant date. Most of the awards outstanding as of February 3, 2024 have graded vesting provisions that generally vest in one-fourth annual increments (subject to continued employment through the applicable vesting date). Certain awards outstanding as of February 3, 2024 cliff vest at the end of a designated service period, ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 3, 2024, there was approximately $74.8 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as expense over a weighted average period of 2.4 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	477,441	$222.90
Awards granted	306,405	183.25
Awards vested (a)	(176,004)	212.14
Awards forfeited	(36,890)	222.43
Non-vested awards outstanding, February 3, 2024	570,952	$204.97

(a)
Restricted stock awards vested during Fiscal 2023 had a total intrinsic value of $30.8 million.

Performance Share Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2021 is based on continued service and the achievement of pre-established adjusted EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022 and Fiscal 2023 are based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

As of February 3, 2024, there was approximately $32.9 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as expense over a weighted average period of 1.9 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2023 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 28, 2023	196,300	$226.05
Awards granted	116,080	185.27
Awards vested (a)	(29,017)	186.50
Awards forfeited	(56,446)	197.72
Non-vested awards outstanding, February 3, 2024	226,917	$217.29

(a)
Performance-based stock awards vested during Fiscal 2023 had a total intrinsic value of $5.9 million.

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2024	$586,885	$5,733
2025	593,102	3,604
2026	553,462	3,640
2027	512,571	3,640
2028	464,877	3,447
Thereafter	1,505,185	20,787
Total future minimum lease payments	4,216,082	40,851
Amount representing interest	(819,893)	(11,782)
Total lease liabilities	3,396,189	29,069
Less: current portion of lease liabilities	(411,395)	(4,089)
Total long term lease liabilities	$2,984,794	$24,980

Weighted average discount rate	5.6%	5.8%
Weighted average remaining lease term (years)	7.9	11.8

The above schedule excludes approximately $696.3 million for 84 stores and one warehouse that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The Company has entered into a lease agreement for a new distribution center in Ellabell, GA, which is expected to commence in May 2025. The Company does not have control of the asset during construction, but it is involved in the design and construction of the related asset. Additionally, the lease agreement has a purchase option, which can be exercised beginning after the earlier of (a) substantial completion of construction or (b) the date the Company commences business operations in the premises.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Finance lease cost:
Amortization of finance lease asset (a)	$3,506	$4,210	$4,554
Interest on lease liabilities (b)	1,858	2,561	3,111
Operating lease cost (c)	587,214	523,980	468,349
Variable lease cost (c)	235,223	205,876	188,035
Total lease cost	827,801	736,627	664,049
Less all rental income (d)	(5,733)	(5,650)	(5,771)
Total net rent expense (e)	$822,068	$730,977	$658,278

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$595,028	$525,098	$509,971
Cash payments for the principal portion of finance lease liabilities (b)	$4,378	$4,455	$4,073
Cash payments for the interest portion of finance lease liabilities (a)	$1,858	$2,561	$3,111
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$611,569	$712,688	$516,545

(a) Included within operating activities in the Company’s Consolidated Statements of Cash Flows.

(b) Included within financing activities in the Company’s Consolidated Statements of Cash Flows.

13. Employee Retirement Plans

The Company maintains separate defined contribution 401(k) retirement savings and profit-sharing plans covering employees in the United States and Puerto Rico who meet specified age and service requirements. The discretionary profit-sharing component (which the Company has not utilized since 2005 and has no current plans to utilize) is entirely funded by the Company, and the Company also makes additional matching contributions to the 401(k) component of the plans. Participating employees can voluntarily elect to contribute a percentage of their earnings to the 401(k) component of the plans (up to certain prescribed limits) through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan).

The Company recorded $15.6 million, $15.6 million and $11.4 million of 401(k) Plan match expense during Fiscal 2023, Fiscal 2022 and Fiscal 2021 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

14. Income Taxes

Income before income taxes was as follows for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	(in thousands)
	Year Ended
	February 3 2024	January 28, 2023	January 29, 2022
Domestic	$454,491	$297,440	$533,906
Foreign	11,282	10,069	11,392
Total income (loss) before income taxes	$465,773	$307,509	$545,298

Income tax expense (benefit) was as follows for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	(in thousands)
	Year Ended
	February 3 2024	January 28, 2023	January 29, 2022
Current:
Federal	$85,834	$86,299	$69,146
State	16,150	13,494	11,546
Foreign	3,477	3,024	3,815
Subtotal	105,461	102,817	84,507
Deferred:
Federal	12,583	(28,980)	32,217
State	7,311	2,796	19,272
Foreign	769	753	463
Subtotal	20,663	(25,431)	51,952
Total income tax expense (benefit)	$126,124	$77,386	$136,459

The tax rate reconciliations were as follows for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Fiscal Year Ended
	February 3 2024	January 28, 2023	January 29, 2022
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5	5.3	4.0
Excess tax benefit from stock compensation	0.2	(0.2)	(4.8)
Tax credits	(1.2)	(2.2)	(1.6)
Non-deductible expenses	1.7	2.1	2.0
Loss from extinguishment of convertible debt	1.8	0.9	4.4
Other	(0.9)	(1.7)	—
Effective tax rate	27.1%	25.2%	25.0%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 3, 2024		January 28, 2023
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$236,711	$—	$231,426
Operating lease liability	872,903	—	830,029	—
Operating lease asset	—	805,610	—	764,446
Intangibles—indefinite-lived	—	63,892	—	63,871
Employee benefit compensation	27,194	—	21,303	—
State net operating losses (net of federal benefit)	5,726	—	11,323	—
Tax credits	10,774	—	11,132	—
Other	—	24,116	—	3,770
Valuation allowance	(11,425)	—	(13,060)	—
Total non-current deferred tax assets and liabilities	$905,172	$1,130,329	$860,727	$1,063,513
Net deferred tax liability		$225,157		$202,786

As of February 3, 2024, the Company has a deferred tax asset related to net operating losses of $5.7 million, inclusive of $5.4 million of state net operating losses which will expire at various dates between 2024 and 2041 and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of February 3, 2024, the Company had tax credit carry-forwards of $10.8 million, inclusive of state tax credit carry-forwards of $10.4 million that will begin to expire in 2024 and $0.4 million of Puerto Rico alternative minimum tax (AMT) credits that have an indefinite life.

As of January 28, 2023, the Company had a deferred tax asset related to net operating losses of $11.3 million, inclusive of $11.0 million of state net operating losses, and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of January 28, 2023, the Company had tax credit carry-forwards of $11.1 million, inclusive of state tax credit carry-forwards of $10.4 million, and $0.7 million of Puerto Rico AMT credits.

The Company believes that it is more likely than not that the benefit from certain state net operating loss carry forwards and credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.3 million on state net operating losses and $9.8 million on state tax credit carry forwards. In addition, the Company believes that it is more likely than not that the benefit from Puerto Rico net operating loss carry-forwards will not be realized. As a result, it has provided for a full valuation allowance of $0.3 million. If the Company's assumptions change and it determines it will be able to realize these net operating losses or credits, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of February 3, 2024 will be recorded to the Company’s Consolidated Statement of Income. As of January 28, 2023, the Company provided a total valuation allowance of $13.1 million, inclusive of $3.3 million of valuation allowance related to state net operating losses, $9.5 million related to tax credit carry-forwards and $0.3 million related to Puerto Rico.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 30, 2021	$6,340
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(770)
Balance at January 29, 2022	4,787
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(72)
Balance at January 28, 2023	3,933
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(18)
Balance at February 3, 2024	$3,132

As of February 3, 2024, the Company reported total unrecognized benefits of $3.1 million, of which $2.5 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $0.8 million of interest and penalties during Fiscal 2023 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $7.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of February 3, 2024. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 28, 2023, the Company reported total unrecognized benefits of $3.9 million, of which $3.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $0.9 million of interest and penalties during Fiscal 2022 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $8.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of January 28, 2023.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2020 through 2023. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2019 through 2023 with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of February 3, 2024 and January 28, 2023 are summarized below:

	(in thousands)
	Fair Value Measurements at
	February 3,	January 28,
	2024	2023
Level 1
Cash equivalents (including restricted cash equivalents)	$657,292	$548,986

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 3, 2024		January 28, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$937,379	$934,450	$946,994	$938,708
2025 Convertible Notes	156,155	169,384	507,687	619,409
2027 Convertible Notes	297,069	342,384	—	—
ABL Line of Credit (a)	—	—	—	—
Total debt (b)	$1,390,603	$1,446,218	$1,454,681	$1,558,117

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $75.8 million and $51.1 million as of February 3, 2024 and January 28, 2023, respectively.

Letters of credit outstanding as of February 3, 2024 and January 28, 2023 amounted to $75.8 million and $47.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $3.7 million at January 28, 2023, related to certain merchandising agreements, and none at February 3, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $174.2 million and $98.9 million as of February 3, 2024 and January 28, 2023, respectively.

Inventory Purchase Commitments

The Company had $1,304.5 million of purchase commitments related to goods that were not received as of February 3, 2024.

Death Benefits

In November 2005, the Company entered into agreements with three of the Company’s former executives whereby, upon each of their deaths, the Company will pay $1.0 million to each respective designated beneficiary.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Income and Comprehensive Income

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Interest expense, net	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$339,649	$230,123	$408,839
Net income	$339,649	$230,123	$408,839
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gains arising during the period	10,460	27,726	7,931
Net reclassification into earnings during the period	(5,675)	5,463	10,643
Total comprehensive income	$344,434	$263,312	$427,413

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	As of
	February 3, 2024	January 28, 2023
	(in thousands)
ASSETS:
Cash and cash equivalents	$50	$192
Total current assets	50	192
Investment in subsidiaries	1,444,273	1,296,408
Total assets	$1,444,323	$1,296,600
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities	$—	$—
Long term debt	447,391	501,695
Commitments and contingencies
Total stockholders’ equity	996,932	794,905
Total liabilities and stockholders’ equity	$1,444,323	$1,296,600

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$—	$—
INVESTING ACTIVITIES:
Net contribution from subsidiaries	313,713	374,233	428,888
Net cash provided by investing activities	313,713	374,233	428,888
FINANCING ACTIVITIES:
Proceeds from long term debt - 2027 Convertible Notes	297,069	—	—
Principal payment on long term debt— 2025 Convertible Notes	(386,519)	(78,240)	(201,695)
Purchase of treasury shares	(243,188)	(316,896)	(266,628)
Proceeds from stock option exercises	18,783	20,592	39,887
Net cash used in financing activities	(313,855)	(374,544)	(428,436)
(Decrease) increase in cash and cash equivalents	(142)	(311)	452
Cash and cash equivalents at beginning of period	192	503	51
Cash and cash equivalents at end of period	$50	$192	$503

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Note 1. Basis of Presentation

Burlington Stores, Inc. (the Parent Company) is a holding company that conducts substantially all of its business operations through its subsidiaries. Capitalized terms not otherwise defined in this Schedule I shall have the meanings ascribed to them in the Notes to Consolidated Financial Statements. The Parent Company’s ability to pay dividends on Parent Company’s common stock will be limited by restrictions on the ability of Parent Company's subsidiaries to pay dividends or make distributions under the terms of current and future agreements governing the indebtedness of Parent Company’s subsidiaries. In addition to other baskets under the agreements governing its indebtedness, the Parent Company and its subsidiaries are permitted to make dividends and distributions under the Term Loan Facility so long as there is no event of default and the consolidated leverage ratio of the Parent Company and its subsidiaries does not exceed 3.50 to 1.00, and under the ABL Line of Credit as long as certain restricted payment conditions are satisfied.

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

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $83.9 million, $67.5 million and $58.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Note 4. Long Term Debt

On April 16, 2020, the Parent Company issued $805.0 million of 2025 Convertible Notes. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The 2025 Convertible Notes are general unsecured obligations of the Parent Company.

The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

During the second half of Fiscal 2021, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $232.7 million in aggregate principal amount of 2025 Convertible Notes held by them for a combination of an aggregate of $199.8 million in cash and 513,991 shares of the Company's common stock. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $124.6 million.

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

During the first quarter of Fiscal 2023, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

On September 12, 2023, the Parent Company closed the issuance of approximately $297.1 million aggregate principal amount of our 2027 Convertible Notes pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of our 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. The Parent Company exchanged approximately $241.2 million in aggregate principal amount of the 2025 Convertible Notes for approximately $255.0 million in aggregate principal amount of the 2027 Convertible Notes. The Parent Company also issued approximately $42.1 million in aggregate principal amount of 2027 Convertible Notes in a private placement to certain investors. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

BCFWC and Burlington Merchandising Corporation, a Delaware corporation, wholly owned subsidiaries of the Company, have entered into a promissory note, in which they jointly and severally have promised to pay to the Parent an amount equal to the principal of the 2025 Convertible Notes and 2027 Convertible Notes. In connection with the promissory note, there was a $453.2 million and $507.7 million intercompany note receivable as of February 3, 2024 and January 28, 2023, respectively, related to the cash transferred to Parent subsidiaries for the Convertible Notes, which is included in the line item "Investment in subsidiaries" in the Condensed Balance Sheets. The interest rate and repayment terms of the intercompany note receivable are consistent with that of the 2025 Convertible Notes and 2027 Convertible Notes.

Included in the Condensed Statements of Income and Comprehensive Income is the following for each of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Convertible notes interest expense	$(10,875)	$(14,281)	$(20,055)
Intercompany note receivable interest expense	10,875	14,281	20,055
Loss on extinguishment of convertible notes	(38,274)	(14,657)	(124,639)
Gain on extinguishment of intercompany note receivable	38,274	14,657	124,639
Interest expense, net	$—	$—	$—

Refer also to Note 7 to the Consolidated financial statements.

Note 5. Capital Stock

Treasury Stock

The Parent Company accounts for treasury stock under the cost method.

During Fiscal 2023, the Parent Company acquired 62,894 shares of common stock from employees for approximately $11.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Purchase of treasury shares” on the Parent Company’s Condensed Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Parent Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which was authorized to be executed through February 2024. As of the end of Fiscal 2023, the Parent Company had $115.4 million remaining under this share repurchase authorization.

On August 15, 2023, the Parent Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025. As of the end of Fiscal 2023, the Parent Company had $500.0 million remaining under this share repurchase authorization.

During Fiscal 2023, the Parent Company repurchased 1,354,031 shares of common stock for $231.9 million under its share repurchase program.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended February 3, 2024
Allowance for doubtful accounts	$1,252	$1,209	$—	$148	$2,313
Valuation allowances on deferred tax assets	$13,060	$—	$(1,635)	$—	$11,425
Year ended January 28, 2023
Allowance for doubtful accounts	$3,305	$291	$—	$2,344	$1,252
Valuation allowances on deferred tax assets	$12,864	$—	$196	$—	$13,060
Year ended January 29, 2022
Allowance for doubtful accounts	$4,855	$185	$—	$1,735	$3,305
Valuation allowances on deferred tax assets	$12,957	$—	$(93)	$—	$12,864

Notes:

(1) Amounts related to valuation allowances on deferred taxes are charged to income tax expense.

(2) Actual allowances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, February 3, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2024.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 3, 2024, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 3, 2024, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of (ASU) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 15, 2024

Item 9B. Other Information.

During the fiscal quarter ended February 3, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Board Committees,” in the Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2023 fiscal year.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the information required by this Item 13, see “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements. The Consolidated Financial Statements filed as part of this Annual Report are listed on the Index to Consolidated Financial Statements on page 41 of this Annual Report.

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is starting on page 71. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 77 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Registration Statement on Form S-1/A	September 10, 2013
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Quarterly Report on Form 10-Q	November 22, 2022
4.1	Description of the Registrant’s Securities.	Annual Report on Form 10-K	March 13, 2020
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
4.3	Indenture, dated as of September 12, 2023, between the Company and Wilmington Trust, National Association, as trustee (including form of 1.25% Convertible Senior Notes due 2027)	Current Report on Form 8-K	September 18, 2023
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
10.1.10

Amendment No. 10, dated as of May 11, 2023, to the Credit Agreement dated as of February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		Quarterly Report on Form 10-Q	May 25, 2023
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

		Current Report on Form 8-K	September 9, 2011
10.2.1	First Amendment to Second Amended and Restated Credit Agreement, dated August 13, 2014, by and among	Current Report on Form 8-K	August 18, 2014

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
10.2.7

Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 26, 2023, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

		Quarterly Report on Form 10-Q	August 24, 2023
10.3	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.4	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006
10.5

Intellectual Property Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.

		Registration Statement on Form S-4	October 10, 2006
10.6

Pledge Agreement, dated April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington

		Registration Statement on Form S-4	October 10, 2006

Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the pledgors, and Bank of America, N.A., as collateral agent.
10.7+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.7.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017
10.7.2+	Amendment No. 2, dated March 12, 2021, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Annual Report on Form 10-K	March 15, 2021
10.8+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.9+	Employment Agreement dated May 24, 2022 by and between Burlington Stores, Inc. and Kristin Wolfe.	Current Report on Form 8-K	May 26, 2022
10.10+	Form of Directors and Officers Indemnification Agreement.	Registration Statement on Form S-1/A	September 10, 2013
10.11+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.	Current Report on Form 8-K	May 22, 2017
10.12+	Burlington Stores, Inc. 2022 Omnibus Incentive Plan	Current Report on Form 8-K	May 24, 2022
10.13+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.14+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without Employment Agreements pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.15+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.16+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019
10.17+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2019).

		Quarterly Report on Form 10-Q	June 3, 2019

10.18+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole RSU Award).

		Current Report on Form 8-K	May 26, 2022
10.19+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole Option Award).	Current Report on Form 8-K	May 26, 2022
10.20+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.21+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.22+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.23+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.24+	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.25+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.26+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.27+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.28+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.29+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for special grants made to all other associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.30+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and	Quarterly Report on Form 10-Q	August 25, 2022

non-employee directors pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.
10.31

Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.32

Intellectual Property Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.33

Pledge Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.34

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
10.37+

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

		Quarterly Report on Form 10-Q	May 27, 2021
10.39+	Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning) (Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.40+	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.41+	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021

10.42+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole RSU Award).

		Current Report on Form 8-K	July 15, 2021
10.43+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Travis Marquette pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for Make-Whole Option Award).

		Current Report on Form 8-K	July 15, 2021
10.44+	Offer Letter with Michael Allison dated March 9, 2021.	Annual Report on Form 10-K	March 16, 2022
10.45+

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

		Annual Report on Form 10-K	March 16, 2022
21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Burlington Stores, Inc. Policy on Recoupment of Incentive Compensation
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Michael O’Sullivan Chief Executive Officer

Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2024.

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