Form 10-Q
period 2024-05-04
Burlington Stores, Inc.
filed 2024-05-30
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

The registrant had 63,826,021 shares of common stock outstanding as of May 4, 2024.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 4,	April 29,
	2024	2023
REVENUES:
Net sales	$2,357,318	$2,132,793
Other revenue	4,235	4,163
Total revenue	2,361,553	2,136,956
COSTS AND EXPENSES:
Cost of sales	1,330,726	1,231,646
Selling, general and administrative expenses	825,226	755,628
Depreciation and amortization	81,965	70,529
Impairment charges - long-lived assets	8,210	844
Other income - net	(10,862)	(8,998)
Loss on extinguishment of debt	—	24,644
Interest expense	16,649	19,345
Total costs and expenses	2,251,914	2,093,638
Income before income tax expense	109,639	43,318
Income tax expense	31,125	10,570
Net income	$78,514	$32,748

Net income per common share:
Common stock - basic	$1.23	$0.50
Common stock - diluted	$1.22	$0.50
Weighted average number of common shares:
Common stock - basic	63,871	64,954
Common stock - diluted	64,267	65,291

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4,	April 29,
	2024	2023

Net income	$78,514	$32,748
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	7,735	947
Net reclassification into earnings during the period	(3,343)	(827)
Other comprehensive income, net of tax	4,392	120
Total comprehensive income	$82,906	$32,868

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 4,	February 3,	April 29,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$742,332	$925,359	$532,443
Restricted cash and cash equivalents	—	—	6,582
Accounts receivable—net	100,654	74,361	78,477
Merchandise inventories	1,140,800	1,087,841	1,231,092
Assets held for disposal	27,963	23,299	5,120
Prepaid and other current assets	226,378	216,164	136,751
Total current assets	2,238,127	2,327,024	1,990,465
Property and equipment—net	1,934,547	1,880,325	1,678,461
Operating lease assets	3,149,161	3,132,768	2,968,247
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,313	2,436	3,079
Other assets	86,040	79,223	78,563
Total assets	$7,695,252	$7,706,840	$7,003,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$929,759	$956,350	$829,212
Current operating lease liabilities	395,948	411,395	402,622
Other current liabilities	602,973	647,338	472,926
Current maturities of long term debt	168,642	13,703	13,753
Total current liabilities	2,097,322	2,028,786	1,718,513
Long term debt	1,236,658	1,394,942	1,350,416
Long term operating lease liabilities	3,016,027	2,984,794	2,842,785
Other liabilities	73,210	73,793	70,082
Deferred tax liabilities	240,609	227,593	220,609
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,636,872 shares, 82,399,577 shares and 82,157,501 shares, respectively
Outstanding: 63,826,021 shares, 63,964,371 shares and 64,884,349 shares, respectively	8	8	8
Additional paid-in-capital	2,145,935	2,118,356	2,043,111
Accumulated earnings	1,062,578	984,064	677,163
Accumulated other comprehensive income	37,925	33,533	28,868
Treasury stock, at cost	(2,215,020)	(2,139,029)	(1,947,676)
Total stockholders' equity	1,031,426	996,932	801,474
Total liabilities and stockholders' equity	$7,695,252	$7,706,840	$7,003,879

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4,	April 29,
	2024	2023
OPERATING ACTIVITIES
Net income	$78,514	$32,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	81,965	70,529
Impairment charges—long-lived assets	8,210	844
Amortization of deferred financing costs	755	855
Accretion of long term debt instruments	233	236
Deferred income taxes	11,520	14,699
Loss on extinguishment of debt	—	24,644
Non-cash stock compensation expense	19,107	16,722
Non-cash lease expense	(3,885)	(970)
Cash received from landlord allowances	2,830	4,349
Changes in assets and liabilities:
Accounts receivable	(26,397)	(7,418)
Merchandise inventories	(52,958)	(49,110)
Prepaid and other current assets	(10,215)	(5,060)
Accounts payable	(25,211)	(125,241)
Other current liabilities	(30,846)	(53,943)
Other long term assets and long term liabilities	(631)	723
Other operating activities	(3,619)	(2,559)
Net cash provided by (used in) operating activities	49,372	(77,952)
INVESTING ACTIVITIES
Cash paid for property and equipment	(164,837)	(95,688)
Lease acquisition costs	(233)	(4,549)
Net (removal costs) proceeds from sale of property and equipment and assets held for sale	(462)	14,080
Net cash used in investing activities	(165,532)	(86,157)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(2,404)	(2,404)
Principal payment on long term debt— 2025 Convertible Notes	—	(133,656)
Purchase of treasury shares	(75,622)	(53,393)
Proceeds from stock option exercises	8,473	10,764
Other financing activities	2,686	2,618
Net cash used in financing activities	(66,867)	(176,071)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(183,027)	(340,180)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	925,359	879,205
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$742,332	$539,025
Supplemental disclosure of cash flow information:
Interest paid	$19,985	$27,066
Income tax payments - net	$1,380	$1,539
Non-cash investing and financing activities:
Finance lease modification	$(868)	$—
Accrued purchases of property and equipment	$95,262	$49,628

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 4, 2024

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 4, 2024, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,021 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated

Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Fiscal 2023 10-K). The balance sheet at February 3, 2024 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2023 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 4, 2024 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2023 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2024 is defined as the 52-week year ending February 1, 2025, and Fiscal 2023 is defined as the 53-week year ended February 3, 2024. The first quarters of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended May 4, 2024.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently determining the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures.

2. Stockholders’ Equity

Activity for the three month periods ended May 4, 2024 and April 29, 2023 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	$8	$2,145,935	$1,062,578	$37,925	(18,810,851)	$(2,215,020)	$1,031,426

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	$8	$2,043,111	$677,163	$28,868	(17,273,152)	$(1,947,676)	$801,474

3. Lease Commitments

The Company’s leases primarily consist of stores, distribution facilities and office space under operating and finance leases that will expire principally during the next 30 years. The leases typically include renewal options at five-year intervals and escalation clauses. Lease renewals are only included in the lease liability to the extent that they are reasonably assured of being exercised. The Company’s leases typically provide for contingent rentals based on a percentage of gross sales. Contingent rentals are not included in the lease liability, but are recognized as variable lease cost when incurred.

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2024 (remainder)	$422,929	$3,535
2025	615,594	3,526
2026	576,614	3,640
2027	535,608	3,640
2028	487,650	3,447
Thereafter	1,662,700	20,787
Total future minimum lease payments	4,301,095	38,575
Amount representing interest	(889,120)	(11,258)
Total lease liabilities	3,411,975	27,317
Less: current portion of lease liabilities	(395,948)	(2,873)
Total long term lease liabilities	$3,016,027	$24,444

Weighted average discount rate	5.8%	5.6%
Weighted average remaining lease term (years)	7.9	12.1

The above schedule excludes approximately $667.5 million for 84 stores and one warehouse that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The Company has entered into a lease agreement for a new distribution center in Ellabell, GA, which is expected to commence in Spring 2025. The Company does not have control of the asset during construction, but it is involved in the design and construction of the distribution center. Additionally, the lease agreement has a purchase option, which can be exercised beginning after the earlier of (a) substantial completion of construction or (b) the date the Company commences business operations in the premises.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	May 4, 2024	April 29, 2023
Finance lease cost:
Amortization of finance lease asset (a)	$798	$877
Interest on lease liabilities (b)	383	495
Operating lease cost (c)	151,180	138,950
Variable lease cost (c)	60,957	54,071
Total lease cost	213,318	194,393
Impairment (gain) on sale and leaseback transaction (d)	8,210	(1,958)
Less all rental income (e)	(1,379)	(1,398)
Total net rent expense (f)	$220,149	$191,037

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
(d)
Impairment included in the line item "Impairment charges - long-lived assets" and gain included in line item “Other income - net” in the Company’s Condensed Consolidated Statements of Income.
(e)
Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(f)
Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$155,077	$139,950
Cash payments for the principal portion of finance lease liabilities (b)	$884	$963
Cash payments for the interest portion of finance lease liabilities (a)	$383	$495
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$183,529	$122,802

(a) Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

(b) Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 4,	February 3,	April 29,
	2024	2024	2023
Senior secured term loan facility (Term B-6 Loans), adjusted SOFR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$931,185	$933,355	$939,844
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	156,155	397,375
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	297,069	—
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	27,317	29,069	32,484
Unamortized deferred financing costs	(6,426)	(7,003)	(5,534)
Total debt	1,405,300	1,408,645	1,364,169
Less: current maturities	(168,642)	(13,703)	(13,753)
Long term debt, net of current maturities	$1,236,658	$1,394,942	$1,350,416

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 4, 2024 of $931.2 million maturing on June 24, 2028.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions). On May 11, 2023, the Company amended the Term Loan Credit Agreement to, effective as of June 30, 2023, change one of the reference interest rates for borrowings under the Term Loan Facility from the Term Loan Adjusted LIBOR Rate to the Adjusted Term Secured Overnight Financing Rate (SOFR) Rate (as defined in the Term Loan Credit Agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration and 0.43% for an interest period of six-months’ duration, with a floor of 0.00%.

Interest rates for the Term Loan Facility are based on: (i) for SOFR loans, a rate per annum equal to the Adjusted Term SOFR Rate for the applicable interest period, plus a margin of 2.00%; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal reserve bank of New York rate in effect on such date plus 0.50% per annum, and (c) the Adjusted Term SOFR Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, a margin of 1.00%.

At May 4, 2024 and April 29, 2023, the interest rate related to the Term Loan Facility was 7.4% and 7.0%, respectively.

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

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $900.0 million of revolving commitments (subject to a borrowing base limitation) maturing on December 22, 2026, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200 million. The interest rate margin applicable under the ABL Line of Credit in the case of loans drawn at the SOFR is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $237.5 million on April 1, 2024, and will automatically be reduced to (i) $225 million on July 1, 2024, (ii) $212.5 million on October 1, 2024, and (iii) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing dates under clauses (i) and (ii), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At May 4, 2024, the Company had $779.1 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended May 4, 2024.

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

As of May 4, 2024, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 4, 2024		February 3, 2024		April 29, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$36,079	Other assets	$29,075	Other assets	$26,857

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	May 4, 2024	April 29, 2023
Unrealized gains, before taxes	$10,573	$1,294
Income tax expense	(2,838)	(347)
Unrealized gains, net of taxes	$7,735	$947

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 4, 2024	April 29, 2023
Interest benefit	$(4,563)	$(1,129)
Income tax expense	1,220	302
Net reclassification into earnings	$(3,343)	$(827)

The Company estimates that approximately $16.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 4, 2024, February 3, 2024 and April 29, 2023 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 4,	February 3,	April 29,
	2024	2024	2023
Level 1
Cash equivalents (including restricted cash equivalents)	$313,077	$657,292	$163,713

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

Impairment charges on long-lived assets were $8.2 million during the first quarter of Fiscal 2024, related to a sale-leaseback transaction at one owned store sold below net carrying value. Impairment charges on long-lived assets were $0.6 million during the first quarter of Fiscal 2023, related to declines in revenue and operating results for seven stores, as well as lease asset impairment of $0.2 million related to two of those stores.

During the three months ended May 4, 2024 and the three months ended April 29, 2023, the assets impaired had a remaining carrying value after impairments of $9.8 million and $70.9 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 4, 2024		February 3, 2024		April 29, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$934,976	$936,341	$937,379	$934,450	$944,590	$935,144
2025 Convertible Notes	156,155	164,273	156,155	169,384	397,375	448,016
2027 Convertible Notes	297,069	329,346	297,069	342,384	—	—
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,388,200	$1,429,960	$1,390,603	$1,446,218	$1,341,965	$1,383,160
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

7. Income Taxes

Income tax expense was $31.1 million during the first quarter of Fiscal 2024 compared with $10.6 million during the first quarter of Fiscal 2023. The effective tax rate for the first quarter of Fiscal 2024 was 28.4% compared with 24.4% during the first quarter of Fiscal 2023. The increase in expense is primarily driven by an increase in pre-tax income while the increase in the effective tax rate is mainly attributable to higher tax expense from stock-based compensation.

Net deferred taxes are as follows:

	(in thousands)
	May 4,	February 3,	April 29,
	2024	2024	2023
Deferred tax asset	$2,313	$2,436	$3,079
Deferred tax liability	240,609	227,593	220,609
Net deferred tax liability	$238,296	$225,157	$217,530

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of May 4, 2024, the Company had a deferred tax asset related to net operating losses of $5.1 million, inclusive of $4.8 million related to state net operating losses that expire at various dates between 2025 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of May 4, 2024, the Company had a deferred tax asset related to tax credit carry-forwards of $9.2 million, inclusive of $8.9 million of state tax credit carry-forwards, which will begin to expire in 2025, and $0.3 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of May 4, 2024, February 3, 2024 and April 29, 2023, valuation allowances amounted to $10.0 million, $11.4 million and $13.9 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the three month period ended May 4, 2024, the Company acquired 63,407 shares of common stock from employees for approximately $12.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which expired in February 2024.

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

During the three month period ended May 4, 2024, the Company repurchased 312,238 shares of common stock for $63.4 million under its repurchase program, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of May 4, 2024, the Company had an aggregate of $441.7 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended

	May 4,	April 29,
	2024	2023
Basic net income per share
Net income	$78,514	$32,748
Weighted average number of common shares – basic	63,871	64,954
Net income per common share – basic	$1.23	$0.50
Diluted net income per share
Net income	$78,514	$32,748
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,871	64,954
Assumed exercise of stock options and vesting of restricted stock	396	337
Assumed conversion of convertible debt	—	—
Weighted average number of common shares – diluted	64,267	65,291
Net income per common share – diluted	$1.22	$0.50

Approximately 771,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 4, 2024, since their effect was anti-dilutive.

Approximately 540,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended April 29, 2023, since their effect was anti-dilutive.

During the three months ended May 4, 2024, shares of common stock issuable upon conversion of the 2025 Convertible Notes and 2027 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive, since the conversion prices of $220.18 and $205.93, respectively, exceeded the average market price of the Company’s common stock during the periods.

10. Stock Based Compensation

As of May 4, 2024, there were 3,915,644 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 4,	April 29,
Type of Non-Cash Stock Compensation	2024	2023
Restricted stock unit grants (a)	$9,948	$9,365
Stock option grants (a)	4,567	4,203
Performance stock unit grants (a)	4,592	3,154
Total (b)	$19,107	$16,722

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three month period ended May 4, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.6 million. For the three month period ended April 29, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.2 million.

Stock Options

Stock option transactions during the three month period ended May 4, 2024 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2024	1,356,258	$197.90
Options granted	361,395	178.02
Options exercised (a)	(55,688)	152.14
Options forfeited	(17,428)	226.78
Options outstanding, May 4, 2024	1,644,537	$194.77

(a)
Options exercised during the three month period ended May 4, 2024 had a total intrinsic value of $3.8 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 4, 2024:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,644,537	7.7	$194.77	$14.7
Options exercisable	827,047	6.2	$199.18	$9.8

The fair value of each stock option granted during the three month period ended May 4, 2024 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Three Months Ended
May 4,
2024
Risk-free interest rate	4.69%
Expected volatility	42%
Expected life (years)	4.03
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$69.72

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

Restricted Stock

Restricted stock transactions during the three month period ended May 4, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	570,952	$204.97
Awards granted	279,097	178.74
Awards vested (a)	(137,072)	230.33
Awards forfeited	(10,316)	200.79
Non-vested awards outstanding, May 4, 2024	702,661	189.67

(a)
Restricted stock awards vested during the three month period ended May 4, 2024 had a total intrinsic value of $24.9 million.

The fair value of each share of restricted stock granted during the three month period ended May 4, 2024 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2021 was based on continued service and the achievement of pre-established adjusted EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022, Fiscal 2023, and Fiscal 2024 are based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the three month period ended May 4, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	226,917	$217.29
Awards granted	122,691	184.29
Awards vested (a)	(44,535)	319.32
Awards forfeited	(3,612)	272.42
Non-vested awards outstanding, May 4, 2024	301,461	188.13

(a)
Performance-based stock awards vested during the three month period ended May 4, 2024 had a total intrinsic value of $10.1 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $77.3 million, $75.8 million and $53.2 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively. Among these arrangements, as of May 4, 2024, February 3, 2024 and April 29, 2023, the Company had letters of credit outstanding in the amount of $77.3 million, $75.8 million and $51.5 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amount of $1.7 million at April 29, 2023 related to certain merchandising agreements, and none at May 4, 2024 and February 3, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $160.2 million, $174.2 million and $96.8 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.

Purchase Commitments

The Company had $1,685.0 million of purchase commitments related to goods that were not received as of May 4, 2024.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Fiscal 2023 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,021 stores as of May 4, 2024 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2024 is defined as the 52-week year ended February 1, 2025. Fiscal 2023 is defined as the 53-week year ending February 3, 2024. The first quarter of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the three month period ended May 4, 2024, we opened 36 new stores, inclusive of 11 relocations, and permanently closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of May 4, 2024 to 1,021 stores.

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

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income. Some of these uncertainties and challenges are summarized below. For a further discussion, please refer to the description under the heading “Risk Factors” in the Fiscal 2023 10-K.

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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Both of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. Ongoing international trade and tariff negotiations could have a direct impact on our income and an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in Ukraine or the Hamas-Israel war), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We closely monitor our net sales, gross margin and expenses. We have performed scenario planning such that if our net sales decline for an extended period of time, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If we were to experience adverse sales trends and if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

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

We have previously experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods, as well as in occupancy and other operating costs. There can be no assurance that we will be able to offset inflationary pressure in the future by increasing prices or through other means, or that our business will not be negatively affected by continued inflation in the future.

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory and liquidity.

Net income. We earned net income of $78.5 million during the three month period ended May 4, 2024 compared with $32.7 million during the three month period ended April 29, 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) impairment charges; and (iv) other unusual or non-recurring expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) depreciation and amortization; (vi) net favorable lease costs; (vii) impairment charges; and (viii) other unusual or non-recurring expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; and (vii) other unusual or non-recurring expenses, losses, charges or gains.

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

During the three months ended May 4, 2024, Adjusted Net Income increased $31.8 million to $86.8 million compared to the same period in the prior year. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended May 4, 2024 compared with the three months ended April 29, 2023:

	(in thousands)
	Three Months Ended
	May 4,	April 29,
	2024	2023
Reconciliation of net income to Adjusted Net Income:
Net income	$78,514	$32,748
Net favorable lease costs (a)	2,970	4,064
Loss on extinguishment of debt (b)	—	24,644
Impairment charges - long-lived assets	8,210	844
Tax effect (c)	(2,881)	(7,302)
Adjusted Net Income	$86,813	$54,998

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
(b)
Fiscal 2023 amounts relate to the partial repurchases of the $805.0 million, 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes).
(c)
Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of the reconciling items listed in the table above.

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

Adjusted EBITDA is further adjusted for depreciation and amortization. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future.

During the three months ended May 4, 2024, Adjusted EBIT increased $42.6 million to $129.4 million compared to the same period in the prior year. Adjusted EBITDA increased $54.1 million to $211.4 million compared to the same period in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three months ended May 4, 2024 compared with the three months ended April 29, 2023:

	(unaudited)

	Three Months Ended
	May 4,	April 29,
	2024	2023
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$78,514	$32,748
Interest expense	16,649	19,345
Interest income	(8,072)	(5,459)
Net favorable lease costs (a)	2,970	4,064
Loss on extinguishment of debt (b)	—	24,644
Impairment charges - long-lived assets	8,210	844
Income tax expense	31,125	10,570
Adjusted EBIT	129,396	86,756
Depreciation and amortization	81,965	70,529
Adjusted EBITDA	$211,361	$157,285

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Fiscal 2023 amounts relate to the partial repurchases of the 2025 Convertible Notes.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. To account for the shift in weeks from the 53rd week of Fiscal 2023, comparable store sales for the first quarter of Fiscal 2024 is comparing the 13 weeks ended May 4, 2024 to the 13 weeks ended May 6, 2023. The change in our comparable store sales was as follows:

Fiscal Quarter Ended	Change in Comparable Store Sales
May 4, 2024	2%
April 29, 2023	4%

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

Gross margin as a percentage of net sales increased to 43.5% during the three month period ended May 4, 2024, compared with 42.3% during three month period ended April 29, 2023, driven primarily by increased merchandise margins and decreased freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 100 basis points as a percentage of net sales, primarily driven by supply chain efficiency initiatives.

Inventory. Inventory at May 4, 2024 decreased to $1,140.8 million compared with $1,231.1 million at April 29, 2023. The decrease was attributable primarily to a decrease in reserve inventory and a decrease in comparable store inventory, partially offset by 88 net new stores opened since the end of the first quarter of Fiscal 2023.

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

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $183.0 million during the three months ended May 4, 2024, compared with a decrease of $340.2 million during the three months ended April 29, 2023. At May 4, 2024, we also had $779.1 million available under the ABL Line of Credit with no borrowings during the three month period ended May 4, 2024. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended May 4, 2024.

	Percentage of Net Sales
	Three Months Ended
	May 4,	April 29,
	2024	2023
Net sales	100.0%	100.0%
Other revenue	0.2	0.2
Total revenue	100.2	100.2
Cost of sales	56.5	57.7
Selling, general and administrative expenses	35.0	35.4
Depreciation and amortization	3.5	3.3
Impairment charges - long-lived assets	0.3	0.0
Other income - net	(0.5)	(0.4)
Loss on extinguishment of debt	—	1.2
Interest expense	0.7	0.9
Total costs and expenses	95.5	98.1
Income before income tax expense	4.7	2.1
Income tax expense	1.3	0.5
Net income	3.4%	1.6%

Three Month Period Ended May 4, 2024 Compared With the Three Month Period Ended April 29, 2023

Net sales

Net sales improved approximately $224.5 million, or 10.5%, to $2,357.3 million during the first quarter of Fiscal 2024, primarily driven by a 2% increase in comparable stores sales during the first quarter of Fiscal 2024, as well as net sales from our 88 net new stores opened since the end of the first quarter of Fiscal 2023.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.5% during the first quarter of Fiscal 2024, compared to 57.7% during the first quarter of Fiscal 2023. This decrease was primarily driven by decreased markdowns and decreased freight costs. On a dollar basis, cost of sales increased $99.1 million, or 8.0%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% during the first quarter of Fiscal 2024, compared to 35.4% during the first quarter of Fiscal 2023. The decrease was primarily driven by a 100 basis point improvement in product sourcing costs, resulting from supply chain efficiency initiatives, as well as an improvement in advertising costs. These improvements were partially offset by increased store related costs and store payroll costs. On a dollar basis, selling, general and administrative expenses increased by $69.6 million, or 9.2%, to $825.2 million during the first quarter of Fiscal 2024. The increase was primarily driven by increases in occupancy costs and store payroll costs.

During Fiscal 2023, we acquired 64 store leases directly from Bed, Bath & Beyond. We started paying rent immediately upon acquisition for all of the stores. 32 of these stores were opened during Fiscal 2023, 20 opened during the first quarter of Fiscal 2024, and the remaining are planned to open during the second and third quarters of Fiscal 2024. This transaction resulted in $6.0 million of selling, general and administrative expenses during the first quarter of Fiscal 2024.

Depreciation and amortization

Depreciation and amortization expense amounted to $82.0 million during the first quarter of Fiscal 2024 compared with $70.5 million during the first quarter of Fiscal 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, as well as our supply chain.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $8.2 million during the first quarter of Fiscal 2024, related to one owned store selling below carrying value in a sale-leaseback transaction. Impairment charges on long-lived assets were $0.8 million during the first quarter of Fiscal 2023, primarily related to store-level assets at seven stores.

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

Loss on Extinguishment of Debt

There were no debt extinguishment charges during the first quarter of Fiscal 2024. During the first quarter of Fiscal 2023 we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

Other income - net

Other income - net improved $1.9 million to $10.9 million during the first quarter of Fiscal 2024, compared to the same period in the prior year. The increase was primarily driven by increased interest income.

Interest expense

Interest expense improved $2.7 million during the first quarter of Fiscal 2024 to $16.6 million, compared to the same period in the prior year. This improvement was primarily driven by a reduction in interest expense related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower average balance of 2025 Convertible Notes, and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher interest rate on the unhedged portion of the term loan.

The average interest rate on the Term Loan Facility was 7.4% and 6.7% for the first quarter of Fiscal 2024 and the first quarter of Fiscal 2023, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $936.5 million and $946.2 million for the first quarter of Fiscal 2024 and the first quarter of Fiscal 2023, respectively.

Income tax expense

Income tax expense was $31.1 million during the first quarter of Fiscal 2024 compared with income tax expense of $10.6 million during the first quarter of Fiscal 2023. The effective tax rate for the first quarter of Fiscal 2024 was 28.4% compared with 24.4% during the first quarter of Fiscal 2023. The increase in expense is primarily driven by an increase in pre-tax income while the increase in the effective tax rate is mainly attributable to higher tax expense from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first quarter of Fiscal 2024 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $78.5 million for the first quarter of Fiscal 2024 compared with $32.7 million for the first quarter of Fiscal 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income for the first quarter of Fiscal 2024 included $4.3 million of expense, net of income taxes, related to the acquired leases from Bed Bath & Beyond, included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

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

We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives.

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

Cash Flow for the Three Month Period Ended May 4, 2024 Compared With the Three Month Period Ended April 29, 2023

We used $183.0 million of cash during the three month period ended May 4, 2024 compared with $340.2 million during the three month period ended April 29, 2023.

Net cash provided by operating activities amounted to $49.4 million during the three month period ended May 4, 2024, compared with net cash used of $78.0 million during the three month period ended April 29, 2023. The increase in our operating cash flows was primarily driven by improved sales and gross margin, as well as the impact of changes in working capital.

Net cash used in investing activities was $165.5 million during the three month period ended May 4, 2024 compared with $86.2 million during the three month period ended April 29, 2023. This change was primarily the result of an increase in capital expenditures related to increased store openings.

Net cash used in financing activities was $66.9 million during the three month period ended May 4, 2024 compared with $176.1 million during the three month period ended April 29, 2023. This change was primarily driven by less debt repayments, partially offset by increased repurchases of shares of our common stock under our share repurchase program in Fiscal 2024.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at May 4, 2024 of $140.8 million compared with $265.4 million at April 29, 2023. The decrease in working capital was primarily due to increased current maturities of long term debt related to the 2025 Convertible Notes, increased accounts payable, decreased inventory, and increased other current liabilities (primarily accrued expenses), partially offset by increased cash balance and increased prepaid assets (primarily rent and supplies). We had working capital at February 3, 2024 of $298.2 million.

Capital Expenditures

For the three month period ended May 4, 2024, capital expenditures, net of $2.8 million of landlord allowances, amounted to $146.8 million (inclusive of accrued capital expenditures).

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

Share Repurchase Program

On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which expired in February 2024. On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

During the first quarter of Fiscal 2024, we repurchased 312,238 shares of common stock for $63.4 million under these repurchase programs. As of May 4, 2024, we had $441.7 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 4, 2024, we opened 36 new stores, inclusive of 11 relocations, and closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of May 4, 2024 to 1,021 stores. During Fiscal 2024, we plan to open approximately 100 net new stores.

Debt and Hedging

As of May 4, 2024, our obligations, inclusive of original issue discount, include $931.2 million under our Term Loan Facility, $453.2 million of 2025 Convertible Notes and 2027 Convertible Notes, and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $27.3 million of finance lease obligations as of May 4, 2024.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 4, 2024 of $931.2 million maturing on June 24, 2028.

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

At May 4, 2024, our borrowing rate related to the Term Loan Facility was 7.4%.

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $900.0 million of revolving commitments (subject to a borrowing base limitation) maturing on December 22, 2026, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200 million. The interest rate margin applicable under the ABL Line of Credit in the case of loans drawn at the Secured Overnight Financing Rate (SOFR) is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $237.5 million on April 1, 2024, and will automatically be reduced to (i) $225 million on July 1, 2024, (ii)

$212.5 million on October 1, 2024, and (iii) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing dates under clauses (i) and (ii), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At May 4, 2024, we had $779.1 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the three month period ended May 4, 2024.

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

Certain Information Concerning Contractual Obligations

We had $1,685.0 million of purchase commitments related to goods that were not received as of May 4, 2024, and had $4,301.1 million of future minimum lease payments under operating leases as of May 4, 2024. See Note 4, “Long Term Debt" for additional information related to our debt transactions. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2023 10-K.

Critical Accounting Policies and Estimates

Our Condensed Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves, leases and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2023 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; competitive factors, including the scale and potential consolidation of some of our competitors, rise of e-commerce spending, pricing and promotional activities of major competitors, and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; our ability to meet our environmental, social or governance (“ESG”) goals or otherwise expectations of our stakeholders with respect to ESG matters; extreme and/or unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; effects of public health crises, epidemics or pandemics; our ability to sustain our growth plans or successfully implement our long-range strategic plans; our ability to execute our opportunistic buying and inventory management process; our ability to optimize our existing stores or maintain favorable lease terms; the availability, selection and purchasing of attractive brand name merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in sufficient numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; disruption in our distribution network; our ability to protect our protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks; risks related to the methods of payment we accept; the success of our advertising and marketing programs in generating sufficient levels of customer traffic and awareness; damage to our corporate reputation or brand; impact of potential loss of executives or other key personnel; our ability to comply with existing and changing laws, rules, regulations and local codes; lack of or insufficient insurance coverage; issues with merchandise safety and shrinkage; our ability to comply with increasingly rigorous privacy and data security regulations; impact of legal and regulatory proceedings relating to us; use of social media by us or by third parties our direction in violation of applicable laws and regulations; our ability to generate sufficient cash to fund our operations and service our debt obligations; our ability to comply with covenants in our debt agreements; the consequences of the possible conversion of our convertible notes; our reliance on dividends, distributions and other payments, advance and transfers of funds from our subsidiaries to meet our obligations; the volatility of our stock price; the impact of the anti-takeover provisions in our governing documents; impact of potential shareholder activism and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2023 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2023 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 4, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 4, 2024.

During the quarter ended May 4, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 4, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 4, 2024 through March 2, 2024	49,326	$197.61	49,326	$495,337
March 3, 2024 through April 6, 2024	134,554	$217.35	134,554	$466,092
April 7, 2024 through May 4, 2024	128,358	$190.15	128,358	$441,684
Total	312,238		312,238

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On February 16, 2022, our Board of Directors authorized the repurchase of up to $500 million of common stock, which expired in February 2024. On August 15, 2023, our Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 27, 2024, Jennifer Vecchio, the Company’s Group President and Chief Merchandising Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 5,923 shares of the Company’s common stock, subject to certain conditions. The plan’s expiration date is June 30, 2025.

During the three-month period ended May 4, 2024, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
3.1†	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 30, 2024