Form 10-Q
period 2024-08-03
Burlington Stores, Inc.
filed 2024-08-29
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

The registrant had 63,662,358 shares of common stock outstanding as of August 3, 2024.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
REVENUES:
Net sales	$2,461,193	$2,170,445	$4,818,510	$4,303,239
Other revenue	4,324	4,362	8,560	8,524
Total revenue	2,465,517	2,174,807	4,827,070	4,311,763
COSTS AND EXPENSES:
Cost of sales	1,408,120	1,266,210	2,738,846	2,497,856
Selling, general and administrative expenses	863,981	775,285	1,689,207	1,530,913
Costs related to debt amendments	—	97	—	97
Depreciation and amortization	86,659	73,133	168,624	143,662
Impairment charges - long-lived assets	—	4,709	8,210	5,552
Other income - net	(9,492)	(6,165)	(20,354)	(15,163)
Loss on extinguishment of debt	—	—	—	24,644
Interest expense	16,582	19,545	33,231	38,890
Total costs and expenses	2,365,850	2,132,814	4,617,764	4,226,451
Income before income tax expense	99,667	41,993	209,306	85,312
Income tax expense	25,907	11,101	57,032	21,672
Net income	$73,760	$30,892	$152,274	$63,640

Net income per common share:
Common stock - basic	$1.16	$0.48	$2.39	$0.98
Common stock - diluted	$1.15	$0.47	$2.37	$0.98
Weighted average number of common shares:
Common stock - basic	63,734	64,895	63,803	64,925
Common stock - diluted	64,328	65,039	64,284	65,141

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023

Net income	$73,760	$30,892	$152,274	$63,640
Other comprehensive (loss) income, net of tax:
Interest rate derivative contracts:
Net unrealized (loss) gain arising during the period	(9,037)	8,465	(1,302)	9,412
Net reclassification into earnings during the period	(3,347)	(1,179)	(6,690)	(2,006)
Other comprehensive (loss) income, net of tax	(12,384)	7,286	(7,992)	7,406
Total comprehensive income	$61,376	$38,178	$144,282	$71,046

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 3,	February 3,	July 29,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$659,910	$925,359	$520,974
Accounts receivable—net	99,659	74,361	80,742
Merchandise inventories	1,222,714	1,087,841	1,161,523
Assets held for disposal	27,963	23,299	5,120
Prepaid and other current assets	247,678	216,164	148,711
Total current assets	2,257,924	2,327,024	1,917,070
Property and equipment—net	2,063,818	1,880,325	1,699,469
Operating lease assets	3,144,169	3,132,768	2,925,595
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,190	2,436	2,925
Other assets	68,271	79,223	85,415
Total assets	$7,821,436	$7,706,840	$6,915,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,017,449	$956,350	$773,494
Current operating lease liabilities	388,849	411,395	400,266
Other current liabilities	604,465	647,338	456,075
Current maturities of long term debt	167,892	13,703	13,867
Total current liabilities	2,178,655	2,028,786	1,643,702
Long term debt	1,234,521	1,394,942	1,347,727
Long term operating lease liabilities	3,020,557	2,984,794	2,801,058
Other liabilities	74,092	73,793	70,771
Deferred tax liabilities	243,274	227,593	226,421
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,746,507 shares, 82,399,577 shares and 82,326,476 shares, respectively
Outstanding: 63,662,358 shares, 63,964,371 shares and 64,850,028 shares, respectively	8	8	8
Additional paid-in-capital	2,186,107	2,118,356	2,064,048
Accumulated earnings	1,136,338	984,064	708,055
Accumulated other comprehensive income	25,541	33,533	36,154
Treasury stock, at cost	(2,277,657)	(2,139,029)	(1,982,406)
Total stockholders' equity	1,070,337	996,932	825,859
Total liabilities and stockholders' equity	$7,821,436	$7,706,840	$6,915,538

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 3,	July 29,
	2024	2023
OPERATING ACTIVITIES
Net income	$152,274	$63,640
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	168,624	143,662
Impairment charges—long-lived assets	8,210	5,552
Amortization of deferred financing costs	1,512	1,620
Accretion of long term debt instruments	466	471
Deferred income taxes	18,831	18,001
Loss on extinguishment of debt	—	24,644
Non-cash stock compensation expense	43,885	36,147
Non-cash lease expense	(3,084)	(2,993)
Cash received from landlord allowances	4,491	4,540
Changes in assets and liabilities:
Accounts receivable	(26,304)	(9,774)
Merchandise inventories	(134,872)	20,460
Prepaid and other current assets	(31,515)	(17,020)
Accounts payable	76,011	(183,775)
Other current liabilities	(62,049)	(72,833)
Other long term assets and long term liabilities	323	1,368
Other operating activities	(6,997)	(3,884)
Net cash provided by operating activities	209,806	29,826
INVESTING ACTIVITIES
Cash paid for property and equipment	(360,438)	(184,752)
Lease acquisition costs	(575)	(6,737)
Net (removal costs) proceeds from sale of property and equipment and assets held for sale	(1,259)	13,831
Net cash used in investing activities	(362,272)	(177,658)
FINANCING ACTIVITIES
Principal payments on long term debt—Term B-6 Loans	(4,807)	(4,807)
Principal payment on long term debt— 2025 Convertible Notes	—	(133,724)
Purchase of treasury shares	(137,739)	(88,056)
Proceeds from stock option exercises	23,866	12,276
Other financing activities	5,697	3,912
Net cash used in financing activities	(112,983)	(210,399)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(265,449)	(358,231)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	925,359	879,205
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$659,910	$520,974
Supplemental disclosure of cash flow information:
Interest paid	$40,380	$44,969
Income tax payments - net	$129,347	$63,574
Non-cash investing and financing activities:
Finance lease modification	$(1,523)	$-
Accrued purchases of property and equipment	$114,426	$54,503

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 3, 2024

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 3, 2024, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,057 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated

Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Fiscal 2023 10-K). The balance sheet at February 3, 2024 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2023 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 3, 2024 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2023 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2024 is defined as the 52-week year ending February 1, 2025, and Fiscal 2023 is defined as the 53-week year ended February 3, 2024. The first and second quarters of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended August 3, 2024.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently determining the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures

2. Stockholders’ Equity

Activity for the three and six month periods ended August 3, 2024 and July 29, 2023 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	8	2,145,935	1,062,578	37,925	(18,810,851)	(2,215,020)	1,031,426
Net income	—	—	—	73,760	—	—	—	73,760
Stock options exercised	89,961	—	15,393	—	—	—	—	15,393
Shares used for tax withholding	—	—	—	—	—	(3,790)	(916)	(916)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(269,508)	(61,721)	(61,721)
Vesting of restricted shares	19,674	—	—	—	—	—	—	—
Stock based compensation	—	—	24,779	—	—	—	—	24,779
Unrealized losses on interest rate derivative contracts, net of related taxes of $3.3 million	—	—	—	—	(9,037)	—	—	(9,037)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,347)	—	—	(3,347)
Balance at August 3, 2024	82,746,507	$8	$2,186,107	$1,136,338	$25,541	(19,084,149)	$(2,277,657)	$1,070,337

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated (Deficit)	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	8	2,043,111	677,163	28,868	(17,273,152)	(1,947,676)	801,474
Net income	—	—	—	30,892	—	—	—	30,892
Stock options exercised	15,236	—	1,512	—	—	—	—	1,512
Shares used for tax withholding	—	—	—	—	—	(48,938)	(8,626)	(8,626)
Shares purchased as part of publicly announced program, inclusive of $0.1 million related to excise tax	—	—	—	—	—	(154,358)	(26,104)	(26,104)
Vesting of restricted shares	153,739	—	—	—	—	—	—	—
Stock based compensation	—	—	19,425	—	—	—	—	19,425
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.1 million	—	—	—	—	8,465	—	—	8,465
Amount reclassified from accumulated other comprehensive loss into earnings, net of related taxes of $0.4 million	—	—	—	—	(1,179)	—	—	(1,179)
Balance at July 29, 2023	82,326,476	$8	$2,064,048	$708,055	$36,154	(17,476,448)	$(1,982,406)	$825,859

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2024 (remainder)	$256,021	$1,737
2025	635,498	3,526
2026	595,703	3,640
2027	553,437	3,640
2028	505,187	3,447
Thereafter	1,767,772	20,787
Total future minimum lease payments	4,313,618	36,777
Amount representing interest	(904,212)	(10,754)
Total lease liabilities	3,409,406	26,023
Less: current portion of lease liabilities	(388,849)	(2,123)
Total long term lease liabilities	$3,020,557	$23,900

Weighted average discount rate	5.9%	5.5.%
Weighted average remaining lease term (years)	7.9	12.4

The above schedule excludes approximately $609.4 million for 68 stores and one distribution center that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

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

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Finance lease cost:
Amortization of finance lease asset (a)	$643	$877	$1,442	$1,753
Interest on lease liabilities (b)	362	475	745	971
Operating lease cost (c)	156,848	140,852	308,028	279,802
Variable lease cost (c)	61,596	55,878	122,552	109,949
Total lease cost	219,449	198,082	432,767	392,475
Impairment (gain) on sale and leaseback transaction (d)	—	—	8,210	(1,958)
Less all rental income (e)	(1,334)	(1,442)	(2,713)	(2,840)
Total net rent expense (f)	$218,115	$196,640	$438,264	$387,677

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$311,147	$282,825
Cash payments for the principal portion of finance lease liabilities (b)	$1,523	$1,952
Cash payments for the interest portion of finance lease liabilities (a)	$745	$971
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$305,936	$188,878

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 3,	February 3,	July 29,
	2024	2024	2023
Senior secured term loan facility (Term B-6 Loans), adjusted SOFR (with a floor of 0.00%) plus 2.00%, matures on June 24, 2028	$929,014	$933,355	$937,676
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	156,155	397,375
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	297,069	—
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	26,023	29,069	31,495
Unamortized deferred financing costs	(5,848)	(7,003)	(4,952)
Total debt	1,402,413	1,408,645	1,361,594
Less: current maturities	(167,892)	(13,703)	(13,867)
Long term debt, net of current maturities	$1,234,521	$1,394,942	$1,347,727

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 3, 2024 of $932.6 million maturing on June 24, 2028.

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

At August 3, 2024 and July 29, 2023, the interest rate related to the Term Loan Facility was 7.5% and 7.4%, respectively.

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

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $900.0 million of revolving commitments (subject to a borrowing base limitation) maturing on December 22, 2026, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200 million. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $225 million on July 1, 2024, and will be automatically reduced to (i) $212.5 million on October 1, 2024, and (ii) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing date under clause (i), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At August 3, 2024, the Company had $816.1 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six month periods ended August 3, 2024.

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

During the second quarter of Fiscal 2023, the Company amended its interest rate swap to be based on SOFR rather than LIBOR, which resulted in an updated swap rate of 2.16%. This amendment was covered under the guidance in ASC Topic No. 848 "Reference Rate Reform" (ASC 848) and did not impact the hedge accounting relationship.

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

As of August 3, 2024, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 3, 2024		February 3, 2024		July 29, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$20,090	Other assets	$29,075	Other assets	$36,134

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Unrealized (losses) gains, before taxes	$(12,338)	$11,560	$(1,765)	$12,853
Income tax expense (benefit)	3,301	(3,095)	463	(3,441)
Unrealized (losses) gains, net of taxes	$(9,037)	$8,465	$(1,302)	$9,412

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest benefit	$(4,568)	$(1,610)	$(9,131)	$(2,739)
Income tax expense	1,221	431	2,441	733
Net reclassification into earnings	$(3,347)	$(1,179)	$(6,690)	$(2,006)

The Company estimates that approximately $12.8 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 3, 2024, February 3, 2024 and July 29, 2023 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 3,	February 3,	July 29,
	2024	2024	2023
Level 1
Cash equivalents (including restricted cash equivalents)	$276,780	$657,292	$206,373

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

There were no impairment charges on long-lived assets during the second quarter of Fiscal 2024. Impairment charges on long-lived assets were $2.3 million during the second quarter of Fiscal 2023, related to declines in revenue and operating results for eight stores, as well as lease asset impairment of $2.4 million related to one of those stores.

Impairment charges on long-lived assets were $8.2 million during the six months ended August 3, 2024, related to a sale-leaseback transaction at one owned store sold below net carrying value. Impairment charges on long-lived assets were $2.9 million during the six months ended July 29, 2023, related to declines in revenue and operating results for ten stores, as well as lease asset impairment of $2.6 million related to three of those stores. During the six months ended August 3, 2024 and the six months ended July 29, 2023, the assets impaired had a remaining carrying value after impairments of $9.8 million and $75.9 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 3, 2024		February 3, 2024		July 29, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term B-6 Loans	$932,573	$934,904	$937,379	$934,450	$942,187	$939,831
2025 Convertible Notes	156,155	187,870	156,155	169,384	397,375	429,860
2027 Convertible Notes	297,069	402,196	297,069	342,384	—	—
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,385,797	$1,524,970	$1,390,603	$1,446,218	$1,339,562	$1,369,691
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

7. Income Taxes

Income tax expense was $25.9 million during the second quarter of Fiscal 2024 compared with $11.1 million during the second quarter of Fiscal 2023. The effective tax rate for the second quarter of Fiscal 2024 was 26.0% compared with 26.4% during the second quarter of Fiscal 2023. The increase in income tax expense is due to higher pre-tax income. The decrease in tax rate is due to less tax expense from stock-based compensation.

Income tax expense was $57.0 million during the first half of Fiscal 2024 compared with $21.7 million during the first half of Fiscal 2023. The effective tax rate for the first half of Fiscal 2024 was 27.2% compared with 25.4% during the first half of Fiscal 2023. The increase in income tax expense and tax rate is due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

Net deferred taxes are as follows:

	(in thousands)
	August 3,	February 3,	July 29,
	2024	2024	2023
Deferred tax asset	$2,190	$2,436	$2,925
Deferred tax liability	243,274	227,593	226,421
Net deferred tax liability	$241,084	$225,157	$223,496

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of August 3, 2024, the Company had a deferred tax asset related to net operating losses of $5.4 million, inclusive of $5.1 million related to state net operating losses that expire at various dates between 2024 and 2041, as well as $0.3 million related to Puerto Rico net operating losses that will expire in 2025.

As of August 3, 2024, the Company had a deferred tax asset related to tax credit carry-forwards of $7.6 million, inclusive of $7.4 million of state tax credit carry-forwards, which will begin to expire in 2024, and $0.2 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of August 3, 2024, February 3, 2024 and July 29, 2023, valuation allowances amounted to $8.6 million, $11.4 million and $13.8 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the six month period ended August 3, 2024, the Company acquired 67,197 shares of common stock from employees for approximately $13.1 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock and restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On February 16, 2022, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which expired in February 2024.

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

During the six month period ended August 3, 2024, the Company repurchased 581,746 shares of common stock for $124.6 million under these repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of August 3, 2024, the Company had $380.5 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Basic net income per share
Net income	$73,760	$30,892	$152,274	$63,640
Weighted average number of common shares – basic	63,734	64,895	63,803	64,925
Net income per common share – basic	$1.16	$0.48	$2.39	$0.98
Diluted net income per share
Net income	$73,760	$30,892	$152,274	$63,640
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,734	64,895	63,803	64,925
Assumed exercise of stock options and vesting of restricted stock	431	144	421	216
Assumed conversion of convertible debt	163	—	60	—
Weighted average number of common shares – diluted	64,328	65,039	64,284	65,141
Net income per common share – diluted	$1.15	$0.47	$2.37	$0.98

Approximately 1,044,000 and 913,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended August 3, 2024, respectively, since their effect was anti-dilutive.

Approximately 1,821,000 and 1,282,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended July 29, 2023, respectively, since their effect was anti-dilutive.

10. Stock Based Compensation

As of August 3, 2024, there were 3,955,470 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
Type of Non-Cash Stock Compensation	2024	2023	2024	2023
Restricted stock unit grants (a)	$10,823	$11,178	$20,771	$20,544
Stock option grants (a)	5,042	4,996	9,608	9,198
Performance stock unit grants (a)	8,914	3,251	13,506	6,405
Total (b)	$24,779	$19,425	$43,885	$36,147

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

(b)
The amounts presented in the table above exclude taxes. For the three and six month periods ended August 3, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.3 million and $7.9 million, respectively. For the three and six month periods ended July 29, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.6 million and $6.9 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 3, 2024 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2024	1,356,258	$197.90
Options granted	372,174	179.80
Options exercised (a)	(145,649)	163.83
Options forfeited	(62,528)	205.63
Options outstanding, August 3, 2024	1,520,255	196.42

(a)
Options exercised during the six month period ended August 3, 2024 had a total intrinsic value of $9.5 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 3, 2024:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,520,255	7.4	$196.42	$91.8
Options exercisable	753,189	5.9	$202.00	$44.2

The fair value of each stock option granted during the six month period ended August 3, 2024 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Six Months Ended
August 3,
2024
Risk-free interest rate	4.69%
Expected volatility	42%
Expected life (years)	4.03
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$69.20

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

Restricted Stock

Restricted stock transactions during the six month period ended August 3, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	570,952	$204.97
Awards granted	309,973	183.23
Awards vested (a)	(156,746)	224.77
Awards forfeited	(41,846)	195.52
Non-vested awards outstanding, August 3, 2024	682,333	191.13

(a)
Restricted stock awards vested during the six month period ended August 3, 2024 had a total intrinsic value of $29.3 million.

The fair value of each share of restricted stock granted during the six month period ended August 3, 2024 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2021 is based on continued service and the achievement of pre-established adjusted EBIT margin expansion and sales compounded annual growth rate (CAGR) goals (each weighted equally) over a three-year performance period. Vesting of the performance stock units granted in Fiscal 2022, Fiscal 2023, and Fiscal 2024 are based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the six month period ended August 3, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	226,917	$217.29
Awards granted	124,624	185.10
Awards vested (a)	(44,535)	319.32
Awards forfeited	(10,535)	219.54
Non-vested awards outstanding, August 3, 2024	296,471	188.35

(a)
Performance-based stock awards vested during the six month period ended August 3, 2024 had a total intrinsic value of $10.1 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $83.9 million, $75.8 million and $56.4 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively. Among these arrangements, as of August 3, 2024, February 3, 2024 and July 29, 2023, the Company had letters of credit outstanding in the amount of $77.3 million, $75.8 million and $50.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $6.6 million and $6.0 million at August 3, 2024 and July 29, 2023, respectively, related to certain merchandising agreements, and none at February 3, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $141.1 million, $174.2 million and $193.6 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively.

Purchase Commitments

The Company had $1,798.0 million of purchase commitments related to goods that were not received as of August 3, 2024.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,057 stores as of August 3, 2024 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2024 is defined as the 52-week year ended February 1, 2025. Fiscal 2023 is defined as the 53-week year ending February 3, 2024. The first and second quarters of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the six month period ended August 3, 2024, we opened 76 new stores, inclusive of 15 relocations, and permanently closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of August 3, 2024 to 1,057 stores.

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

Key Performance and Non-GAAP Measures

We consider numerous factors in assessing our performance. Key performance and non-GAAP measures used by management include net income, Adjusted Net Income, Adjusted EBITDA, Adjusted EBIT, comparable store sales, gross margin, inventory, and liquidity.

Net income. We earned net income of $73.8 million during the three month period ended August 3, 2024 compared with net income of $30.9 million during the three month period ended July 29, 2023. We earned net income of $152.3 million during the six month period ended August 3, 2024 compared with a net income of $63.6 million during the six month period ended July 29, 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate and leverage on selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and six months ended August 3, 2024, Adjusted Net Income increased $38.6 million to $77.5 million and increased $70.4 million to $164.3 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate and leverage on selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended August 3, 2024 compared with the three and six months ended July 29, 2023:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted Net Income:
Net income	$73,760	$30,892	$152,274	$63,640
Net favorable lease costs (a)	3,138	3,979	6,108	8,042
Loss on extinguishment of debt (b)	—	—	—	24,644
Costs related to debt amendments (c)	—	97	—	97
Impairment charges - long-lived assets	—	4,709	8,210	5,552
Litigation matters (d)	1,925	1,500	1,925	1,500
Tax effect (e)	(1,336)	(2,305)	(4,217)	(9,605)
Adjusted Net Income	$77,487	$38,872	$164,300	$93,870

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
(b)
Fiscal 2023 amount relates to the partial repurchases of the $805.0 million, 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes).
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

During the three and six months ended August 3, 2024, Adjusted EBIT increased $47.5 million to $115.2 million and increased $90.1 million to $244.6 million, respectively, compared to the same periods in the prior year. During the three and six months ended August 3, 2024, Adjusted EBITDA increased $61.0 million and $115.1 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate and leverage on selling, general and administrative expenses. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three and six months ended August 3, 2024 compared with the three and six months ended July 29, 2023:

	(unaudited)

	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$73,760	$30,892	$152,274	$63,640
Interest expense	16,582	19,545	33,231	38,890
Interest income	(6,128)	(4,115)	(14,200)	(9,573)
Net favorable lease costs (a)	3,138	3,979	6,108	8,042
Loss on extinguishment of debt (b)	—	—	—	24,644
Costs related to debt amendments (c)	—	97	—	97
Impairment charges - long-lived assets	—	4,709	8,210	5,552
Litigation matters (d)	1,925	1,500	1,925	1,500
Income tax expense	25,907	11,101	57,032	21,672
Adjusted EBIT	115,184	67,708	244,580	154,464
Depreciation and amortization	86,659	73,133	168,624	143,662
Adjusted EBITDA	$201,843	$140,841	$413,204	$298,126

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Fiscal 2023 amount relates to the partial repurchases of the 2025 Convertible Notes.
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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. To account for the shift in weeks from the 53rd week of Fiscal 2023, comparable store sales for the second quarter and first half of Fiscal 2024 are comparing the 13 weeks and 26 weeks ended August 3, 2024, respectively, to the 13 and 26 weeks ended August 5, 2023, respectively. The change in our comparable store sales was as follows:

	Three Months Ended	Six Months Ended
August 3, 2024	5%	3%
July 29, 2023	4%	4%

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

Gross margin as a percentage of net sales increased to 42.8% during the three month period ended August 3, 2024, compared with 41.7% during three month period ended July 29, 2023, driven primarily by decreased markdowns and decreased freight costs.

Gross margin as a percentage of net sales increased to 43.2% during the six months ended August 3, 2024, compared with 42.0% during six months ended July 29, 2023, driven primarily by decreased markdowns and decreased freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 60 basis points as a percentage of net sales during the three month period ended August 3, 2024, compared with the three month period ended July 29, 2023, primarily driven by supply chain efficiency initiatives. Product sourcing costs decreased approximately 80 basis points as a percentage of net sales during the six months ended August 3, 2024, compared with the six months ended July 29, 2023, primarily driven by supply chain efficiency initiatives.

Inventory. Inventory at August 3, 2024 increased to $1,222.7 million compared with $1,161.5 million at July 29, 2023. The increase was attributable primarily to 118 net new stores opened since the end of the second quarter of Fiscal 2023 and an increase in comparable store inventory, partially offset by a decrease in reserve inventory.

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

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents, including restricted cash and cash equivalents, decreased $265.4 million during the six months ended August 3, 2024, compared with a decrease of $358.2 million during the six months ended July 29, 2023. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended August 3, 2024 and the three and six months ended July 29, 2023.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	57.2	58.3	56.8	58.0
Selling, general and administrative expenses	35.1	35.7	35.1	35.6
Costs related to debt amendments	—	0.0	—	0.0
Depreciation and amortization	3.5	3.4	3.5	3.3
Impairment charges - long-lived assets	—	0.2	0.2	0.1
Other income - net	(0.4)	(0.3)	(0.4)	(0.3)
Loss on extinguishment of debt	—	—	—	0.6
Interest expense	0.7	0.9	0.7	0.9
Total costs and expenses	96.1	98.2	95.9	98.2
Income before income tax expense	4.1	2.0	4.3	2.0
Income tax expense	1.1	0.5	1.2	0.5
Net income	3.0%	1.5%	3.1%	1.5%

Three Month Period Ended August 3, 2024 Compared With the Three Month Period Ended July 29, 2023

Net sales

Net sales improved approximately $290.7 million, or 13.4%, to $2,461.2 million during the second quarter of Fiscal 2024, primarily driven by an increase of 5% in comparable stores sales during the second quarter of Fiscal 2024, as well as the net sales of 118 net new stores since the end of the second quarter of Fiscal 2023.

Cost of sales

Cost of sales as a percentage of net sales decreased to 57.2% during the second quarter of Fiscal 2024, compared to 58.3% during the second quarter of Fiscal 2023. This decrease was primarily driven by decreased markdowns and decreased freight costs. On a dollar basis, cost of sales increased $141.9 million, or 11.2%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.1% during the second quarter of Fiscal 2024, compared to 35.7% during the second quarter of Fiscal 2023. The decrease was primarily driven by an improvement in product sourcing costs, resulting from supply chain efficiency initiatives, as well as an improvement in occupancy costs and corporate costs, partially offset by investments in store payroll costs. On a dollar basis, selling, general and administrative expenses increased by $88.7 million, or 11.4%, to $864.0 million during the second quarter of Fiscal 2024. The increase was primarily driven by our 118 net new stores opened since the end of the second quarter of Fiscal 2023.

During Fiscal 2023, we acquired 64 store leases directly from Bed, Bath & Beyond. We started paying rent immediately upon acquisition for all of the stores. We opened 32 of these stores during Fiscal 2023, 20 during the first quarter of Fiscal 2024, 11 during the second quarter of Fiscal 2024, and the remaining store is planned to open during the third quarter of Fiscal 2024. This transaction resulted in $3.3 million and $2.6 million of selling, general and administrative expenses during the second quarter of Fiscal 2024 and the second quarter of Fiscal 2023, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $86.7 million during the second quarter of Fiscal 2024 compared with $73.1 million during the second quarter of Fiscal 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, as well as our supply chain.

Impairment charges – long-lived assets

There were no impairment charges on long-lived assets during the second quarter of Fiscal 2024. Impairment charges on long-lived assets were $4.7 million during the second quarter of Fiscal 2023, related to unrecoverable fixed assets at eight underperforming stores and unrecoverable lease assets at one of those stores.

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

Other income - net

Other income - net improved $3.3 million to $9.5 million during the second quarter of Fiscal 2024, compared to the same period in the prior year. The increase was primarily driven by increased interest income.

Interest expense

Interest expense improved $3.0 million during the second quarter of Fiscal 2024 to $16.6 million, compared to the same period in the prior year. This improvement was primarily driven by a reduction in interest expense related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower average balance of 2025 Convertible Notes, and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher interest rate on the unhedged portion of the term loan.

The average interest rate on the Term Loan Facility was 7.4% and 7.1% for the second quarter of Fiscal 2024 and the second quarter of Fiscal 2023, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $934.0 million and $943.8 million for the second quarter of Fiscal 2024 and the second quarter of Fiscal 2023, respectively.

Income tax expense

Income tax expense was $25.9 million during the second quarter of Fiscal 2024 compared with income tax expense of $11.1 million during the second quarter of Fiscal 2023. The effective tax rate for the second quarter of Fiscal 2024 was 26.0% compared with 26.4% during the second quarter of Fiscal 2023. The increase in income tax expense is due to higher pre-tax income. The decrease in tax rate is due to less tax expense from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2024 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $73.8 million for the second quarter of Fiscal 2024 compared with $30.9 million for the second quarter of Fiscal 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate and leverage on selling, general and administrative expenses. Net income included $2.5 million and $1.9 million of expense, net of income taxes, for the second quarter of Fiscal 2024 and the second quarter of Fiscal 2023, respectively, related to recently acquired leases from Bed Bath & Beyond.

Six Month Period Ended August 3, 2024 Compared With the Six Month Period Ended July 29, 2023

Net sales

Net sales improved approximately $515.3 million, or 12.0%, to $4,818.5 million during the first half of Fiscal 2024, primarily driven by an increase of 3% in comparable stores sales during the first half of Fiscal 2024, as well as the net sales of 118 net new stores since the end of the second quarter of Fiscal 2023.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.8% during the first half of Fiscal 2024, compared to 58.0% during the first half of Fiscal 2023. This decrease was primarily driven by decreased markdowns and decreased freight costs. On a dollar basis, cost of sales increased $241.0 million, or 9.6%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.1% during the first half of Fiscal 2024, compared to 35.6% during the first half of Fiscal 2023. The decrease was primarily driven by an improvement in product sourcing costs, resulting from supply chain efficiency initiatives, as well as an improvement in advertising costs. These improvements were partially offset by investments in store payroll costs and increased corporate costs. On a dollar basis, selling, general and administrative expenses increased by $158.3 million, or 10.3%, to $1,689.2 million during the first half of Fiscal 2024. The increase was primarily driven by our 118 net new stores opened since the end of the second quarter of Fiscal 2023.

Our acquisition of the Bed, Bath & Beyond store leases resulted in $9.4 million and $2.6 million of selling, general and administrative expenses during the first half of Fiscal 2024 and the first half of Fiscal 2023, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $168.6 million during the first half of Fiscal 2024 compared with $143.7 million during the first half of Fiscal 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, as well as our supply chain.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $8.2 million during the first half of Fiscal 2024, related to one owned store selling below carrying value in a sale-leaseback transaction. Impairment charges on long-lived assets were $5.6 million during the first half of Fiscal 2023, related to unrecoverable fixed assets at ten underperforming stores and unrecoverable lease assets at three of those stores

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store. Refer to Note 6, “Fair Value Measurements,” for further discussion regarding impairment charges.

Loss on Extinguishment of Debt

There were no debt extinguishment charges during the first half of Fiscal 2024. During the first half of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $110.3 million in aggregate principal amount of Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $24.6 million.

Interest expense

Interest expense improved $5.7 million during the first half of Fiscal 2024 to $33.2 million, compared to the same period in the prior year. This improvement was primarily driven by a reduction in interest expense related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower average balance of 2025 Convertible Notes, and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher interest rate on the unhedged portion of the term loan.

The average interest rate on the Term Loan Facility was 7.4% and 6.9% for the first half of Fiscal 2024 and the first half of Fiscal 2023, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $935.3 million and $945.0 million for the first half of Fiscal 2024 and the first half of Fiscal 2023, respectively.

Income tax expense

Income tax expense was $57.0 million during the first half of Fiscal 2024 compared with income tax expense of $21.7 million during the first half of Fiscal 2023. The effective tax rate for the first half of Fiscal 2024 was 27.2% compared with 25.4% during the first half of Fiscal 2023. The increase in income tax expense and tax rate was due to higher pre-tax income and higher tax expense from stock based compensation, respectively.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first half of Fiscal 2024 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $152.3 million for the first half of Fiscal 2024 compared with $63.6 million for the first half of Fiscal 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate and leverage on selling, general and administrative expenses. Net income included $6.8 million and $1.9 million of expense, net of income taxes, for the first half of Fiscal 2024 and the first half of Fiscal 2023, respectively, related to recently acquired leases from Bed Bath & Beyond.

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

From time to time, we evaluate options to opportunistically increase, refinance or extend our debt. Our assessment will be based on our capital needs for, among other things, facility capital improvements and expenditures. No assurance can be given that we will enter into such agreements.

Cash Flow for the Six Month Period Ended August 3, 2024 Compared With the Six Month Period Ended July 29, 2023

We used $265.4 million of cash during the six month period ended August 3, 2024 compared with a use of $358.2 million during the six month period ended July 29, 2023.

Net cash provided by operating activities amounted to $209.8 million during the six month period ended August 3, 2024, compared with $29.8 million during the six month period ended July 29, 2023. The increase in our operating cash flows was primarily driven by improved sales and gross margin, as well as the impact of changes in working capital.

Net cash used in investing activities was $362.3 million during the six month period ended August 3, 2024 compared with $177.7 million during the six month period ended July 29, 2023. This change was primarily the result of an increase in capital expenditures related to increased store openings and supply chain.

Net cash used in financing activities was $113.0 million during the six month period ended August 3, 2024 compared with $210.4 million during the six month period ended July 29, 2023. This change was primarily driven by less debt repayments, partially offset by increased repurchases of shares of our common stock under our share repurchase program in Fiscal 2024.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. We had working capital at August 3, 2024 of $79.3 million compared with $273.4 million at July 29, 2023. The decrease in working capital was primarily due to increased accounts payable, increased current maturities of long term debt related to the 2025 Convertible Notes and increased other current liabilities (primarily accrued expenses), partially offset by increased cash balance, increased prepaid assets (primarily rent), and increased inventory. We had working capital at February 3, 2024 of $298.2 million.

Capital Expenditures

For the six month period ended August 3, 2024, capital expenditures, net of $4.5 million of landlord allowances, amounted to $360.1 million (inclusive of accrued capital expenditures).

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

During the first half of Fiscal 2024, we repurchased 581,746 shares of common stock for $124.6 million under these repurchase programs. As of August 3, 2024, we had $380.5 million remaining under our share repurchase authorization.

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

Operational Growth

During the six month period ended August 3, 2024, we opened 76 new stores, inclusive of 15 relocations, and closed 11 stores, exclusive of the aforementioned relocations, bringing our store count as of August 3, 2024 to 1,057 stores. During Fiscal 2024, we plan to open approximately 100 net new stores.

Debt and Hedging

As of August 3, 2024, our obligations, inclusive of original issue discount, include $929.0 million under our Term Loan Facility, $453.2 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $26.0 million of finance lease obligations as of August 3, 2024.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 3, 2024 of $932.6 million maturing on June 24, 2028.

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

At August 3, 2024, our borrowing rate related to the Term Loan Facility was 7.5%.

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $900.0 million of revolving commitments (subject to a borrowing base limitation) maturing on December 22, 2026, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200 million. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily Secured Overnight Financing Rate (SOFR) rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $225 million on July 1, 2024, and will automatically be reduced to (i) $212.5 million on October 1, 2024, and (ii) $200 million on January 1, 2025. BCFWC and the agent may extend the foregoing date under clause (i), as long as the sublimit is reduced to $200 million no later than January 1, 2025.

At August 3, 2024, we had $816.1 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the six month period ended August 3, 2024.

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

Certain Information Concerning Contractual Obligations

We had $1,798.0 million of purchase commitments related to goods that were not received as of August 3, 2024, and had $4,313.6 million of future minimum lease payments under operating leases as of August 3, 2024.

See Note 4, “Long Term Debt" for additional information related to our debt transactions. There were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2023 10-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves, leases and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Condensed Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 3, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 3, 2024.

During the quarter ended August 3, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 3, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 5, 2024 through June 1, 2024	59,051	$191.46	59,051	$430,378
June 2, 2024 through July 6, 2024	167,647	$234.17	167,647	$391,121
July 7, 2024 through August 3, 2024	42,810	$248.47	42,810	$380,484
Total	269,508		269,508

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 21, 2024, Travis Marquette, the Company’s President and Chief Operating Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 50% of the net vested shares of the Company’s common stock received in connection with the vesting of certain restricted stock units and performance stock units in 2024 and 2025, subject to certain conditions. The plan’s expiration date is May 31, 2025.

During the three-month period ended August 3, 2024, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: August 29, 2024