Form 10-Q
period 2024-11-02
Burlington Stores, Inc.
filed 2024-11-26
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The registrant had 63,481,004 shares of common stock outstanding as of November 2, 2024.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
REVENUES:
Net sales	$2,526,174	$2,284,673	$7,344,685	$6,587,912
Other revenue	4,522	4,673	13,081	13,197
Total revenue	2,530,696	2,289,346	7,357,766	6,601,109
COSTS AND EXPENSES:
Cost of sales	1,418,143	1,297,805	4,156,989	3,795,661
Selling, general and administrative expenses	893,092	826,822	2,582,299	2,357,736
Costs related to debt amendments	4,553	—	4,553	97
Depreciation and amortization	87,470	76,087	256,094	219,749
Impairment charges - long-lived assets	3,044	814	11,254	6,367
Other income - net	(12,825)	(12,384)	(33,179)	(27,549)
Loss on extinguishment of debt	1,412	13,630	1,412	38,274
Interest expense	17,769	19,680	51,000	58,570
Total costs and expenses	2,412,658	2,222,454	7,030,422	6,448,905
Income before income tax expense	118,038	66,892	327,344	152,204
Income tax expense	27,441	18,341	84,473	40,013
Net income	$90,597	$48,551	$242,871	$112,191

Net income per common share:
Common stock - basic	$1.43	$0.75	$3.81	$1.73
Common stock - diluted	$1.40	$0.75	$3.77	$1.73
Weighted average number of common shares:
Common stock - basic	63,563	64,707	63,723	64,852
Common stock - diluted	64,619	64,802	64,395	65,024

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023

Net income	$90,597	$48,551	$242,871	$112,191
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	15,895	7,618	14,593	17,029
Net reclassification into earnings during the period	(3,476)	(1,386)	(10,166)	(3,391)
Other comprehensive income, net of tax	12,419	6,232	4,427	13,638
Total comprehensive income	$103,016	$54,783	$247,298	$125,829

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	November 2,	February 3,	October 28,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$857,800	$925,359	$615,863
Accounts receivable—net	102,872	74,361	91,579
Merchandise inventories	1,440,695	1,087,841	1,329,129
Assets held for disposal	32,444	23,299	23,299
Prepaid and other current assets	256,609	216,164	154,962
Total current assets	2,690,420	2,327,024	2,214,832
Property and equipment—net	2,109,025	1,880,325	1,767,626
Operating lease assets	3,264,632	3,132,768	3,130,574
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,131	2,436	2,870
Other assets	91,588	79,223	92,734
Total assets	$8,442,860	$7,706,840	$7,493,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,101,920	$956,350	$939,658
Current operating lease liabilities	401,840	411,395	412,303
Other current liabilities	626,860	647,338	588,645
Current maturities of long term debt	170,823	13,703	13,970
Total current liabilities	2,301,443	2,028,786	1,954,576
Long term debt	1,542,712	1,394,942	1,397,618
Long term operating lease liabilities	3,124,116	2,984,794	2,982,549
Other liabilities	74,091	73,793	70,572
Deferred tax liabilities	254,011	227,593	237,909
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,781,089 shares, 82,399,577 shares and 82,354,291 shares, respectively
Outstanding: 63,481,004 shares, 63,964,371 shares and 64,525,262 shares, respectively	8	8	8
Additional paid-in-capital	2,216,224	2,118,356	2,086,798
Accumulated earnings	1,226,935	984,064	756,606
Accumulated other comprehensive income	37,960	33,533	42,386
Treasury stock, at cost	(2,334,640)	(2,139,029)	(2,035,322)
Total stockholders' equity	1,146,487	996,932	850,476
Total liabilities and stockholders' equity	$8,442,860	$7,706,840	$7,493,700

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	November 2,	October 28,
	2024	2023
OPERATING ACTIVITIES
Net income	$242,871	$112,191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	256,094	219,749
Impairment charges—long-lived assets	11,254	6,367
Amortization of deferred financing costs	2,285	2,380
Accretion of long term debt instruments	732	706
Deferred income taxes	25,094	27,254
Loss on extinguishment of debt	1,412	38,274
Non-cash stock compensation expense	69,296	57,792
Non-cash lease expense	(4,891)	(4,068)
Cash received from landlord allowances	9,253	7,739
Changes in assets and liabilities:
Accounts receivable	(29,120)	(20,611)
Merchandise inventories	(352,854)	(147,146)
Prepaid and other current assets	(40,445)	(23,271)
Accounts payable	163,738	(20,249)
Other current liabilities	(22,564)	17,197
Other long term assets and long term liabilities	376	1,113
Other operating activities	(12,319)	(5,221)
Net cash provided by operating activities	320,212	270,196
INVESTING ACTIVITIES
Cash paid for property and equipment	(527,065)	(304,442)
Lease acquisition costs	(9,306)	(20,481)
Net proceeds from sale of property and equipment and assets held for sale	485	13,639
Net cash used in investing activities	(535,886)	(311,284)
FINANCING ACTIVITIES
Proceeds from long term debt—Term Loan Facility	605,843	—
Principal payments on long term debt—Term Loan Facility	(299,472)	(7,211)
Proceeds from long term debt— 2027 Convertible Notes	—	297,069
Principal payment on long term debt— 2025 Convertible Notes	—	(386,519)
Purchase of treasury shares	(194,200)	(140,482)
Proceeds from stock option exercises	28,573	13,380
Other financing activities	7,371	1,509
Net cash provided by (used in) financing activities	148,115	(222,254)
Decrease in cash and cash equivalents	(67,559)	(263,342)
Cash and cash equivalents at beginning of period	925,359	879,205
Cash and cash equivalents at end of period	$857,800	$615,863
Supplemental disclosure of cash flow information:
Interest paid	$61,939	$62,083
Income tax payments - net	$137,484	$70,232
Non-cash investing and financing activities:
Finance lease modification	$(1,523)	$—
Accrued purchases of property and equipment	$93,266	$98,642

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2024

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 2, 2024, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,103 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Fiscal 2023 10-K). The balance sheet at February 3, 2024 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2023 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended November 2, 2024 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2023 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2024 is defined as the 52-week year ending February 1, 2025, and Fiscal 2023 is defined as the 53-week year ended February 3, 2024. The first, second, and third quarters of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended November 2, 2024.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures in the consolidated financial statements.

2. Stockholders’ Equity

Activity for the three and nine month periods ended November 2, 2024 and October 28, 2023 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	8	2,145,935	1,062,578	37,925	(18,810,851)	(2,215,020)	1,031,426
Net income	—	—	—	73,760	—	—	—	73,760
Stock options exercised	89,961	—	15,393	—	—	—	—	15,393
Shares used for tax withholding	—	—	—	—	—	(3,790)	(916)	(916)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(269,508)	(61,721)	(61,721)
Vesting of restricted shares	19,674	—	—	—	—	—	—	—
Stock based compensation	—	—	24,779	—	—	—	—	24,779
Unrealized losses on interest rate derivative contracts, net of related taxes of $3.3 million	—	—	—	—	(9,037)	—	—	(9,037)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,347)	—	—	(3,347)
Balance at August 3, 2024	82,746,507	8	2,186,107	1,136,338	25,541	(19,084,149)	(2,277,657)	1,070,337
Net income	—	—	—	90,597	—	—	—	90,597
Stock options exercised	26,519	—	4,707	—	—	—	—	4,707
Shares used for tax withholding	—	—	—	—	—	(2,564)	(601)	(601)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(213,372)	(56,382)	(56,382)
Vesting of restricted shares	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	25,410	—	—	—	—	25,410
Unrealized gains on interest rate derivative contracts, net of related taxes of $5.8 million	—	—	—	—	15,895	—	—	15,895
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.3 million	—	—	—	—	(3,476)	—	—	(3,476)
Balance at November 2, 2024	82,781,089	$8	$2,216,224	$1,226,935	$37,960	(19,300,085)	$(2,334,640)	$1,146,487

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	32,748	—	—	—	32,748
Stock options exercised	90,971	—	10,764	—	—	—	—	10,764
Shares used for tax withholding	—	—	—	—	—	(9,457)	(1,962)	(1,962)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(245,414)	(51,823)	(51,823)
Vesting of restricted shares	28,536	—	—	—	—	—	—	—
Stock based compensation	—	—	16,722	—	—	—	—	16,722
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.3 million	—	—	—	—	947	—	—	947
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.3 million	—	—	—	—	(827)	—	—	(827)
Balance at April 29, 2023	82,157,501	8	2,043,111	677,163	28,868	(17,273,152)	(1,947,676)	801,474
Net income	—	—	—	30,892	—	—	—	30,892
Stock options exercised	15,236	—	1,512	—	—	—	—	1,512
Shares used for tax withholding	—	—	—	—	—	(48,938)	(8,626)	(8,626)
Shares purchased as part of publicly announced program, inclusive of $0.1 million related to excise tax	—	—	—	—	—	(154,358)	(26,104)	(26,104)
Vesting of restricted shares	153,739	—	—	—	—	—	—	—
Stock based compensation	—	—	19,425	—	—	—	—	19,425
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.1 million	—	—	—	—	8,465	—	—	8,465
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.4 million	—	—	—	—	(1,179)	—	—	(1,179)
Balance at July 29, 2023	82,326,476	8	2,064,048	708,055	36,154	(17,476,448)	(1,982,406)	825,859
Net income	—	—	—	48,551	—	—	—	48,551
Stock options exercised	8,101	—	1,105	—	—	—	—	1,105
Shares used for tax withholding	—	—	—	—	—	(3,633)	(537)	(537)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(348,948)	(52,379)	(52,379)
Vesting of restricted shares	19,714	—	—	—	—	—	—	—
Stock based compensation	—	—	21,645	—	—	—	—	21,645
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,618	—	—	7,618
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.5 million	—	—	—	—	(1,386)	—	—	(1,386)
Balance at October 28, 2023	82,354,291	$8	$2,086,798	$756,606	$42,386	(17,829,029)	$(2,035,322)	$850,476

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2024 (remainder)	$100,447	$869
2025	665,226	3,526
2026	625,286	3,640
2027	583,996	3,640
2028	535,944	3,447
Thereafter	1,954,979	20,787
Total future minimum lease payments	4,465,878	35,909
Amount representing interest	(939,922)	(10,404)
Total lease liabilities	3,525,956	25,505
Less: current portion of lease liabilities	(401,840)	(2,168)
Total long term lease liabilities	$3,124,116	$23,337

Weighted average discount rate	6.0%	5.5%
Weighted average remaining lease term (years)	7.8	12.2

The above schedule excludes approximately $525.1 million for 49 stores and one distribution center that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

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

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Finance lease cost:
Amortization of finance lease asset (a)	$566	$877	$2,007	$2,630
Interest on lease liabilities (b)	351	454	1,096	1,425
Operating lease cost (c)	158,211	147,270	466,239	427,072
Variable lease cost (c)	63,652	58,915	186,204	168,864
Total lease cost	222,780	207,516	655,546	599,991
Impairment (gain) on sale and leaseback transaction (d)	—	—	8,210	(1,958)
Less all rental income (e)	(1,261)	(1,383)	(3,974)	(4,224)
Total net rent expense (f)	$221,519	$206,133	$659,782	$593,809

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$471,192	$431,200
Cash payments for the principal portion of finance lease liabilities (b)	$2,041	$2,975
Cash payments for the interest portion of finance lease liabilities (a)	$1,096	$1,425
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$531,539	$494,327

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 2,	February 3,	October 28,
	2024	2024	2023
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,241,737	$933,355	$935,507
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	156,155	156,155
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—	—
Finance lease obligations	25,505	29,069	30,471
Unamortized deferred financing costs	(6,931)	(7,003)	(7,614)
Total debt	1,713,535	1,408,645	1,411,588
Less: current maturities	(170,823)	(13,703)	(13,970)
Long term debt, net of current maturities	$1,542,712	$1,394,942	$1,397,618

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of November 2, 2024 of $1,250 million maturing on September 24, 2031.

On September 24, 2024, the Company entered into an amendment to the Term Loan Facility dated as of February 24, 2011 (the "Amendment"), which among other things, (i) refinanced the outstanding $933 million principal amount of Term B-6 Loans with Term B-7 Loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to the Company’s term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removed the SOFR adjustment. The Term B-7 Loans were issued with an original issue discount of 99.5.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions).

At November 2, 2024 and October 28, 2023, the interest rate related to the Term Loan Facility was 6.4% and 7.4%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued its 2.25% Convertible Senior Notes due 2025 (2025 Convertible Notes). The 2025 Convertible Notes are general unsecured obligations of the Company. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year. The 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

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

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $225 million on July 1, 2024, and $212.5 million on October 1, 2024, and will be automatically reduced to $200 million on January 1, 2025.

At November 2, 2024, the Company had $847.5 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and nine month periods ended November 2, 2024.

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

On June 24, 2021, the Company entered into an interest rate swap, which hedged $450 million of variable rate exposure on the Term Loan Facility at a blended rate of 2.19%, and was designated as a cash flow hedge. The Company subsequently amended its interest rate swap to be based on SOFR rather than LIBOR, which resulted in an updated swap rate of 2.16%.

On September 27, 2024, the Company terminated the previous $450 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300 million with an interest rate of 3.37%. These interest rate swap agreements are designated as cash flow hedges.

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

As of November 2, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	Two	$800.0 million	2.83% - 3.37%	September 24, 2031

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	November 2, 2024		February 3, 2024		October 28, 2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$38,143	Other assets	$29,075	Other assets	$43,031

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Unrealized gains, before taxes	$21,696	$10,416	$19,931	$23,269
Income tax benefit	(5,801)	(2,798)	(5,338)	(6,240)
Unrealized gains, net of taxes	$15,895	$7,618	$14,593	$17,029

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest benefit	$(4,745)	$(1,892)	$(13,876)	$(4,631)
Income tax expense	1,269	506	3,710	1,240
Net reclassification into earnings	$(3,476)	$(1,386)	$(10,166)	$(3,391)

The Company estimates that approximately $14.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of November 2, 2024, February 3, 2024 and October 28, 2023 are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 2,	February 3,	October 28,
	2024	2024	2023
Level 1
Cash equivalents	$481,491	$657,292	$269,241

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

Impairment charges on long-lived assets were $3.0 million during the third quarter of Fiscal 2024, primarily related to two stores that relocated and closed before the end of the respective lease-end dates. Impairment charges on long-lived assets were $0.8 million during the third quarter of Fiscal 2023, related to declines in revenue and operating results for eight stores.

Impairment charges on long-lived assets were $11.3 million during the nine month period ended November 2, 2024, primarily related to a sale-leaseback transaction at one owned store sold below net carrying value and two stores relocated and closed before the end of the respective lease-end dates. Impairment charges on long-lived assets were $3.7 million during the nine month period ended October 28, 2023, related to declines in revenue and operating results for 11 stores, as well as lease asset impairment of $2.6 million related to three of those stores. During the nine month period ended November 2, 2024 and the nine month period ended October 28, 2023, the assets impaired had a remaining carrying value after impairments of $61.0 million and $75.0 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	November 2, 2024		February 3, 2024		October 28, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,250,000	$1,249,219	$937,379	$934,450	$939,783	$935,671
2025 Convertible Notes	156,155	182,166	156,155	169,384	156,155	150,519
2027 Convertible Notes	297,069	395,611	297,069	342,384	297,069	262,202
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,703,224	$1,826,996	$1,390,603	$1,446,218	$1,393,007	$1,348,392
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

7. Income Taxes

Income tax expense was $27.4 million during the third quarter of Fiscal 2024 compared with $18.3 million during the third quarter of Fiscal 2023. The effective tax rate for the third quarter of Fiscal 2024 was 23.2% compared with 27.4% during the third quarter of Fiscal 2023. The increase in income tax expense is due to higher pre-tax income. The higher tax rate in the prior period is primarily attributable to the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes and higher tax expense from stock-based compensation.

Income tax expense was $84.5 million during the nine month period ended November 2, 2024 compared with $40.0 million during the nine month period ended October 28, 2023. The effective tax rate for the nine month period ended November 2, 2024 was 25.8% compared with 26.3% during the nine month period ended October 28, 2023. The increase in income tax expense is due to higher pre-tax income. The higher tax rate in the prior period is primarily attributable to the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes.

Net deferred taxes are as follows:

	(in thousands)
	November 2,	February 3,	October 28,
	2024	2024	2023
Deferred tax asset	$2,131	$2,436	$2,870
Deferred tax liability	254,011	227,593	237,909
Net deferred tax liability	$251,880	$225,157	$235,039

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of November 2, 2024, the Company had a deferred tax asset related to net operating losses of $5.4 million, inclusive of $5.0 million related to state net operating losses that expire at various dates between 2025 and 2041, as well as $0.4 million related to Puerto Rico net operating losses that will expire in 2025.

As of November 2, 2024, the Company had a deferred tax asset related to tax credit carry-forwards of $6.1 million, inclusive of $6.0 million of state tax credit carry-forwards, which will begin to expire in 2025, and $0.1 million of deferred tax assets recorded for Puerto Rico alternative minimum tax credits that have an indefinite life.

As of November 2, 2024, February 3, 2024 and October 28, 2023, valuation allowances amounted to $7.2 million, $11.4 million and $10.7 million, respectively, related to state and Puerto Rico net operating losses and state tax credit carry-forwards. The Company believes that it is more likely than not that this portion of state and Puerto Rico net operating losses and state tax credit carry-forwards will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the nine month period ended November 2, 2024, the Company acquired 69,761 shares of common stock from employees for approximately $13.7 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

During the nine month period ended November 2, 2024, the Company repurchased 795,118 shares of common stock for $180.5 million under these repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of November 2, 2024, the Company had $324.6 million remaining under its share repurchase authorization.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Basic net income per share
Net income	$90,597	$48,551	$242,871	$112,191
Weighted average number of common shares – basic	63,563	64,707	63,723	64,852
Net income per common share – basic	$1.43	$0.75	$3.81	$1.73
Diluted net income per share
Net income	$90,597	$48,551	$242,871	$112,191
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,563	64,707	63,723	64,852
Assumed exercise of stock options and vesting of restricted stock	637	95	485	172
Assumed conversion of convertible debt	419	—	187	—
Weighted average number of common shares – diluted	64,619	64,802	64,395	65,024
Net income per common share – diluted	$1.40	$0.75	$3.77	$1.73

Approximately 199,000 and 685,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended November 2, 2024, respectively, since their effect was anti-dilutive.

Approximately 1,820,000 and 1,526,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended October 28, 2023, respectively, since their effect was anti-dilutive.

10. Stock Based Compensation

As of November 2, 2024, there were 3,967,586 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
Type of Non-Cash Stock Compensation	2024	2023	2024	2023
Restricted stock unit grants (a)	$11,698	$11,599	$32,469	$32,143
Stock option grants (a)	5,065	5,417	14,673	14,615
Performance stock unit grants (a)	8,647	4,629	22,154	11,034
Total (b)	$25,410	$21,645	$69,296	$57,792

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and nine month periods ended November 2, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.4 million and $12.3 million, respectively. For the three and nine month periods ended October 28, 2023, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.1 million and $10.9 million, respectively.

Stock Options

Stock option transactions during the nine month period ended November 2, 2024 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2024	1,356,258	$197.90
Options granted	378,728	181.10
Options exercised (a)	(172,168)	165.93
Options forfeited	(71,451)	208.17
Options outstanding, November 2, 2024	1,491,367	196.83

(a)
Options exercised during the nine month period ended November 2, 2024 had a total intrinsic value of $12.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of November 2, 2024:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,491,367	7.2	$196.83	$80.1
Options exercisable	732,110	5.6	$202.38	$38.6

The fair value of each stock option granted during the nine month period ended November 2, 2024 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Nine Months Ended
November 2,
2024
Risk-free interest rate	4.7%
Expected volatility	42.2%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$69.52

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

Restricted Stock Units

Restricted stock unit transactions during the nine month period ended November 2, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	570,952	$204.97
Awards granted	315,920	184.47
Awards vested (a)	(164,809)	225.24
Awards forfeited	(48,605)	194.98
Non-vested awards outstanding, November 2, 2024	673,458	191.11

(a)
Restricted stock units vested during the nine month period ended November 2, 2024 had a total intrinsic value of $31.3 million.

The fair value of each share of restricted stock granted during the nine month period ended November 2, 2024 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the nine month period ended November 2, 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	226,917	$217.29
Awards granted	124,821	185.19
Awards vested (a)	(44,535)	319.32
Awards forfeited	(11,820)	216.38
Non-vested awards outstanding, November 2, 2024	295,383	188.38

(a)
Performance-based stock awards vested during the nine month period ended November 2, 2024 had a total intrinsic value of $10.1 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $52.5 million, $75.8 million and $76.0 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively. Among these arrangements, as of November 2, 2024, February 3, 2024 and October 28, 2023, the Company had letters of credit outstanding in the amount of $51.9 million, $75.8 million and $75.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $0.6 million and $0.2 million at November 2, 2024 and October 28, 2023, respectively, related to certain merchandising agreements, and none at February 3, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $160.0 million, $174.2 million and $174.0 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.

Purchase Commitments

The Company had $1,747.7 million of purchase commitments related to goods that were not received as of November 2, 2024.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,103 stores as of November 2, 2024 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Fiscal Year

Fiscal 2024 is defined as the 52-week year ended February 1, 2025. Fiscal 2023 is defined as the 53-week year ending February 3, 2024. The first, second, and third quarters of Fiscal 2024 and Fiscal 2023 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the nine month period ended November 2, 2024, we opened 139 new stores, inclusive of 30 relocations, and permanently closed 13 stores, exclusive of the aforementioned relocations, bringing our store count as of November 2, 2024 to 1,103 stores.

Ongoing Initiatives

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
•
Optimizing the Supply Chain. Our transportation initiatives have led to lower freight costs compared to recent levels, and we believe our efficiency and labor productivity initiatives will continue to result in lower supply chain costs over the next several years. We also believe there are longer-term supply chain opportunities through investments in automation.
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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Both of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, trade and tariffs, taxes and healthcare. In addition, trade and tariff regulations could have an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in Ukraine or the Hamas-Israel war), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Net income. We earned net income of $90.6 million during the three month period ended November 2, 2024 compared with net income of $48.6 million during the three month period ended October 28, 2023. We earned net income of $242.9 million during the nine month period ended November 2, 2024 compared with a net income of $112.2 million during the nine month period ended October 28, 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and nine months ended November 2, 2024, Adjusted Net Income increased $36.1 million to $99.9 million and increased $106.5 million to $264.2 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended November 2, 2024 compared with the three and nine months ended October 28, 2023:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted Net Income:
Net income	$90,597	$48,551	$242,871	$112,191
Net favorable lease costs (a)	2,851	3,788	8,959	11,830
Loss on extinguishment of debt (b)	1,412	13,630	1,412	38,274
Costs related to debt amendments (c)	4,553	—	4,553	97
Impairment charges - long-lived assets	3,044	814	11,254	6,367
Litigation matters (d)	600	—	2,525	1,500
Tax effect (e)	(3,162)	(2,955)	(7,379)	(12,561)
Adjusted Net Income	$99,895	$63,828	$264,195	$157,698

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
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Fiscal 2023 amount relates to the partial repurchases of the 2025 Convertible Notes.
(c)
Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024. Fiscal 2023 amount relates to the Term Loan Facility amendment in the second quarter of Fiscal 2023 changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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

During the three and nine months ended November 2, 2024, Adjusted EBIT increased $41.8 million to $141.3 million and increased $132.0 million to $385.9 million, respectively, compared to the same periods in the prior year. During the three and nine months ended November 2, 2024, Adjusted EBITDA increased $53.2 million to $228.8 million and increased $168.3 million to $642.0 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three and nine months ended November 2, 2024 compared with the three and nine months ended October 28, 2023:

	(unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$90,597	$48,551	$242,871	$112,191
Interest expense	17,769	19,680	51,000	58,570
Interest income	(6,951)	(5,328)	(21,151)	(14,902)
Net favorable lease costs (a)	2,851	3,788	8,959	11,830
Loss on extinguishment of debt (b)	1,412	13,630	1,412	38,274
Costs related to debt amendments (c)	4,553	—	4,553	97
Impairment charges - long-lived assets	3,044	814	11,254	6,367
Litigation matters (d)	600	—	2,525	1,500
Income tax expense	27,441	18,341	84,473	40,013
Adjusted EBIT	141,316	99,476	385,896	253,940
Depreciation and amortization	87,470	76,087	256,094	219,749
Adjusted EBITDA	$228,786	$175,563	$641,990	$473,689

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Fiscal 2023 amount relates to the partial repurchases of the 2025 Convertible Notes.
(c)
Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024. Fiscal 2023 amount relates to the Term Loan Facility amendment in the second quarter of Fiscal 2023 changing from Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. To account for the shift in weeks from the 53rd week of Fiscal 2023, comparable store sales for three month period ended November 2, 2024 and the nine month period ended November 2, 2024 are comparing the 13 and 39 weeks ended November 2, 2024, to the 13 and 39 weeks ended November 4, 2023, respectively. The change in our comparable store sales was as follows:

	Three Months Ended	Nine Months Ended
November 2, 2024	1%	2%
October 28, 2023	6%	5%

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

Gross margin as a percentage of net sales increased to 43.9% during the three month period ended November 2, 2024, compared with 43.2% during three month period ended October 28, 2023, driven primarily by lower markdowns and higher markups, as well as improved freight expense. Gross margin as a percentage of net sales increased to 43.4% during the nine months ended November 2, 2024, compared with 42.4% during the nine months ended October 28, 2023, driven primarily by lower markdowns, as well as decreased freight costs and higher markups.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 50 basis points as a percentage of net sales during the three month period ended November 2, 2024, compared with the three month period ended October 28, 2023, primarily driven by supply chain efficiency initiatives. Product sourcing costs decreased approximately 70 basis points as a percentage of net sales during the nine months ended November 2, 2024, compared with the nine months ended October 28, 2023, primarily driven by supply chain efficiency initiatives. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

Inventory. Inventory at November 2, 2024 increased to $1,440.7 million compared with $1,329.1 million at October 28, 2023. The increase was attributable primarily to 126 net new stores opened since the end of the third quarter of Fiscal 2023 and an increase in reserve inventory, partially offset by a decrease in comparable store inventory.

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

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $67.6 million during the nine months ended November 2, 2024, compared with a decrease of $263.3 million during the nine months ended October 28, 2023. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended November 2, 2024 and the three and nine months ended October 28, 2023.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	56.1	56.8	56.6	57.6
Selling, general and administrative expenses	35.4	36.2	35.2	35.8
Costs related to debt amendments	0.2	—	0.1	0.0
Depreciation and amortization	3.5	3.3	3.5	3.3
Impairment charges - long-lived assets	0.1	0.0	0.2	0.1
Other income - net	(0.5)	(0.5)	(0.5)	(0.4)
Loss on extinguishment of debt	0.1	0.6	0.0	0.6
Interest expense	0.7	0.9	0.7	0.9
Total costs and expenses	95.6	97.3	95.8	97.9
Income before income tax expense	4.6	2.9	4.4	2.3
Income tax expense	1.1	0.8	1.2	0.6
Net income	3.5%	2.1%	3.2%	1.7%

Three Month Period Ended November 2, 2024 Compared With the Three Month Period Ended October 28, 2023

Net sales

Net sales improved approximately $241.5 million, or 10.6%, to $2,526.2 million during the third quarter of Fiscal 2024, primarily driven by the net sales of 126 net new stores since the end of the third quarter of Fiscal 2023, as well as an increase of 1% in comparable stores sales during the third quarter of Fiscal 2024.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.1% during the third quarter of Fiscal 2024, compared to 56.8% during the third quarter of Fiscal 2023. This decrease was primarily driven by improved markdowns, freight expense, and initial markups. On a dollar basis, cost of sales increased $120.3 million, or 9.3%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.4% during the third quarter of Fiscal 2024, compared to 36.2% during the third quarter of Fiscal 2023. The decrease was primarily driven by an improvement in product sourcing costs, resulting from supply chain efficiency initiatives, as well as the impact of purchased Bed, Bath & Beyond leases on occupancy costs in Fiscal 2023.

During Fiscal 2023, we acquired 64 store leases directly from Bed, Bath & Beyond. We started paying rent immediately upon acquisition for all of the stores. We opened 32 of these stores during Fiscal 2023, 20 during the first quarter of Fiscal 2024, 11 during the second quarter of Fiscal 2024, and the remaining store during the third quarter of Fiscal 2024. This transaction resulted in $9.6 million of selling, general and administrative expenses during the third quarter of Fiscal 2023. There were no incremental costs related to acquired Bed, Bath & Beyond leases during the third quarter of Fiscal 2024.

On a dollar basis, selling, general and administrative expenses increased by $66.3 million, or 8.0%, to $893.1 million during the third quarter of Fiscal 2024. The increase was primarily driven by our 126 net new stores opened since the end of the third quarter of Fiscal 2023.

Depreciation and amortization

Depreciation and amortization expense amounted to $87.5 million during the third quarter of Fiscal 2024 compared with $76.1 million during the third quarter of Fiscal 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, as well as our supply chain initiatives.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $3.0 million during the third quarter of Fiscal 2024, primarily related to two stores relocated and closed before the end of the respective lease-end dates. Impairment charges on long-lived assets were $0.8 million during the third quarter of Fiscal 2023, related to unrecoverable fixed assets at eight underperforming stores.

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

Loss on Extinguishment of Debt

During the third quarter of Fiscal 2024, debt extinguishment charges amounted to $1.4 million related to the partial write-off of the original issue discount and deferred debt costs, as a result of the September 2024 upsize and extension of our Term Loan Facility. During the third quarter of Fiscal 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes. Under the terms of the exchange agreements, the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2027 (2027 Convertible Notes). These exchanges resulted in aggregate pre-tax debt extinguishment charges of $13.6 million.

Interest expense

Interest expense improved $1.9 million during the third quarter of Fiscal 2024 to $17.8 million, compared to the same period in the prior year. This improvement was primarily driven by a reduction in interest expense related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher average balance of the Term Loan Facility due to the September 2024 extension and upsize of the Term Loan Facility during Q3 2024.

The average interest rate on the Term Loan Facility was 7.0% and 7.4% for the third quarter of Fiscal 2024 and the third quarter of Fiscal 2023, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,068.6 million and $941.4 million for the third quarter of Fiscal 2024 and the third quarter of Fiscal 2023, respectively.

Income tax expense

Income tax expense was $27.4 million during the third quarter of Fiscal 2024 compared with income tax expense of $18.3 million during the third quarter of Fiscal 2023. The effective tax rate for the third quarter of Fiscal 2024 was 23.2% compared with 27.4% during the third quarter of Fiscal 2023. The increase in income tax expense is due to higher pre-tax income. The higher tax rate in the prior period is primarily attributable to the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes and higher tax expense from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2024 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $90.6 million for the third quarter of Fiscal 2024 compared with $48.6 million for the third quarter of Fiscal 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $7.0 million of expense, net of income taxes, for the third quarter of Fiscal 2023 related to the leases acquired from Bed Bath & Beyond.

Nine Month Period Ended November 2, 2024 Compared With the Nine Month Period Ended October 28, 2023

Net sales

Net sales improved approximately $756.8 million, or 11.5%, to $7,344.7 million during the nine month period ended November 2, 2024, primarily driven by the net sales of 126 net new stores opened since the end of the third quarter of Fiscal 2023, as well as an increase of 2% in comparable stores sales during the nine month period ended November 2, 2024.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.6% during the nine month period ended November 2, 2024, compared to 57.6% during the nine month period ended October 28, 2023. This decrease was primarily driven by decreased markdowns, as well as lower freight costs and higher initial markups. On a dollar basis, cost of sales increased $361.3 million, or 9.5%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.2% during the nine month period ended November 2, 2024, compared to 35.8% during the nine month period ended October 28, 2023. The decrease was primarily driven by an improvement in product sourcing costs, resulting from supply chain efficiency initiatives, partially offset by investments in store payroll costs. On a dollar basis, selling, general and administrative expenses increased by $224.6 million, or 9.5%, to $2,582.3 million during the nine month period ended November 2, 2024. The increase was primarily driven by our 126 net new stores opened since the end of the third quarter of Fiscal 2023.

Our acquisition of the Bed, Bath & Beyond store leases resulted in $9.4 million and $12.3 million of selling, general and administrative expenses during the nine month period ended November 2, 2024 and the nine month period ended October 28, 2023, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $256.1 million during the nine month period ended November 2, 2024 compared with $219.7 million during the nine month period ended October 28, 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores, as well as our supply chain initiatives.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $11.3 million during the nine month period ended November 2, 2024, related to one owned store selling below carrying value in a sale-leaseback transaction and two stores relocating and planned to close before the end of the respective lease-end dates. Impairment charges on long-lived assets were $6.4 million during the nine month period ended October 28, 2023, related to unrecoverable fixed assets at 11 underperforming stores and unrecoverable lease assets at three of those stores.

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

Loss on Extinguishment of Debt

During the nine month period ended November 2, 2024, debt extinguishment charges amounted to $1.4 million related to the partial write-off of the original issue discount and deferred debt costs, as a result of the September 2024 extension and upsize of our Term Loan Facility. During the nine month period ended October 28, 2023, we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 2027 Convertible Notes, as well as $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $38.3 million.

Interest expense

Interest expense improved $7.6 million during the nine month period ended November 2, 2024 to $51.0 million, compared to the same period in the prior year. This improvement was primarily driven by a reduction in interest expense related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower average balance of 2025 Convertible Notes, and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher average balance due to the September 2024 extension and upsize of the Term Loan Facility during Q3 2024, as well as a higher interest rate on the unhedged portion of the Term Loan Facility.

The average interest rate on the Term Loan Facility was 7.3% and 7.1% for the nine month period ended November 2, 2024 and the nine month period ended October 28, 2023, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $979.7 million and $943.8 million for the nine month period ended November 2, 2024 and the nine month period ended October 28, 2023, respectively.

Income tax expense

Income tax expense was $84.5 million during the nine month period ended November 2, 2024 compared with income tax expense of $40.0 million during the nine month period ended October 28, 2023. The effective tax rate for the nine month period ended November 2, 2024 was 25.8% compared with 26.3% during the nine month period ended October 28, 2023. The increase in income tax expense is due to higher pre-tax income. The higher tax rate in the prior period is primarily attributable to the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine month period ended November 2, 2024 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $242.9 million for the nine month period ended November 2, 2024 compared with $112.2 million for the nine month period ended October 28, 2023. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $6.8 million and $9.1 million of expense, net of income taxes, for the nine month period ended November 2, 2024 and the nine month period ended October 28, 2023, respectively, related to the leases acquired from Bed Bath & Beyond.

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

Cash Flow for the Nine Month Period Ended November 2, 2024 Compared With the Nine Month Period Ended October 28, 2023

We used $67.6 million of cash during the nine month period ended November 2, 2024 compared with a use of $263.3 million during the nine month period ended October 28, 2023.

Net cash provided by operating activities amounted to $320.2 million during the nine month period ended November 2, 2024, compared with $270.2 million during the nine month period ended October 28, 2023. The increase in our operating cash flows was primarily driven by improved sales and gross margin, as well as the impact of changes in working capital.

Net cash used in investing activities was $535.9 million during the nine month period ended November 2, 2024 compared with $311.3 million during the nine month period ended October 28, 2023. This change was primarily the result of an increase in capital expenditures related to increased store openings as well as supply chain initiatives.

Net cash provided by financing activities was $148.1 million during the nine month period ended November 2, 2024 compared with net cash used of $222.3 million during the nine month period ended October 28, 2023. This change was primarily driven by the September 2024 extension and upsizing of the Term Loan Facility during the third quarter of Fiscal 2024 as well as net payment on the Convertible Notes during Fiscal 2023, partially offset by increased repurchases of shares of our common stock under our share repurchase program in Fiscal 2024.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at November 2, 2024 of $389.0 million compared with $260.3 million at October 28, 2023. The increase in working capital was primarily due to an increased cash balance, increased inventory, and increased prepaid assets, partially offset by increased accounts payable and increased current maturities of long term debt related to the 2025 Convertible Notes. We had working capital at February 3, 2024 of $298.2 million.

Capital Expenditures

For the nine month period ended November 2, 2024, capital expenditures, net of $9.3 million of landlord allowances, amounted to $500.6 million (inclusive of accrued capital expenditures).

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

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

During the nine month period ended November 2, 2024, we repurchased 795,118 shares of common stock for $180.5 million under these repurchase programs. As of November 2, 2024, we had $324.6 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended November 2, 2024, we opened 139 new stores, inclusive of 30 relocations, and closed 13 stores, exclusive of the aforementioned relocations, bringing our store count as of November 2, 2024 to 1,103 stores. During Fiscal 2024, we plan to open 101 net new stores.

Debt and Hedging

As of November 2, 2024, our obligations, inclusive of original issue discount, include $1,241.7 million under our Term Loan Facility, $453.2 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $25.5 million of finance lease obligations as of November 2, 2024.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of November 2, 2024 of $1,250 million maturing on September 24, 2031.

On September 24, 2024, we entered into an amendment to the Term Loan Facility dated as of February 24, 2011 (the "Amendment"), which among other things, (i) refinanced the outstanding $933 million principal amount of Term B-6 Loans with Term B-7 Loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to our term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removed the SOFR adjustment. The Term B-7 Loans were issued with an original issue discount of 99.5.

At November 2, 2024, our borrowing rate related to the Term Loan Facility was 6.4%.

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

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was automatically reduced to $225 million on July 1, 2024, and $212.5 million on October 1, 2024, and will be automatically reduced to $200 million on January 1, 2025.

At November 2, 2024, we had $847.5 million available under the ABL Line of Credit. There were no borrowings on the ABL Line of Credit during the nine month period ended November 2, 2024.

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

Hedging

We have interest rate swaps which hedge $800 million of variable rate exposure under our Term Loan Facility. The interest rate swaps are designated as cash flow hedges and expire on September 24, 2031. Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Contractual Obligations

We had $1,747.7 million of purchase commitments related to goods that were not received as of November 2, 2024, and had $4,465.9 million of future minimum lease payments under operating leases as of November 2, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On September 24, 2024, the Company entered into an amendment to the Credit Agreement dated as of February 24, 2011, which among other things, (i) refinanced the outstanding $933 million principal amount of term B-6 loans with term B-7 loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to the Company’s term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removing the SOFR adjustment.

Additionally, on September 27, 2024, the Company terminated the previous $450 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300 million with an interest rate of 3.37%.

There were no other material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2023 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, November 2, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 2, 2024.

During the quarter ended November 2, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended November 2, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 4, 2024 through August 31, 2024	38,743	$260.78	38,743	$370,380
September 1, 2024 through October 5, 2024	131,885	$264.56	131,885	$335,488
October 6, 2024 through November 2, 2024	42,744	$254.18	42,744	$324,623
Total	213,372		213,372

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On August 15, 2023, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended November 2, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1

Amendment No. 11, dated as of September 24, 2021, to the Credit Agreement dated as of February 24, 2011 (as amended), by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		8-K	9/26/2024
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 26, 2024