Form 10-K
period 2025-02-01
Burlington Stores, Inc.
filed 2025-03-17
CIK 1579298

999%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant on August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,853,219,442. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of March 1, 2025, there were 63,204,621 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2024 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Morristown, New Jersey

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2025

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

PART I

Item 1. Business Overview

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,108 stores as of February 1, 2025, in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally recognized manufacturers and other suppliers.

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by driving comparable store sales growth, expanding and enhancing our retail store base, and enhancing operating margins. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2025” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 52-week fiscal year ended February 1, 2025 (Fiscal 2024), the 53-week fiscal year ended February 3, 2024 (Fiscal 2023), and the 52-week fiscal year ended January 28, 2023 (Fiscal 2022).

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

Our store base is geographically diversified with stores located in 46 states, Washington D.C. and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	KY	9	NY	70
AL	12	LA	11	OH	31
AR	8	MA	25	OK	16
AZ	25	MD	24	OR	7
CA	112	ME	2	PA	42
CO	16	MI	30	PR	22
CT	16	MN	14	RI	6
DC	1	MO	12	SC	13
DE	3	MS	4	SD	2
FL	119	NC	36	TN	17
GA	37	ND	1	TX	123
IA	5	NE	5	UT	9
ID	3	NH	6	VA	33
IL	45	NJ	53	WA	18
IN	19	NM	5	WI	16
KS	9	NV	13	WV	1

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 1,108 stores as of February 1, 2025. Based on our smaller store prototype, as well as the ongoing opportunity presented by accelerating retail disruption and industry wide store closures, our long-term store target remains at 2,000 stores. If we identify appropriate locations, including locations that fit our smaller store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Stores (beginning of period)	1,007	927	840
Stores opened(a)(b)	116	91	91
Stores closed(a)	(15)	(11)	(4)
Stores (end of period)	1,108	1,007	927

(a)
Exclusive of relocations during Fiscal 2024, Fiscal 2023 and Fiscal 2022 of 31, 13 and 22 stores, respectively.
(b)
Stores opened during Fiscal 2024, Fiscal 2023 and Fiscal 2022 had an average size of approximately 27,000, 27,000 and 28,000 square feet, respectively.

The total gross square footage of all stores as of the end of Fiscal 2024, Fiscal 2023, and Fiscal 2022 was 51.8 million, 51.5 million, and 50.7 million, respectively. Of this total square footage, the area that represents the total selling square footage for all stores as of the end of Fiscal 2024, Fiscal 2023, and Fiscal 2022 was 32.7 million, 31.5 million, and 31.0 million respectively.

Distribution and Warehousing

We have six distribution centers that shipped more than 99% of merchandise units to our stores in Fiscal 2024. The remaining merchandise units are drop shipped by our vendors directly to our stores. Our three east coast distribution centers are located in Edgewater Park, New Jersey; Burlington, New Jersey; and Logan, New Jersey, which became fully operational in Fiscal 2024. Our three west coast distribution centers are located in San Bernardino, California, Redlands, California, and Riverside, California. These six distribution centers occupy an aggregate of 5,135,000 square feet, and each includes processing, shipping and storage capabilities. In addition, we entered into a lease with a purchase option during Fiscal 2023 for an additional distribution center in Ellabell, Georgia occupying approximately 2,057,000 square feet. The purchase option was exercised during Fiscal 2024. This building is expected to be fully operational during Fiscal 2026.

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

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Primary Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	1,000,000	Leased
Logan, New Jersey	2022	1,029,000	Leased
San Bernardino, California (E. Mill St.)	2006	758,000	Leased
Redlands, California (Pioneer Ave.)	2014	800,000	Leased
Riverside, California (Cactus Ave.)(c)	2021	900,000	Leased
Ellabell, Georgia(b)	2026	2,057,000	Owned
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	525,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave.)	2017	543,000	Leased
Riverside, California (Oleander Ave.)	2023	410,000	Leased
San Bernardino, California (Waterman Ave.)	2020	394,000	Leased

(a)
Inclusive of corporate offices.
(b)
We entered into a lease with a purchase option during Fiscal 2023 for an additional distribution center in Ellabell, Georgia. The purchase option was exercised during Fiscal 2024. This building is expected to be fully operational during Fiscal 2026.
(c)
During Fiscal 2024, we negotiated a purchase agreement for the Cactus Ave. distribution center in Riverside, California.

In addition to the distribution centers that we operate, we have arrangements with third parties for the use of pool point facilities, which we believe streamline and optimize our distribution network.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. In training our associates, our goal is to emphasize friendly customer service and a sense of professional pride.

We have empowered our store teams to provide a satisfying customer experience for every customer in every store, every day. We have and continue to streamline processes and strive to create opportunities for fast and friendly customer interactions. Our goal is to facilitate a “treasure-hunt” experience for our customers with clean, organized merchandise presentations that highlight the brands, value and diversity of selection within our frequently refreshed assortments.

Our Off-Price Sourcing and Merchandising Model

We believe that our ability to chase sales within the off-price model enables us to provide our customers with products that are nationally branded, fashionable, high quality and at a compelling value. We have an experienced team of General Merchandise Managers, Divisional Merchandise Managers and buyers that are continually focused on improving comparable store inventory turnover, inventory age and freshness of merchandise.

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, wide breadth of our product categories, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 6% of our net purchases during Fiscal 2024, Fiscal 2023 or Fiscal 2022. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category over the last three fiscal years was as follows:

Category	Fiscal 2024	Fiscal 2023	Fiscal 2022
Ladies apparel	21%	21%	22%
Accessories and shoes	27%	27%	24%
Home	20%	20%	21%
Mens apparel	17%	17%	17%
Kids apparel and baby	12%	12%	12%
Outerwear	3%	3%	4%

Human Capital Resources

Attracting, developing and retaining top talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce. Our goal is to create a welcoming and inclusive environment where our associates can build a career for life.

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

Associates

As of February 1, 2025, we employed 77,532 associates, of which 78% were part-time or seasonal associates. Of our associates, 90% worked in our stores, 7% worked in our distribution centers and 3% worked in our corporate organization. As of February 1, 2025, 73% of our associates are female, and 79% of our associates have a racial or ethnic minority background.

Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of February 1, 2025, associates at one of our stores were subject to a collective bargaining agreement.

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

Customer Demographic

Our core customer is 25-49 years old, is more ethnically diverse than the general population, and most have an annual household income of $25,000-$100,000. The core customer is educated, resides in mid- to large-sized metropolitan areas and shops for themselves, their family, and their home. We appeal to value seeking and brand conscious customers who understand the off-price model and love the thrill of the hunt.

Marketing and Advertising

We use a mix of broad-based and targeted marketing strategies to efficiently deliver the right message to our audience at the right time. Broad-based strategies include television and radio, while our digital and streaming audio strategies allow for more personalized and targeted messaging. Email reaches our best customers, while social media marketing, including relationships with influencers, allows for authentic consumer engagement. Burlington.com highlights our great merchandise values, while encouraging customers to visit our stores to discover fantastic deals on the brands and products they love - from stylish apparel to everything they need and want for their entire family and home.

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

Trademarks

We are the owner of certain registered and common law trademarks, service marks and tradenames (collectively referred to as the Marks) that we use in connection with our business. Our Marks include, but are not limited to, “Burlington,” “Burlington Coat Factory,” “B, stylized” and “DEALS. BRANDS. WOW!” We consider these Marks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these Marks endure for as long as they are used.

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

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize our website and/or various social media sites to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in the Company to review the information posted on our website, as well as the following social media channels: Facebook (www.facebook.com/BurlingtonStores) and X (formerly Twitter) (www.x.com/burlington). Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at www.burlingtoninvestors.com.

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

Consumer spending levels and shopping behaviors are affected by various economic conditions, which can affect our business or the retail industry generally as a result. These factors include, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war or global international conflicts (such as the conflict in Ukraine or the conflict in the Middle East), and public health issues (such as pandemics or epidemics) have in the past and may in the future have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Certain of these risks, such as risks arising from political volatility, may be enhanced in 2025 in light of the U.S. administration’s change in trade and tariff policies.

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

We may be unable to meet evolving regulatory requirements and stakeholder expectations regarding environmental, social or governance (ESG) matters.

Many stakeholders, including investors, customers, employees, consumers and others, have increasingly focused on ESG topics, including environmental sustainability and corporate social responsibility matters such as climate change, packaging and waste reduction, and energy consumption in a variety of ways that are not necessarily consistent. We face pressures from certain constituencies to meet our goals related to, and to make significant advancements toward achievements in, these areas. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that these constituencies may not be satisfied with the goals we set or our efforts to achieve them. Our disclosure on these matters and our failure, or perceived failure, to meet our goals and otherwise address these matters to our stakeholders’ satisfaction, could harm our reputation, which could negatively impact our business, our relationship with our various stakeholders, and our results of operations. In addition, we could be criticized for the scope of our ESG initiatives. Our failure to meet shifting stakeholder expectations could negatively impact our brand, image, reputation, credibility, and the willingness of our customers and suppliers to do business with us.

In addition, complying with ESG-related rules and regulations, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors may be involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk and performance, and we may undertake additional costs to meet our reporting and compliance obligations related to ESG matters. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California and may increase our costs of compliance as a result.

We also may face stakeholder scrutiny, potential governmental enforcement actions or private litigation regarding our ESG initiatives and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance, damage our reputation, or cause investors or consumers to lose confidence in us.

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
•
fluctuation in our vendors’ local currency against the dollar, which may increase our cost of goods sold; and
•
changes in import duties, tariffs, taxes, charges, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices).

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

We rely extensively on various information systems, including data centers, hardware, software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. In addition, some aspects of our business, like that of most retailers, involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our employees, our vendors and our Company, some of which is entrusted to third-party service providers and vendors. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems, software, tools (including encryption technology) and monitoring to maintain reliable operations, provide security and oversight for processing, transmission, storage and the protection of confidential information, and to recover from unexpected outages.

Like most major corporations, we, our customers and our third-party services providers face an evolving, increasing threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to disrupt operations and/or access personal and other sensitive information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information or become subject to various other cyber-crimes. Further, our computer systems and the third-party systems of our vendors are also subject to damage or interruption from a number of non-criminal causes, including power outages; computer and telecommunications failures; computer viruses; and design or usage errors by our employees or contractors. Moreover, the rapid evolution and increased adoption of artificial intelligence, Software as a Service (SaaS) and cloud technologies may intensify our cybersecurity risks.

If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other material cybersecurity incidents, including the loss of individually identifiable customer or other confidential data or the inability to provide contracted services, we may incur substantial costs and suffer other negative consequences, which may include:

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
•
lost revenues resulting from operational disruption or the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;
•
litigation and legal risks, including regulatory actions by state and federal governmental authorities;
•
increased cybersecurity and other insurance premiums;
•
reputational damage that adversely affects customer or investor confidence; and
•
damage to our competitiveness, stock price, and long-term stockholder value.

We employ various security measures and technologies to actively monitor, prevent, mitigate, and recover from cyber-attacks. Despite advances in security hardware, and software, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect, and there is no guarantee that the proactive measures we put in place will be adequate to safeguard against all data security breaches or misuses of data. As many of our non-store associates continue to work in a hybrid model, we face an increased risk due to the potential interruptions to internal or external information technology infrastructure as well as ongoing threats and attempts to breach our security networks. The Company carries information security risk insurance that is designed to mitigate against certain potential losses arising from a cybersecurity incident. However, there is no guarantee that this insurance coverage will be sufficient to cover all possible claims and we could suffer losses that could have a material adverse effect on our business.

Although we endeavor to maintain reliable operations and protect consumer identity and payment information through the development of security talent and the implementation of technologies, processes and procedures, including training programs for employees to raise awareness about phishing, malware and other cyber risks, we could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. In addition, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.

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

We are subject to federal, state and local laws, rules and regulations in the operation of our business. In addition to complying with current laws, rules and regulations, we must also comply with new and changing laws and regulations, executive orders and other directives, new regulatory initiatives, evolving interpretation of existing laws by judicial and regulatory authorities, and reforms in jurisdictions where we do business. Complying with local zoning codes, real estate land use restrictions, employment-related laws, and other local laws across numerous jurisdictions is particularly challenging as we grow the number of our stores in new municipalities and need to stay abreast of changes in such local laws. The increasing proliferation of local laws, some of which may be conflicting, further complicates our efforts to comply with all of the various laws, rules and regulations that apply to our business. We could also be negatively impacted by changes in government regulations, initiatives or programs in areas including taxes, healthcare, immigration and environmental protection.

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

An unfavorable, uncertain or volatile economic environment, as we have experienced recently as a result of inflation, fluctuating interest rates and supply chain disruptions, among other things, has and may continue to cause an increase in inventory shrinkage. Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business, and we experienced increased shrinkage, as well as increased loss prevention costs, in recent years. Loss or theft may be caused by error or misconduct of associates, customers, vendors, organized retail theft, or other third parties. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance. Additionally, acts of violence at, or threatened against, our stores, including active shooter situations, may, in addition to other operational impact, result in damage and restricted access to our stores and/or store closures for short or extended periods of time, all of which could materially adversely affect our financial performance.

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

As of February 1, 2025, our obligations include (i) $1,238.9 million, inclusive of original issue discount, under our senior secured term loan facility (Term Loan Facility) and (ii) $156.2 million under our 2.25% Convertible Notes due April 15, 2025 (our “2025 Convertible Notes”) and $297.1 million under our 1.25% Convertible Notes due December 15, 2027 (our “2027 Convertible Notes” and, together with our 2025 Convertible Notes, our “Convertible Notes”). We had no outstanding balance on our $900.0 million asset-based lending facility (ABL Line of Credit) as of February 3, 2024. Our debt obligations also include $25.0 million of finance lease obligations as of February 1, 2025. Estimated cash required to make interest payments for these debt obligations, net of the impact of our interest rate swap, amounts to approximately $70.1 million in the aggregate for the fiscal year ending January 31, 2026.

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

The conditional conversion feature of the 2027 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our 2027 Convertible Notes is triggered, holders of our 2027 Convertible Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Convertible Notes, we would be required to settle the principal portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of our 2027 Convertible Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Our 2025 Convertible Notes are now convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of April 15, 2025.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders, as we will deliver shares of our common stock with respect to any excess over principal upon conversion of any of the Convertible Notes. Our Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances and our 2025 Convertible Notes are now convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of April 15, 2025. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2024, our stock price fluctuated from a high of $298.89 to a low of $174.64. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
establish a classified Board of Directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered three-year terms, which will be phased out by the time of the 2027 Annual Meeting of Stockholders, in accordance with an amendment to our Certificate of Incorporation, approved by our stockholders in 2024, to declassify the Board in phases and provide for the annual election of the entire Board for one-year terms;
•
until the 2027 Annual Meeting of Stockholders, limit the ability of stockholders to remove directors only for cause and only upon the affirmative vote of at least 75% of the voting power of all outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class; beginning with the 2027 Annual Meeting of Stockholders, when the Board will no longer be classified, directors may be removed with or without cause as required by Delaware law;
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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Governance and Oversight

Cybersecurity represents an important component of the Company’s overall cross-functional approach to risk management. Our cybersecurity practices are integrated into the Company’s enterprise risk management (ERM) approach, and cybersecurity risks are among the core enterprise risks identified for oversight by the Board through our annual ERM assessment. While the Board is ultimately responsible for risk oversight, the Audit Committee oversees the overall review of our policies and procedures with respect to risk assessment and risk management, and has oversight of information technology and security matters, which includes cybersecurity strategies and risks, as well as data privacy and data protection (Information Security). The Audit Committee oversees the management of risks from cybersecurity threats, including the policies, processes, and practices that the Company’s management implements to address risks from cybersecurity threats.

On a quarterly basis, our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) report to the Audit Committee on our Information Security program, including presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, security initiatives, vulnerability assessments, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and vendors; recent cybersecurity-related developments; strategic activities; and the execution of our cybersecurity awareness training. In turn, the chair of the Audit Committee reports out to the full Board on a quarterly basis regarding these matters, among other matters addressed by the Audit Committee.

Management utilizes a cross-functional approach designed to address the risk from cybersecurity threats, involving senior management personnel from the technology, operations, legal, risk management, internal audit and other key business functions, as well as members of the Company’s Board and the Audit Committee of the Board. The Company’s CIO, with support from our CISO and the other members of the cybersecurity team, is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program.

The CIO, in coordination with the CISO, works to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. To facilitate the success of this program, the cybersecurity team works to address cybersecurity threats and respond to cybersecurity incidents in accordance with the Company’s written incident response plan. The CISO and cybersecurity team regularly meet to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and the CISO consults with the CIO and executive management, including the Chief Executive Officer, to report such incidents to the Audit Committee and the Board and initiate a response to incidents when appropriate.

We believe our cybersecurity team, led by our CISO, has the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Our CISO is a credentialed and industry-recognized security executive with over 20 years' experience in healthcare, government and the private sector implementing enterprise cybersecurity and privacy programs, building high performing teams, creating a risk-aware culture, managing cybersecurity incidents, and communicating cyber risks to boards of directors. He holds a Master degree in Computer Engineering and has obtained certifications, including Certified Information Security Manager and Certified Information Systems Security Professional. Prior to joining Burlington, the CISO served as the CISO at Hospital for Special Surgery for 6 years and as a CISO at NYC Health+Hospitals for 4 years. Our CISO reports to our CIO, who has more than 25 years of information technology leadership experience. Together our CIO and CISO have decades of leadership experience in information technology, cybersecurity and retail.

Risk Management

We have created a cybersecurity program that endeavors to prevent, detect, contain and respond to material risks from cybersecurity threats and incidents and integrate cybersecurity risk into our enterprise risk management framework and activities. Our program consists of policies and procedures for identification, assessment, remediation, response, and reporting of cybersecurity threats and incidents. The cybersecurity program is a part of our company’s ERM framework and activities. The cybersecurity program employs a risk-based approach and draws upon a combination of industry standard frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Payment Card Industry Data Security Standard (PCI DSS).

Our cybersecurity risk management approach and processes are designed to manage risks from cybersecurity threats associated with our use of third-party service providers, ranging from vendor cyber vetting to conducting security assessments and monitoring activities. We also operate an employee awareness and training program to help ensure all relevant associates are equipped to recognize and respond to potential threats. Additionally, we leverage threat intelligence technologies to inform our response posture to potential emerging threats to our digital business infrastructure and systems. Furthermore, we engage with third-party cybersecurity consultants and technology vendors to assess our cybersecurity program and test our technical capabilities. The Company also carries information security risk insurance that is designed to mitigate against certain potential losses arising from a cybersecurity incident.

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. As further discussed in Item 1A, Risk Factors, if we are unable to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

Item 2. Properties

We own the land and/or buildings for 23 of our stores and have leases for 1,085 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In some locations, our store leases contain formulas providing for the payment of additional rent based on sales. Some of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and the Burlington, New Jersey (Route 130 North) warehousing facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey (Route 130 South) distribution center and an office facility. We lease approximately 103,000 square feet of office space in New York City (east coast buying office), and 50,000 square feet of office space in Los Angeles, California (west coast buying office). During Fiscal 2024, we signed a lease for an additional approximately 68,000 square feet of space at the east coast buying office, which we expect to take possession of during Fiscal 2025.

As described in Item 1, Business, we currently operate multiple distribution centers and warehousing facilities.

Item 3. Legal Proceedings

In the course of business, the Company is party to class or collective actions alleging violations of federal and state wage and hour and other labor statutes, representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings from time to time including, among others, commercial, product, employee, customer, intellectual property, privacy and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. Refer to Note 14, "Commitments and Contingencies," to our Consolidated Financial Statements for further detail.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “BURL.”

Holders

As of March 1, 2025, we had one holder of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from February 1, 2020 through February 1, 2025, with the return on the Standard & Poor’s (S&P) 500 Index and the Dow Jones United States Apparel Retailers Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
Burlington Stores Inc.
S&P 500
Dow Jones U.S. Apparel Retailers Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
Burlington Stores, Inc.	$100.00	$114.45	$105.90	$104.10	$90.46	$130.56
S&P 500 Index	$100.00	$115.15	$137.40	$126.20	$153.73	$187.27
Dow Jones U.S. Apparel Retailers Index	$100.00	$106.22	$114.78	$124.59	$141.23	$173.20

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended February 1, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 3, 2024 through November 30, 2024	55,351	257.39	55,351	310,377
December 1, 2024 through January 4, 2024	116,885	289.93	116,885	276,488
January 5, 2024 through February 1, 2025	46,207	288.42	46,207	263,161
Total	218,443		218,443

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

General

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,108 stores as of February 1, 2025 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Store Openings, Closings and Relocations

During the fiscal year ended February 1, 2025 (Fiscal 2024), we opened 147 new stores, inclusive of 31 relocations, and closed 15 stores, exclusive of the aforementioned relocations, bringing our store count as of February 1, 2025 to 1,108 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending January 31, 2026 (Fiscal 2025), we plan to open approximately 100 net new stores.

Fiscal Year Ended

Our fiscal year ends on the Saturday closest to January 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. Fiscal 2024 included 52 weeks, the fiscal year ended February 3, 2024 (Fiscal 2023) included 53 weeks, and the fiscal year ended January 28, 2023 (Fiscal 2022) included 52 weeks. Fiscal 2025 will have 52 weeks.

Ongoing Initiatives for Fiscal 2025

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
•
Enhancing Existing Categories and Introducing New Categories. We have opportunities to expand our offerings in certain existing categories, such as ladies’ and junior apparel, beauty, and home merchandise, and maintain the flexibility to introduce new categories as we expand our merchandising capabilities.
•
Expanding and Enhancing Our Retail Store Base.

We intend to expand and enhance our retail store base through the following initiatives:

•
Adhering to a Market Focused and Financially Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972. We believe there is significant opportunity to expand our retail store base in the United States. As a result of our smaller store prototype, we have identified numerous market opportunities that we believe will allow us to operate 2,000 stores over the long term. We expect to average about 100 net new stores per year, for a total of 500 net new stores over the five-year period from Fiscal 2024 through Fiscal 2028.
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
•
Optimizing the Supply Chain. Our transportation initiatives have led to lower freight costs compared to recent levels, and we believe our efficiency and labor productivity initiatives will continue to result in lower supply chain costs over the next several years. We also believe there are longer-term supply chain opportunities through investments in automation and new purpose built processing buildings, and owning (rather than leasing) a larger portion of our warehouse network going forward.
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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Either of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations, initiatives or programs in areas including, but not limited to, trade and tariffs, taxes, healthcare, and immigration. In addition, trade and tariff regulations could have an indirect impact on consumer prices. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in the Middle East), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Net income. We earned net income of $503.6 million during Fiscal 2024 compared with $339.6 million during Fiscal 2023. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) loss on extinguishment of debt; (iii) costs related to debt amendments; (iv) impairment charges; (v) amounts related to certain litigation matters; and (vi) other unusual, non-recurring expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) depreciation and amortization; (vii) net favorable lease costs; (viii) impairment charges; (ix) amounts related to certain litigation matters; and (x) other unusual, non-recurring expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) impairment charges; (vii) net favorable lease costs; (viii) amounts related to certain litigation matters; and (ix) other unusual, non-recurring expenses, losses, charges or gains.

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
•
amounts charged for certain litigation matters; and
•
other unusual, non-recurring expenses, losses, charges or gains.

During Fiscal 2024, Adjusted Net Income improved $134.6 million to $527.9 million. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	(in thousands)
	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)
Reconciliation of net income to Adjusted Net Income:
Net income	$503,639	$339,649	$230,123
Net favorable lease costs (a)	11,189	15,263	18,591
Loss on extinguishment of debt (b)	1,412	38,274	14,657
Costs related to debt amendments (c)	4,553	97	—
Impairment charges - long-lived assets	12,921	6,367	21,402
Litigation matters (d)	2,525	1,500	10,500
Tax effect (e)	(8,298)	(7,770)	(14,503)
Adjusted Net Income	$527,941	$393,380	$280,770

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
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Prior year amounts relate to the partial repurchases of the 2025 Convertible Notes in Fiscal 2023 and Fiscal 2022, and the exchange of a portion of the 2025 Convertible Notes in Fiscal 2023.
(c)
Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024. Fiscal 2023 amount relates to the Term Loan Facility amendment in the second quarter of Fiscal 2023 changing from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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
•
income tax expense; and
•
other unusual, non-recurring expenses, losses, charges or gains.

Adjusted EBITDA is further adjusted for cash requirements for replacement of assets. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future

During Fiscal 2024, Adjusted EBIT improved $164.4 million to $745.4 million. During Fiscal 2024, Adjusted EBITDA improved $204.9 million to $1,093.0 million. These increases were primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	(unaudited)

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$503,639	$339,649	$230,123
Interest expense	69,522	78,399	66,474
Interest income	(31,519)	(24,633)	(8,799)
Net favorable lease costs (a)	11,189	15,263	18,591
Loss on extinguishment of debt (b)	1,412	38,274	14,657
Costs related to debt amendments (c)	4,553	97	—
Impairment charges - long-lived assets	12,921	6,367	21,402
Litigation matters (d)	2,525	1,500	10,500
Income tax expense	171,175	126,124	77,386
Adjusted EBIT	745,417	581,040	430,334
Depreciation and amortization	347,575	307,064	270,398
Adjusted EBITDA	$1,092,992	$888,104	$700,732

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Prior year amounts relate to the partial repurchases of the 2025 Convertible Notes in Fiscal 2023 and Fiscal 2022, and the exchange of a portion of the 2025 Convertible Notes in Fiscal 2023.
(c)
Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024. Fiscal 2023 amount relates to the Term Loan Facility amendment in the second quarter of Fiscal 2023 changing from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. The table below depicts the change in our comparable store sales during Fiscal 2024, Fiscal 2023 and Fiscal 2022, all of which are calculated on a 52-week basis.

Fiscal Year Ended
February 1, 2025	4%
February 3, 2024	4%
January 28, 2023	-13%

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

Gross margin as a percentage of net sales expanded to 43.2% during Fiscal 2024, compared with 42.5% during Fiscal 2023, driven primarily by higher merchandise margins and improved freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 50 basis points as a percentage of net sales during the fiscal year ended February 3, 2024, compared with the fiscal year ended February 3, 2024, primarily driven by supply chain efficiency initiatives. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

Inventory. Inventory at February 1, 2025 increased to $1,250.8 million from $1,087.8 million at February 3, 2024. This increase primarily relates to 101 net new stores since the end of Fiscal 2023 and an increase in reserve inventory, partially offset by a decrease in comparable store inventory.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 46% of total inventory at the end of Fiscal 2024 compared to 39% at the end Fiscal 2023.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $69.3 million during Fiscal 2024, compared with an increase of $46.2 million during Fiscal 2023. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2
Cost of sales	56.8	57.5	59.6
Selling, general and administrative expenses	33.4	33.9	33.1
Costs related to debt amendments	0.0	0.0	—
Depreciation and amortization	3.3	3.2	3.1
Impairment charges - long-lived assets	0.1	0.1	0.2
Other income - net	(0.5)	(0.4)	(0.3)
Loss on extinguishment of debt	0.0	0.4	0.2
Interest expense	0.7	0.8	0.8
Total costs and expenses	93.8	95.5	96.7
Income before income tax expense	6.4	4.7	3.5
Income tax expense	1.6	1.3	0.9
Net income	4.8%	3.4%	2.6%

Performance for Fiscal Year Ended February 1, 2025 (Fiscal 2024) Compared with Fiscal Year Ended February 3, 2024 (Fiscal 2023)

Net sales

Net sales improved $907.8 million, or 9.3%, to $10,616.7 million, primarily driven by 101 net new stores since the end of Fiscal 2023 and an increase of 4% in comparable store sales during Fiscal 2024.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.8% during Fiscal 2024, compared with 57.5% during Fiscal 2023, primarily driven by higher merchandise margins and improved freight costs. On a dollar basis, cost of sales increased $441.2 million, or 7.9%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 33.4% during the fiscal year ended February 1, 2025, compared to 33.9% during the fiscal year ended February 3, 2024. The decrease was primarily driven by supply chain efficiency initiatives and leverage on fixed expenses, partially offset by investments in store payroll and higher incentive costs. On a dollar basis, selling, general and administrative expenses increased by $258.7 million, or 7.9%, to $3,547.0 million during the fiscal year ended February 1, 2025. The increase was primarily driven by our 101 net new stores opened since the end of Fiscal 2023.

During Fiscal 2024 and Fiscal 2023, the Company acquired leases through bankruptcy proceedings. The acquisition of these leases resulted in $15.7 million and $18.4 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Consolidated Statements of Income during Fiscal 2024 and Fiscal 2023, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $347.6 million during Fiscal 2024, compared with $307.1 million during Fiscal 2023. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to new and non-comparable stores and our supply chain investments.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $12.9 million and $6.4 million during Fiscal 2024 and Fiscal 2023, respectively. Fiscal 2024 relates to two owned stores selling below carrying value, unrecoverable fixed assets at six underperforming stores, and two stores relocated and closed before the end of the respective lease-end dates. Fiscal 2023 relates to unrecoverable fixed assets at eleven underperforming stores and unrecoverable lease assets at three of those stores.

The recoverability assessment related to these store-level assets requires various judgments and estimates, including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store. Refer to Note 4, “Impairment Charges,” for further discussion.

Other income, net

Other income, net improved $7.3 million to $48.2 million during Fiscal 2024. The improvement in other income was primarily driven by increased interest income from higher cash balance and interest rates.

Loss on Extinguishment of Debt

During Fiscal 2024, debt extinguishment charges amounted to $1.4 million related to the partial write-off of the original issue discount and deferred debt costs, as a result of the September 2024 extension and upsize of our Term Loan Facility. During Fiscal 2023 we entered into separate, privately negotiated exchange agreements with certain holders of the 2025 Convertible Notes, whereby the holders exchanged $241.2 million in aggregate principal amount of 2025 Convertible Notes held by them for $255.0 million in aggregate principal amount of 2027 Convertible Notes, as well as $110.3 million in aggregate principal amount of 2025 Convertible Notes held by them for $133.3 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $38.3 million. Refer to Note 5, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest expense

Interest expense decreased $8.9 million to $69.5 million. This decrease was primarily related to accumulated other comprehensive income on our previous interest rate swap, which was fully amortized as of the end of Fiscal 2023. Additionally, we had a lower average balance of 2025 Convertible Notes, and a lower interest rate on the 2027 Convertible Notes compared to the 2025 Convertible Notes that were extinguished, partially offset by a higher average balance due to the September 2024 extension and upsize of the Term Loan Facility during the third quarter of Fiscal 2024.

The average interest rate on the Term Loan Facility was 7.0% and 7.2% for the fiscal year ended February 1, 2025 and the fiscal year ended February 3, 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,047.0 million and $942.5 million for the fiscal year ended February 1, 2025 and the fiscal year ended February 3, 2024, respectively.

Income tax expense

Income tax expense was $171.2 million for Fiscal 2024 compared with $126.1 million for Fiscal 2023. The effective tax rate was 25.4% related to pretax income of $674.8 million for Fiscal 2024, and 27.1% related to pretax income of $465.8 million for Fiscal 2023. The increase in income tax expense is primarily due to higher pre-tax income. The higher tax rate in the prior period is primarily attributable to the disallowance of certain debt extinguishment costs related to the partial repurchase of the 2025 Convertible Notes in Fiscal 2023.

Net income

We earned net income of $503.6 million during Fiscal 2024 compared with net income of $339.6 million for Fiscal 2023. This increase was primarily driven by higher sales and increased gross margin rate. Net income included $11.7 million and $13.8 million of expense, net of income taxes, for Fiscal 2024 and Fiscal 2023, respectively, related to the bankruptcy acquired leases.

Performance for Fiscal Year Ended February 3, 2024 (Fiscal 2023) Compared with Fiscal Year Ended January 28, 2023 (Fiscal 2022)

For a discussion related to Fiscal 2023 performance compared to Fiscal 2022 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Fiscal 2023 10-K).

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

We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements for at least the next twelve months as well as the foreseeable future, including planned capital expenditures and repayment of the 2025 Convertible Notes. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives.

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

From time to time, we evaluate options to opportunistically increase, refinance or extend our debt. Our assessment will be based on our capital needs for, among other things, facility purchases, capital improvements and expenditures. No assurance can be given that we will enter into such agreements.

Cash Flows

Cash Flows for Fiscal 2024 Compared with Fiscal 2023

We generated $69.3 million of cash flows during Fiscal 2024 compared with $46.2 million during Fiscal 2023.

Net cash provided by operating activities amounted to $863.4 million and $868.7 million during Fiscal 2024 and Fiscal 2023, respectively. The decrease in our operating cash flows was primarily driven by changes in working capital, partially offset by improved net income.

Net cash used in investing activities was $882.3 million and $503.7 million during Fiscal 2024 and Fiscal 2023, respectively. This change was primarily the result of an increase in capital expenditures related to supply chain initiatives resulting from the purchase of the distribution center in Ellabell, Georgia, as well as increased store openings.

Net cash provided by financing activities was $88.2 million during Fiscal 2024 compared to a use of $318.8 million during Fiscal 2023. This change was primarily driven by the September 2024 extension and upsizing of the Term Loan Facility during the third quarter of Fiscal 2024 as well as net payment on the Convertible Notes during Fiscal 2023.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at February 1, 2025 of $356.3 million compared with $298.2 million at February 3, 2024. The increase in working capital was primarily driven by increased inventory, increased cash balance, and increased prepaid assets, partially offset by increased current maturities of long term debt related to the 2025 Convertible Notes and increased accounts payable.

Cash Flows for Fiscal 2023 Compared with Fiscal 2022

For a discussion of our cash flows for Fiscal 2023 compared to Fiscal 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2023 10-K.

Capital Expenditures

For Fiscal 2024, capital expenditures, net of $28.9 million of landlord allowances, amounted to $843.9 million (inclusive of accrued capital expenditures). These capital expenditures include approximately $334.9 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we made capital expenditures of $384.8 million to support our supply chain initiatives, largely related to the purchase of the distribution center in Ellabell, Georgia, with the remaining capital to support information technology and other business initiatives. We incurred capital expenditures of $522.5 million (inclusive of accrued capital expenditures), net of approximately $14.6 million of landlord allowances, during Fiscal 2023.

We estimate that we will spend approximately $950 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2025, including approximately $390 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, remodels and other store expenditures). In addition, we estimate that we will spend approximately $460 million to support our supply chain initiatives, largely related to a purchase agreement for the Cactus Ave. distribution center in Riverside, California, which was negotiated during Fiscal 2024. The remaining capital will be used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

During Fiscal 2024, we repurchased 1,013,561 shares of common stock for $241.9 million under our share repurchase program. As of February 1, 2025, we had $263.2 million remaining under our share repurchase authorization.

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

Debt and Hedging

As of February 1, 2025, our obligations, inclusive of original issue discount, include $1,238.9 million under our Term Loan Facility, $453.2 million of Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $25.0 million of finance lease obligations as of February 1, 2025. Refer to Note 5 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of February 1, 2025 of $1,246.9 million maturing on September 24, 2031.

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

At February 1, 2025, our borrowing rate related to the Term Loan Facility was 6.1%.

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

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was subsequently reduced to $200 million.

At February 1, 2025, we had $827.0 million available under the ABL Line of Credit. We did not have any borrowings during Fiscal 2024.

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

The 2025 Convertible Notes are convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of April 15, 2025. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of our common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the 2025 Convertible Notes. Upon conversion, we will pay cash for the principal amount. For any excess above principal, we will deliver shares of its common stock. We are able to redeem for cash all or any portion of the 2025 Convertible Notes, at our option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Prior to the close of business on the business day immediately preceding September 15, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2027 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of December 15, 2027. The 2027 Convertible Notes have an initial conversion rate of 4.8560 shares per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $205.93 per share of our common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $155.42 per share, the last reported sale price of our common stock on September 7, 2023 on The New York Stock Exchange. Upon conversion, we will pay cash for the aggregate principal amount of 2027 Convertible Notes being converted, and pay (and deliver, if applicable) cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder (if any) of our conversion obligation in excess of such aggregate principal amount. We will not be able to redeem the 2027 Convertible Notes prior to December 20, 2025. On or after December 20, 2025 and prior to the 21st scheduled trading day immediately preceding December 15, 2027, we will be able to redeem for cash all or any portion of the 2027 Convertible Notes, at our option, if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Hedging

We have interest rate swaps which hedge $800.0 million of variable rate exposure under our Term Loan Facility. The interest rate swaps are designated as cash flow hedges and expire on September 24, 2031. Refer to Note 6, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Material Cash Requirements

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 1, 2025:

	Payments Due By Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations(1)	$1,700,099	$168,655	$322,069	$25,000	$1,184,375
Interest on debt obligations(2)	434,953	70,130	136,093	127,289	101,441
Finance lease obligations(3)	35,040	3,526	7,280	5,551	18,683
Operating lease obligations(4)	4,715,685	614,333	1,289,378	1,100,382	1,711,592
Purchase obligations(5)	1,594,025	1,594,025	—	—	—
Other(6)	3,969	2,980	989	—	—
Total	$8,483,771	$2,453,649	$1,755,809	$1,258,222	$3,016,091

(1) Represents future principal payments on outstanding borrowings as of February 1, 2025.

(2) Represents interest payments on (i) the outstanding balance of the Term Loan Facility with an interest rate of 6.1%; (ii) $800.0 million interest rate swap; (iii) the outstanding balance of the 2025 Convertible Notes; and (iv) the outstanding balance of the 2027 Convertible Notes.

(3) Finance lease obligations include future interest payments.

(4) Represents minimum rent payments for operating leases under the current terms. The above table excludes approximately $451.4 million for 66 stores that we have committed to open or relocate but have not yet taken possession of the space.

(5) Represents commitments to purchase merchandise that have not been received as of February 1, 2025. The table above excludes estimated commitments for non-merchandise goods of approximately $395 million, which primarily relates to capital expenditures for our stores and supply chain, largely related to a purchase agreement for the Cactus Ave. distribution center in Riverside, California, as well as other miscellaneous operating expenses.

(6) Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $8.1 million, inclusive of $5.8 million of interest and penalties, neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $52.5 million as of February 1, 2025.

As of February 1, 2025, insurance reserves amounted to $102.8 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves, leases, and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the Consolidated Financial Statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $2.5 million for Fiscal 2024.

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

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $102.8 million and $94.8 million at February 1, 2025 and February 3, 2024, respectively.

Recent Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our Consolidated Financial Statements.

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

As more fully described in Note 6 to our Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” we enter into interest rate derivative contracts to manage interest rate risks associated with our long term debt obligations. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in the line item “Accumulated other comprehensive income” on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We continue to have exposure to interest rate risks to the extent they are not hedged.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest based on SOFR, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 5 to our Consolidated Financial Statements, “Long Term Debt.” On September 24, 2024, the Company entered into an amendment to the Credit Agreement dated as of February 24, 2011, which among other things, (i) refinanced the outstanding $933 million principal amount of term B-6 loans with term B-7 loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to the Company’s term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removing the SOFR adjustment.

We manage our interest rate risk through the use of interest rate derivative contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On September 27, 2024, the Company terminated the previous $450 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300 million with an interest rate of 3.37%. Refer to Note 6, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

We have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contract.

At February 1, 2025, we had $1,246.9 million of floating-rate debt, exclusive of original issue discount. Based on this, a one percentage point interest rate increase or decrease as of February 1, 2025 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase or decrease, respectively, to cash interest expense of $4.4 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 17, 2025

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)
REVENUES:
Net sales	$10,616,743	$9,708,973	$8,684,545
Other revenue	18,080	18,494	18,059
Total revenue	10,634,823	9,727,467	8,702,604
COSTS AND EXPENSES:
Cost of sales	6,025,272	5,584,060	5,171,715
Selling, general and administrative expenses	3,546,967	3,288,315	2,877,356
Costs related to debt amendments	4,553	97	—
Depreciation and amortization	347,575	307,064	270,398
Impairment charges - long-lived assets	12,921	6,367	21,402
Other income - net	(48,213)	(40,882)	(26,907)
Loss on extinguishment of debt	1,412	38,274	14,657
Interest expense	69,522	78,399	66,474
Total costs and expenses	9,960,009	9,261,694	8,395,095
Income before income tax expense	674,814	465,773	307,509
Income tax expense	171,175	126,124	77,386
Net income	$503,639	$339,649	$230,123

Net income per common share:
Common stock - basic	$7.91	$5.25	$3.51
Common stock - diluted	$7.80	$5.23	$3.49
Weighted average number of common shares:
Common stock - basic	63,634	64,672	65,637
Common stock - diluted	64,595	64,917	65,901

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)

Net income	$503,639	$339,649	$230,123
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain arising during the period	22,438	10,460	27,726
Net reclassification into earnings during the period	(13,449)	(5,675)	5,463
Other comprehensive income, net of tax	8,989	4,785	33,189
Total comprehensive income	$512,628	$344,434	$263,312

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	February 1,	February 3,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$994,698	$925,359
Accounts receivable—net of allowance for doubtful accounts of $2,959 and $2,313, respectively	88,079	74,361
Merchandise inventories	1,250,775	1,087,841
Assets held for disposal	32,193	23,299
Prepaid and other current assets	263,058	216,164
Total current assets	2,628,803	2,327,024
Property and equipment—net	2,369,720	1,880,325
Operating lease assets	3,386,852	3,132,768
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	2,248	2,436
Other assets	97,726	79,223
Total assets	$8,770,413	$7,706,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,038,148	$956,350
Current operating lease liabilities	406,891	411,395
Other current liabilities	656,581	647,338
Current maturities of long term debt	170,891	13,703
Total current liabilities	2,272,511	2,028,786
Long term debt	1,539,918	1,394,942
Long term operating lease liabilities	3,253,825	2,984,794
Other liabilities	74,402	73,793
Deferred tax liabilities	259,261	227,593
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 82,805,353 shares and 82,399,577 shares, respectively
Outstanding: 63,284,385 shares, 63,964,371 shares, respectively	8	8
Additional paid-in-capital	2,237,579	2,118,356
Accumulated earnings	1,487,703	984,064
Accumulated other comprehensive income	42,522	33,533
Treasury stock, at cost	(2,397,316)	(2,139,029)
Total stockholders' equity	1,370,496	996,932
Total liabilities and stockholders' equity	$8,770,413	$7,706,840

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)
OPERATING ACTIVITIES
Net income	$503,639	$339,649	$230,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	347,575	307,064	270,398
Impairment charges—long-lived assets	12,921	6,367	21,402
Amortization of deferred financing costs	3,079	3,193	3,633
Accretion of long term debt instruments	1,041	958	949
Deferred income taxes	28,637	20,663	(25,431)
Loss on extinguishment of debt	1,412	38,274	14,657
Non-cash stock compensation expense	87,572	83,948	67,480
Non-cash lease expense	(9,856)	(7,724)	(523)
Cash received from landlord allowances	28,872	14,585	23,137
Changes in assets and liabilities:
Accounts receivable	(14,253)	(4,464)	(13,012)
Merchandise inventories	(162,934)	94,141	(160,974)
Prepaid and other current assets	(46,894)	(84,473)	244,852
Accounts payable	86,505	(21,953)	(125,006)
Other current liabilities	10,368	80,774	44,830
Other long term assets and long term liabilities	1,136	3,651	(360)
Other operating activities	(15,444)	(5,918)	230
Net cash provided by operating activities	863,376	868,735	596,385
INVESTING ACTIVITIES
Cash paid for property and equipment	(880,384)	(492,644)	(447,393)
Lease acquisition costs	(11,599)	(24,640)	(3,710)
Net proceeds from sale of property and equipment and assets held for sale	9,729	13,539	27,961
Net cash used in investing activities	(882,254)	(503,745)	(423,142)
FINANCING ACTIVITIES
Proceeds from long term debt—Term Loan Facility	605,843	—	—
Principal payments on long term debt—Term Loan Facility	(302,597)	(9,614)	(9,614)
Proceeds from long term debt— 2027 Convertible Notes	—	297,069	—
Principal payment on long term debt— 2025 Convertible Notes	—	(386,519)	(78,240)
Purchase of treasury shares	(256,293)	(243,188)	(316,896)
Proceeds from stock option exercises	31,651	18,783	20,592
Other financing activities	9,613	4,633	(7,553)
Net cash provided by (used in) financing activities	88,217	(318,836)	(391,711)
Increase (decrease) in cash and cash equivalents	69,339	46,154	(218,468)
Cash and cash equivalents at beginning of period	925,359	879,205	1,097,673
Cash and cash equivalents at end of period	$994,698	$925,359	$879,205
Supplemental disclosure of cash flow information:
Interest paid	$84,614	$88,148	$51,445
Income tax payments (refund) - net	$170,259	$86,237	$(208,333)
Non-cash investing and financing activities:
Finance lease modification	$(1,523)	$—	$(6,042)
Accrued purchases of property and equipment	$102,829	$110,475	$66,007
Exchange of noncash assets	$—	$—	$7,300

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance at January 29, 2022	81,677,315	$7	$1,927,554	$414,292	$(4,441)	(15,185,760)	$(1,576,995)	$760,417
Net income	—	—	—	230,123	—	—	—	230,123
Stock options exercised	168,720	1	20,591	—	—	—	—	20,592
Shares used for tax withholding	—	—	—	—	—	(75,710)	(14,238)	(14,238)
Shares purchased as part of publicly announced programs	—	—	—	—	—	(1,756,811)	(302,658)	(302,658)
Vesting of restricted shares, net of forfeitures of 199 restricted shares	191,959	—	—	—	—	—	—	—
Stock based compensation	—	—	67,480	—	—	—	—	67,480
Unrealized gains on interest rate derivative contracts, net of related taxes of $10.1 million	—	—	—	—	27,726	—	—	27,726
Amount reclassified into earnings, net of related taxes of $2.0 million	—	—	—	—	5,463	—	—	5,463
Balance at January 28, 2023	82,037,994	8	2,015,625	644,415	28,748	(17,018,281)	(1,893,891)	794,905
Net income	—	—	—	339,649	—	—	—	339,649
Stock options exercised	157,003	—	18,783	—	—	—	—	18,783
Shares used for tax withholding	—	—	—	—	—	(62,894)	(11,255)	(11,255)
Shares purchased as part of publicly announced programs, inclusive of $1.9 million related to excise tax	—	—	—	—	—	(1,354,031)	(233,883)	(233,883)
Vesting of restricted shares	204,580	—	—	—	—	—	—	—
Stock based compensation	—	—	83,948	—	—	—	—	83,948
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.8 million	—	—	—	—	10,460	—	—	10,460
Amount reclassified into earnings, net of related taxes of $2.1 million	—	—	—	—	(5,675)	—	—	(5,675)
Balance at February 3, 2024	82,399,577	8	2,118,356	984,064	33,533	(18,435,206)	(2,139,029)	996,932
Net income	—	—	—	503,639	—	—	—	503,639
Stock options exercised	189,919	—	31,651	—	—	—	—	31,651
Shares used for tax withholding	—	—	—	—	—	(72,201)	(14,370)	(14,370)
Shares purchased as part of publicly announced programs, inclusive of $2.0 million related to excise tax	—	—	—	—	—	(1,013,561)	(243,917)	(243,917)
Vesting of restricted shares	215,857	—	—	—	—	—	—	—
Stock based compensation	—	—	87,572	—	—	—	—	87,572
Unrealized gains on interest rate derivative contracts, net of related taxes of $8.1 million	—	—	—	—	22,438	—	—	22,438
Amount reclassified into earnings, net of related taxes of $4.9 million	—	—	—	—	(13,449)	—	—	(13,449)
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of February 1, 2025, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 1,108 retail stores in 46 states, Washington D.C. and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of February 1, 2025, the Company operated stores under the names “Burlington Stores” (1,107 stores), and “Cohoes Fashions” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 1, 2025 (Fiscal 2024) consisted of 52 weeks, the fiscal year ended February 3, 2024 (Fiscal 2023) consisted of 53 weeks, and the fiscal year ended and January 28, 2023 (Fiscal 2022) consisted of 52 weeks.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $800.3 million, $780.3 million and $677.8 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $85.3 million, $68.8 million and $56.3 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, depending upon the expected useful life of the facility, and 3 to 15 years for store fixtures and equipment. Leasehold improvements are amortized over the lease term, including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under finance leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The carrying value of all long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). Refer to Note 4, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of such assets. Refer to Note 4, “Impairment Charges,” for further discussion of the Company’s measurement of impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $33.3 million, $33.9 million, and $26.1 million relating to these costs during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.

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

The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2024, Fiscal 2023 or Fiscal 2022 related to indefinite-lived intangible assets.

Intangible assets at February 1, 2025 and February 3, 2024 consist primarily of tradenames.

	(in thousands)
	February 1, 2025			February 3, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2024, Fiscal 2023 or Fiscal 2022.

Other Assets

Other assets consist primarily of the fair value of derivative contracts, landlord-owned store assets that the Company has paid for as part of its lease, and deferred financing costs associated with the Company’s senior secured asset-based revolving credit facility (the ABL Line of Credit). Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options, and are included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Deferred financing costs are amortized over the life of the ABL Line of Credit using the interest method of amortization. Amortization of deferred financing costs is recorded in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

Other Current Liabilities

Other current liabilities primarily consist of accrued payroll costs, self-insurance reserves, customer liabilities, accrued operating expenses, sales tax payable, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $36.8 million and $37.0 million as of February 1, 2025 and February 3, 2024, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of February 1, 2025 and February 3, 2024 were:

	(in thousands)
	February 1, 2025	February 3, 2024
Short-term self-insurance reserve	$41,309	$38,295
Long-term self-insurance reserve	61,475	56,530
Total	$102,784	$94,825

Other Liabilities

Other liabilities primarily consist of the long term portion of self-insurance reserves and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Revenue Recognition

The Company records revenue at the time control of the goods are transferred to the customer, which the Company determines to be at point of sale and delivery of merchandise, net of allowances for estimated future returns, which is estimated based on historical return rates. The Company presents sales, net of sales taxes, in its Consolidated Statements of Income. Sales percentage by major product category is as follows:

Category	Fiscal 2024	Fiscal 2023	Fiscal 2022
Ladies apparel	21%	21%	22%
Accessories and shoes	27%	27%	24%
Home	20%	20%	21%
Mens apparel	17%	17%	17%
Kids apparel and baby	12%	12%	12%
Outerwear	3%	3%	4%

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

Other Revenue

Other revenue consists of service fees (layaway and other miscellaneous service charges), subleased rental income and certain revenue received from the bank related to the Company's private label credit card (PLCC) as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Service fees	$3,928	$4,165	$4,131
Subleased rental income and other	9,041	9,317	9,444
PLCC	5,111	5,012	4,484
Total	$18,080	$18,494	$18,059

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, advertising costs were $35.3 million, $36.5 million and $33.8 million, respectively.

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

Other Income, Net

Other income, net, consists of interest income, gains and losses on insurance proceeds, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items. The Company recognized $3.0 million of gain on insurance recoveries during Fiscal 2022, and none during Fiscal 2023 and Fiscal 2024. The Company also recognized $5.0 million during Fiscal 2023 related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2024 and Fiscal 2022.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date and through the end of the vesting period. Refer to Note 9, “Stock-Based Compensation,” for further details.

Net Income Per Share

Net income per share is calculated using the treasury stock method. Refer to Note 8, “Net Income Per Share,” for further details.

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

Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting,” and has one reportable segment. The Company derives all revenue in the United States and manages its business activities on a consolidated basis.

The Company is an off-price retailer that derives revenues from customers by providing a complete line of value-priced apparel, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer of the Company.

The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Net income is used to monitor budget versus actual results, as well as actual results compared to the prior period. These comparisons are used in assessing performance of the segment and in establishing management’s allocation of resources. Below is an extract of certain disaggregated expense information that is regularly provided to the CODM.

	(in thousands)
	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(53 Weeks)
Total revenue	$10,634,823	$9,727,467	$8,702,604

Cost of sales	6,025,272	5,584,060	5,171,715
Product sourcing costs	800,324	780,286	677,817
Other segment expenses (a)	2,746,643	2,508,029	2,199,539
Costs related to debt amendments	4,553	97	-
Depreciation and amortization	347,575	307,064	270,398
Impairment charges - long-lived assets	12,921	6,367	21,402
Other income - net	(48,213)	(40,882)	(26,907)
Loss on extinguishment of debt	1,412	38,274	14,657
Interest expense	69,522	78,399	66,474
Income tax expense	171,175	126,124	77,386
Net income	$503,639	$339,649	$230,123
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

2. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Refer to Note 1, “Summary of Significant Accounting Policies,” for the Company's disclosure in accordance with ASU 2023-07.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements and notes thereto during Fiscal 2024.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses" (ASU 2024-03), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures in the consolidated financial statements.

3. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 1, 2025	February 3, 2024
Land	N/A	$82,692	$105,645
Buildings	10 to 40 Years	363,658	413,634
Store fixtures and equipment	3 to 15 Years	1,828,472	1,575,798
Software	3 to 10 Years	387,200	365,899
Leasehold improvements	Shorter of lease term or useful life	1,180,491	996,994
Construction in progress	N/A	584,124	375,305
Total property and equipment at cost		4,426,637	3,833,275
Less: accumulated depreciation and amortization		(2,056,917)	(1,952,950)
Total property and equipment, net of accumulated depreciation and amortization		$2,369,720	$1,880,325

As of February 1, 2025 and February 3, 2024, assets, net of accumulated amortization of $13.2 million and $17.1 million, respectively, held under finance leases amounted to approximately $18.4 million and $21.8 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $311.4 million, $273.5 million and $237.8 million, respectively.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Amortization of internally developed software amounted to $25.7 million, $23.0 million and $21.2 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $10.4 million, $10.6 million and $11.4 million, during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income.

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company recorded impairment charges related to property and equipment of $11.2 million, $3.7 million and $20.1 million, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 4, “Impairment Charges,” for further discussion.

4. Impairment Charges

Impairment charges recorded during Fiscal 2024, Fiscal 2023 and Fiscal 2022 amounted to $12.9 million, $6.4 million and $21.4 million, respectively. Impairment charges are primarily related to declines in revenues and operating results of certain stores in Fiscal 2024, Fiscal 2023, and Fiscal 2022, as well as sales of owned properties in Fiscal 2024 and Fiscal 2022. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 1, 2025	February 3, 2024	January 28, 2023
Store fixtures and equipment	$1,402	$2,471	$2,981
Leasehold improvements	422	1,272	2,097
Operating lease assets	1,763	2,623	1,286
Buildings	1,437	—	8,687
Land	7,882	—	4,968
Other assets	15	1	1,383
Total	$12,921	$6,367	$21,402

The Company recorded impairment charges related to store-level assets for 10 stores during Fiscal 2024, 11 stores during Fiscal 2023, and 16 stores during Fiscal 2022.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 13, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. The assets impaired had a remaining carrying value after impairments of $56.8 million, $73.0 million, and $99.0 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, primarily related to the right-of-use assets.

5. Long Term Debt

Long term debt consists of:

	(in thousands)
	February 1,	February 3,
	2025	2024
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,238,921	$933,355
Convertible senior notes, 2.25%, mature on April 15, 2025	156,155	156,155
Convertible senior notes, 1.25%, mature on December 15, 2027	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	—	—
Finance lease obligations	24,980	29,069
Unamortized deferred financing costs	(6,316)	(7,003)
Total debt	1,710,809	1,408,645
Less: current maturities	(170,891)	(13,703)
Long term debt, net of current maturities	$1,539,918	$1,394,942

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of February 1, 2025 of $1,246.9 million maturing on September 24, 2031.

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

As of February 1, 2025 and February 3, 2024, the Company’s borrowing rate related to the Term Loan Facility, exclusive of the impact of interest rate swaps, was 6.1% and 7.4%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued its 2025 Convertible Notes. The 2025 Convertible Notes are general unsecured obligations of the Company. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year. The 2025 Convertible Notes will mature on April 15, 2025, unless earlier converted, redeemed or repurchased.

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

The 2025 Convertible Notes are convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of April 15, 2025. The 2025 Convertible Notes have an initial conversion rate of 4.5418 shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $220.18 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $166.17 per share, the last reported sale price of the Company’s common stock on April 13, 2020 (the pricing date of the offering) on the New York Stock Exchange. During the first quarter of Fiscal 2021, the Company made an irrevocable settlement election for any conversions of the 2025 Convertible Notes. Upon conversion, the Company will pay cash for the principal amount. For any excess above principal, the Company will deliver shares of its common stock. The Company may redeem for cash all or any portion of the 2025 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the principal aggregate amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

2027 Convertible Notes

On September 12, 2023, the Company closed the issuance of approximately $297.1 million aggregate principal amount of its 2027 Convertible Notes pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. The Company exchanged approximately $241.2 million in aggregate principal amount of the 2025 Convertible Notes for approximately $255.0 million in aggregate principal amount of the 2027 Convertible Notes. This exchange resulted in aggregate pre-tax debt extinguishment charges of $13.6 million. The Company also issued approximately $42.1 million in aggregate principal amount of 2027 Convertible Notes in a private placement to certain investors. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, and which is also subject to certain anti-dilution adjustments.

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 15, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the 2027 Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of December 15, 2027. The 2027 Convertible Notes have an initial conversion rate of 4.8560 shares per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $205.93 per share of the Company’s common stock), subject to adjustment if certain events occur. The initial conversion price represents a conversion premium of approximately 32.50% over $155.42 per share, the last reported sale price of the Company’s common stock on September 7, 2023 on The New York Stock Exchange. Upon conversion, the Company will pay cash for the aggregate principal amount of 2027 Convertible Notes being converted, and pay (and deliver, if applicable) cash, shares of the Company’s common stock or a combination thereof, at its election, in respect of the remainder (if any) of the Company’s conversion obligation in excess of such aggregate principal amount. The Company will not be able to redeem the 2027 Convertible Notes prior to December 20, 2025. On or after December 20, 2025 and prior to the 21st scheduled trading day immediately preceding December 15, 2027, the Company will be able to redeem for cash all or any portion of the 2027 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock is equal to or greater than 130% of the conversion price for a specified period of time, at a redemption price equal to 100% of the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

On June 26, 2023, BCFWC entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for letters of credit thereunder from $150 million to $250 million. The letter of credit sublimit was subsequently reduced to $200 million.

At February 3, 2024, the Company had $708.8 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2023.

At February 1, 2025, the Company had $827.0 million available under the ABL Line of Credit. The Company did not have any borrowings during Fiscal 2024.

Deferred Financing Costs

The Company had $1.4 million and $2.1 million in deferred financing costs associated with its ABL Line of Credit as of February 1, 2025 and February 3, 2024, respectively, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets. In addition, the Company had $6.3 million and $7.0 million of deferred financing costs associated with its Term Loan Facility and Convertible Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024, respectively.

Amortization of deferred financing costs amounted to $3.1 million, $3.2 million and $3.6 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

Amortization expense related to deferred financing costs as of February 1, 2025 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2025	$2,511
2026	2,283
2027	1,505
2028	387
2029	375
Thereafter	609
Total	$7,670

Deferred financing costs have a weighted average amortization period of approximately 3.9 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of February 1, 2025, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Total Debt
Fiscal Years:
2025	$168,655
2026	12,500
2027	309,569
2028	12,500
2029	12,500
Thereafter	1,184,375
Total	1,700,099
Less: unamortized discount	(7,954)
Less: unamortized deferred financing costs	(6,316)
Finance lease liabilities	24,980
Total debt	$1,710,809

6. Derivative Instruments and Hedging Activities

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

In accordance with Topic No. 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. There is no impact of netting because the Company’s only derivatives are interest rate swap contracts that are with separate counterparties and are under separate master netting agreements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of February 1, 2025 and February 3, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolio. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

On September 27, 2024, the Company terminated its previous $450 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300 million with an interest rate of 3.37%. These interest rate swap agreements are designated as cash flow hedges.

During Fiscal 2024, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of February 1, 2025, the Company estimates that $14.2 million will be reclassified as a reduction to interest expense during the next twelve months.

As of February 1, 2025, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

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

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	February 1, 2025		February 3, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$45,699	Other assets	$29,075

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	February 1, 2025	February 3, 2024	January 28, 2023
Unrealized gains, before taxes	$30,563	$14,243	$37,864
Income tax benefit	(8,125)	(3,783)	(10,138)
Unrealized gains, net of taxes	$22,438	$10,460	$27,726

The following table presents information about the reclassification of losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	February 1, 2025	February 3, 2024	January 28, 2023
Interest (benefit) expense	$(18,355)	$(7,749)	$7,479
Income tax expense (benefit)	4,906	2,074	(2,016)
Net reclassification into earnings	$(13,449)	$(5,675)	$5,463

7. Capital Stock

Common Stock

As of February 1, 2025, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2024, the Company acquired 72,201 shares of common stock from employees for approximately $14.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

These repurchase programs are funded using the Company’s available cash and borrowings under the ABL Line of Credit.

During Fiscal 2024, the Company repurchased 1,013,561 shares of common stock for $241.9 million under its share repurchase program. As of the end of Fiscal 2024, the Company had $263.2 million remaining under this share repurchase authorization.

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

	(in thousands, except per share data)
	Fiscal Year Ended

	February 1,	February 3,	January 28,
	2025	2024	2023
Basic net income per share
Net income	$503,639	$339,649	$230,123
Weighted average number of common shares – basic	63,634	64,672	65,637
Net income per common share – basic	$7.91	$5.25	$3.51
Diluted net income per share
Net income	$503,639	$339,649	$230,123
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,634	64,672	65,637
Assumed exercise of stock options and vesting of restricted stock	673	245	264
Assumed conversion of convertible debt	288	—	—
Weighted average number of common shares – diluted	64,595	64,917	65,901
Net income per common share – diluted	$7.80	$5.23	$3.49

Approximately 405,000 shares, 1,524,000 shares and 1,068,000 shares were excluded from diluted net income per share for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

On May 18, 2022, the Company's stockholders approved the Company's 2022 Omnibus Incentive Plan (the 2022 Plan). The 2022 Plan provides for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of February 1, 2025, there were 4,017,058 shares of common stock available for issuance under the Company's 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	February 1,	February 3,	January 28,
Type of Non-Cash Stock Compensation	2025	2024	2023
Restricted stock unit grants (a)	$43,005	$43,037	$37,749
Stock option grants (a)	19,543	19,502	19,274
Performance stock unit grants (a)	25,024	21,409	10,457
Total (b)	$87,572	$83,948	$67,480

(a) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

(b) The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $15.6 million, $15.5 million and $12.5 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Stock Options

Options granted during Fiscal 2024, Fiscal 2023 and Fiscal 2022, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2024	$178.02	$290.34
Fiscal 2023	$118.58	$234.15
Fiscal 2022	$115.65	$236.93

All awards granted during Fiscal 2024, Fiscal 2023 and Fiscal 2022 generally vest in either one-fourth annual increments or one-third annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2024, Fiscal 2023 and Fiscal 2022 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

As of February 1, 2025, the Company had 1,456,342 options outstanding to purchase shares of common stock, and there was $39.6 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 2.6 years. The awards are expensed on a straight-line basis over the requisite service period.

Stock option transactions during Fiscal 2024 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 3, 2024	1,356,258	$197.90
Options granted	379,413	181.30
Options exercised (a)	(189,919)	166.64
Options forfeited	(89,410)	212.25
Options outstanding, February 1, 2025	1,456,342	196.77

(a) Options exercised during Fiscal 2024 had a total intrinsic value of $14.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,456,342	7.0	$196.77	$131.8
Options exercisable	711,819	5.4	$202.32	$61.7

During Fiscal 2024, the fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model. The fair value of each stock option granted during Fiscal 2024 was estimated using the following assumptions on a weighted average basis:

Fiscal Year Ended
February 1,
2025
Risk-free interest rate	4.7%
Expected volatility	42.1%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0%
Grant date fair value of options issued	$69.60

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

Restricted Stock Awards

Restricted stock awards granted during Fiscal 2024 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2024 was based upon the closing price of the Company’s common stock on the grant date. Most of the awards outstanding as of February 1, 2025 have graded vesting provisions that generally vest in one-fourth annual increments (subject to continued employment through the applicable vesting date). Certain awards outstanding as of February 1, 2025 cliff vest at the end of a designated service period, ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. Following a change of control, all unvested restricted stock awards shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of February 1, 2025, there was approximately $77.8 million of unearned non-cash stock-based compensation related to restricted stock awards that the Company expects to recognize as expense over a weighted average period of 2.3 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	570,952	$204.97
Awards granted	316,511	184.66
Awards vested (a)	(171,322)	223.86
Awards forfeited	(62,735)	198.25
Non-vested awards outstanding, February 1, 2025	653,406	190.83

(a)
Restricted stock awards vested during Fiscal 2024 had a total intrinsic value of $33.1 million.

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

As of February 1, 2025, there was approximately $34.0 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as expense over a weighted average period of 1.7 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2024 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 3, 2024	226,917	$217.29
Awards granted	124,821	185.19
Awards vested (a)	(44,535)	319.32
Awards forfeited	(14,333)	211.76
Non-vested awards outstanding, February 1, 2025	292,870	188.37

(a)
Performance-based stock awards vested during Fiscal 2024 had a total intrinsic value of $10.1 million.

10. Lease Commitments

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2025	$614,333	$3,526
2026	660,917	3,640
2027	628,461	3,640
2028	584,041	3,447
2029	516,341	2,104
Thereafter	1,711,592	18,683
Total future minimum lease payments	4,715,685	35,040
Amount representing interest	(1,054,969)	(10,060)
Total lease liabilities	3,660,716	24,980
Less: current portion of lease liabilities	(406,891)	(2,236)
Total long term lease liabilities	$3,253,825	$22,744

Weighted average discount rate	6.0%	5.5%
Weighted average remaining lease term (years)	7.9	12.1

The above schedule excludes approximately $451.4 million for 66 stores that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The table above includes a lease liability for the Company’s Cactus Ave. distribution center in Riverside, CA. The Company signed an agreement to purchase this facility during Fiscal 2024.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Finance lease cost:
Amortization of finance lease asset (a)	$2,573	$3,506	$4,210
Interest on lease liabilities (b)	1,439	1,858	2,561
Operating lease cost (c)	628,433	587,214	523,980
Variable lease cost (c)	254,586	235,223	205,876
Total lease cost	887,031	827,801	736,627
Impairment (gain) on sale and leaseback transaction (d)	8,959	(1,958)	—
Less all rental income (e)	(5,377)	(5,733)	(5,650)
Total net rent expense (f)	$890,613	$820,110	$730,977

(a) Included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income.

(b) Included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

(c) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Variable lease cost is primarily comprised of real estate taxes, common area maintenance, insurance and percentage rent.

(d) Impairment included in the line item "Impairment charges - long-lived assets" and gain included in line item “Other income - net” in the Company’s Consolidated Statements of Income.

(e) Included in the line item “Other revenue” in the Company’s Consolidated Statements of Income.

(f) Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$638,361	$595,028	$525,098
Cash payments for the principal portion of finance lease liabilities (b)	$2,566	$4,378	$4,455
Cash payments for the interest portion of finance lease liabilities (a)	$1,439	$1,858	$2,561
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$737,222	$611,569	$712,688

(a) Included within operating activities in the Company’s Consolidated Statements of Cash Flows.

(b) Included within financing activities in the Company’s Consolidated Statements of Cash Flows.

11. Employee Retirement Plans

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

The Company recorded $16.5 million, $15.6 million and $15.6 million of 401(k) Plan match expense during Fiscal 2024, Fiscal 2023 and Fiscal 2022 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

12. Income Taxes

Income before income taxes was as follows for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	(in thousands)
	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Domestic	$659,414	$454,491	$297,440
Foreign	15,400	11,282	10,069
Total income before income taxes	$674,814	$465,773	$307,509

Income tax expense (benefit) was as follows for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	(in thousands)
	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current:
Federal	$105,828	$85,834	$86,299
State	31,116	16,150	13,494
Foreign	5,594	3,477	3,024
Subtotal	142,538	105,461	102,817
Deferred:
Federal	25,560	12,583	(28,980)
State	2,889	7,311	2,796
Foreign	188	769	753
Subtotal	28,637	20,663	(25,431)
Total income tax expense	$171,175	$126,124	$77,386

The tax rate reconciliations were as follows for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5	4.5	5.3
Tax credits	(0.9)	(1.2)	(2.2)
Non-deductible expenses	1.4	1.7	2.1
Loss from extinguishment of convertible debt	-	1.8	0.9
Other	(0.6)	(0.7)	(1.9)
Effective tax rate	25.4%	27.1%	25.2%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 1, 2025		February 3, 2024
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$264,774	$—	$236,711
Operating lease liability	950,808	—	872,903	—
Operating lease asset	—	879,433	—	805,610
Intangibles—indefinite-lived	—	63,791	—	63,892
Employee benefit compensation	31,917	—	27,194	—
State net operating losses (net of federal benefit)	4,513	—	5,726	—
Tax credits	8,342	—	10,774	—
Other	—	35,653	—	24,116
Valuation allowance	(8,942)	—	(11,425)	—
Total non-current deferred tax assets and liabilities	$986,638	$1,243,651	$905,172	$1,130,329
Net deferred tax liability		$257,013		$225,157

As of February 1, 2025, the Company has a deferred tax asset related to net operating losses of $4.5 million, inclusive of $4.1 million of state net operating losses which will expire at various dates between 2025 and 2040 and $0.4 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards that will expire in 2025. As of February 1, 2025, the Company had tax credit carry-forwards totaling $8.3 million, inclusive of $4.9 million in foreign tax credits, which will begin to expire in Fiscal 2033 and $3.4 million in state tax credit carry-forwards, which will begin to expire in Fiscal 2025.

As of February 3, 2024, the Company had a deferred tax asset related to net operating losses of $5.7 million, inclusive of $5.4 million of state net operating losses, and $0.3 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of February 3, 2024, the Company had tax credit carry-forwards of $10.8 million, inclusive of state tax credit carry-forwards of $10.4 million, and $0.4 million of Puerto Rico AMT credits.

The Company believes it is more likely than not that certain state net operating loss carry-forwards and credits will not be realized. To account for this risk, the Company has established a valuation allowance totaling $8.9 million, inclusive of $4.9 million for foreign tax credit carry-forwards, $0.6 million for state net operating losses, $3.0 million for state tax credit carry-forwards, and $0.4 million for Puerto Rico net operating loss carry-forwards. If the Company’s assumptions change and it determines that these net operating losses or credits can be realized, the resulting tax benefits from reversing the valuation allowance on deferred tax assets as of February 1, 2025 will be recorded to the Company’s Consolidated Statement of Income. As of February 3, 2024, the Company provided a total valuation allowance of $11.4 million, inclusive of $1.3 million of valuation allowance related to state net operating losses, $9.8 million related to tax credit carry-forwards and $0.3 million related to Puerto Rico’s net operating loss.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 29, 2022	$4,787
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(782)
Settlements	—
Lapse of statute of limitations	(72)
Balance at January 28, 2023	3,933
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(18)
Balance at February 3, 2024	3,132
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	—
Balance at February 1, 2025	$2,349

As of February 1, 2025, the Company reported total unrecognized benefits of $2.3 million, of which $1.9 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $1.0 million of interest and penalties during Fiscal 2024 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $5.8 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of February 1, 2025. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of February 3, 2024, the Company reported total unrecognized benefits of $3.1 million, of which $2.5 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $0.8 million of interest and penalties during Fiscal 2023 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $7.0 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 3, 2024.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2021 through 2024. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2020 through 2024 with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

13. Fair Value of Financial Instruments

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

Refer to Note 6, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate swap contract.

Refer to Note 4, “Impairment Charges,” for further discussion regarding the fair value of the Company's long-lived assets after impairment.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of February 1, 2025 and February 3, 2024 are summarized below:

	(in thousands)
	Fair Value Measurements at
	February 1,	February 3,
	2025	2024
Level 1
Cash equivalents (including restricted cash equivalents)	$728,443	$657,292

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 1, 2025		February 3, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,246,875	$1,250,965	$937,379	$934,450
2025 Convertible Notes	156,155	202,852	156,155	169,384
2027 Convertible Notes	297,069	444,674	297,069	342,384
ABL Line of Credit (a)	—	—	—	—
Total debt (b)	$1,700,099	$1,898,491	$1,390,603	$1,446,218

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

14. Commitments and Contingencies

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $52.5 million and $75.8 million as of February 1, 2025 and February 3, 2024, respectively.

Letters of credit outstanding as of February 1, 2025 and February 3, 2024 amounted to $51.9 million and $75.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $0.6 million at February 1, 2025, related to certain merchandising agreements, and none at February 3, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $147.5 million and $174.2 million as of February 1, 2025 and February 3, 2024, respectively.

Inventory Purchase Commitments

The Company had $1,594.0 million of purchase commitments related to goods that were not received as of February 1, 2025.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Income and Comprehensive Income

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Interest expense, net	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	$503,639	$339,649	$230,123
Net income	$503,639	$339,649	$230,123
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gains arising during the period	22,438	10,460	27,726
Net reclassification into earnings during the period	(13,449)	(5,675)	5,463
Total comprehensive income	$512,628	$344,434	$263,312

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	As of
	February 1, 2025	February 3, 2024
	(in thousands)
ASSETS:
Cash and cash equivalents	$572	$50
Total current assets	572	50
Investment in subsidiaries	1,819,365	1,444,273
Total assets	$1,819,937	$1,444,323
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current maturities of long term debt	$156,155	$—
Current liabilities	156,155	—
Long term debt	293,286	447,391
Commitments and contingencies
Total stockholders’ equity	1,370,496	996,932
Total liabilities and stockholders’ equity	$1,819,937	$1,444,323

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$—	$—
INVESTING ACTIVITIES:
Net contribution from subsidiaries	225,164	313,713	374,233
Net cash provided by investing activities	225,164	313,713	374,233
FINANCING ACTIVITIES:
Proceeds from long term debt - 2027 Convertible Notes	—	297,069	—
Principal payment on long term debt - 2025 Convertible Notes	—	(386,519)	(78,240)
Purchase of treasury shares	(256,293)	(243,188)	(316,896)
Proceeds from stock option exercises	31,651	18,783	20,592
Net cash used in financing activities	(224,642)	(313,855)	(374,544)
Increase (decrease) in cash and cash equivalents	522	(142)	(311)
Cash and cash equivalents at beginning of period	50	192	503
Cash and cash equivalents at end of period	$572	$50	$192

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

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $87.6 million, $83.9 million and $67.5 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

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

BCFWC and Burlington Merchandising Corporation, a Delaware corporation, wholly owned subsidiaries of the Company, have entered into a promissory note, in which they jointly and severally have promised to pay to the Parent an amount equal to the principal of the 2025 Convertible Notes and 2027 Convertible Notes. In connection with the promissory note, there was a $453.2 million intercompany note receivable as of both February 1, 2025 and February 3, 2024 related to the cash transferred to Parent subsidiaries for the Convertible Notes, which is included in the line item "Investment in subsidiaries" in the Condensed Balance Sheets. The interest rate and repayment terms of the intercompany note receivable are consistent with that of the 2025 Convertible Notes and 2027 Convertible Notes.

Included in the Condensed Statements of Income and Comprehensive Income is the following for each of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	February 3, 2024	February 3, 2024	January 28, 2023
Convertible notes interest expense	$9,294	$(10,875)	$(14,281)
Intercompany note receivable interest expense	(9,294)	10,875	14,281
Loss on extinguishment of convertible notes	—	(38,274)	(14,657)
Gain on extinguishment of intercompany note receivable	—	38,274	14,657
Interest expense, net	$—	$—	$—

Refer also to Note 5 to the Consolidated financial statements.

Note 5. Capital Stock

Treasury Stock

The Parent Company accounts for treasury stock under the cost method.

During Fiscal 2024, the Parent Company acquired 72,201 shares of common stock from employees for approximately $14.4 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock awards, which was recorded in the line item “Purchase of treasury shares” on the Parent Company’s Condensed Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Parent Company's Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

During Fiscal 2024, the Parent Company repurchased 1,013,561 shares of common stock for $241.9 million under its share repurchase program. As of the end of Fiscal 2024, the Parent Company had $263.2 million remaining under this share repurchase authorization.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Accounts Written Off or Deductions(2)	Balance at End of Period
Year ended February 1, 2025
Allowance for doubtful accounts	$2,313	$1,769	$—	$1,123	$2,959
Valuation allowances on deferred tax assets	$11,425	$—	$(2,483)	$—	$8,942
Year ended February 3, 2024
Allowance for doubtful accounts	$1,252	$1,209	$—	$148	$2,313
Valuation allowances on deferred tax assets	$13,060	$—	$(1,635)	$—	$11,425
Year ended January 28, 2023
Allowance for doubtful accounts	$3,305	$291	$—	$2,344	$1,252
Valuation allowances on deferred tax assets	$12,864	$—	$196	$—	$13,060

Notes:

(1) Amounts related to valuation allowances on deferred taxes are charged to income tax expense.

(2) Actual allowances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, February 1, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2025.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 1, 2025, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 1, 2025, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 17, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 17, 2025

Item 9B. Other Information.

Amendment to Amended and Restated Bylaws

On March 12, 2025, the Board of Directors of Burlington Stores, Inc. approved and adopted an amendment to and restatement of the Company’s Amended and Restated Bylaws (Restated Bylaws), which became effective immediately. The Restated Bylaws were amended and restated as follows:

•
Modifications to the provisions relating to advance notice of director nominations and other business at annual stockholder meetings, including to update, enhance, clarify or limit the scope of information and disclosures required regarding noticing stockholders, proposed nominees and other related persons, and to define and modify the definition of certain terms.
•
Certain other ministerial changes, clarifications, technical edits and updates.

The foregoing summary of the Restated Bylaws does not purport to be a complete description of the amendments made to the Company’s Amended and Restated Bylaws. It is qualified in its entirety by reference to the complete text of the Restated Bylaws which is attached as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference herein.

Adoption, Modification or Termination of Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended February 1, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” “Board Committees” and “Insider Trading Policy” in the Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2024 fiscal year.

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

(2) Financial Statement Schedules. Schedule I—Condensed Financial Information of Registrant filed as part of this Annual Report is starting on page 70. Schedule II—Valuation and Qualifying Accounts filed as part of this Annual Report is set forth on page 76 of this Annual Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or notes thereto.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Quarterly Report on Form 10-Q	May 30, 2024
3.2†	Amended and Restated Bylaws of Burlington Stores, Inc.
4.1†	Description of the Registrant’s Securities.
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
4.3	Indenture, dated as of September 12, 2023, between the Company and Wilmington Trust, National Association, as trustee (including form of 1.25% Convertible Senior Notes due 2027)	Current Report on Form 8-K	September 18, 2023
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

		Current Report on Form 8-K	February 21, 2013
10.1.3	Amendment No. 3, dated May 17, 2013, to the Credit Agreement, dated February 24, 2011, by and among Burlington Coat Factory Warehouse Corporation, the	Current Report on Form 8-K	May 22, 2013

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
10.1.11

Amendment No. 11, dated as of September 24, 2021, to the Credit Agreement dated as of February 24, 2011 (as amended), by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		Current Report on Form 8-K	September 26, 2024
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

		Current Report on Form 8-K	September 9, 2011

Incorporated and Wells Fargo Capital Finance, LLC, as joint bookrunners.
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

		Registration Statement on Form S-4	October 10, 2006
10.6	Pledge Agreement, dated April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat	Registration Statement on Form S-4	October 10, 2006

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

		Quarterly Report on Form 10-Q	June 3, 2019
10.17+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and Kristin	Current Report on Form 8-K	May 26, 2022

Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole RSU Award).
10.18+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and Kristin Wolfe pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for Make-Whole Option Award).	Current Report on Form 8-K	May 26, 2022
10.19+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.20+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.21+	Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.22+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.23+	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q	August 25, 2022
10.24+

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan (for grants made to certain merchandising and planning associates).

		Quarterly Report on Form 10-Q	August 25, 2022
10.25+

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
10.28+

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

10.30

Security Agreement, dated as of April 16, 2020, among Burlington Coat Factory Warehouse Corporation, the Grantors party thereto and Wilmington Trust, National Association, in its capacity as collateral agent under the Indenture

		Current Report on Form 8-K	April 16, 2020
10.31

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
10.34+

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
10.36+

Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made to certain merchandising and planning associates from and after May 3, 2021).

		Quarterly Report on Form 10-Q	May 27, 2021
10.37+	Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning) (Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.38+	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.39+	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021
10.40+

Form of Restricted Stock Unit Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for special grants made to certain merchandising and planning associates).

		Annual Report on Form 10-K	March 16, 2022
19.1†	Statement of Policy Concerning Securities Trading.
21.1†	List of Subsidiaries of Burlington Stores, Inc.
23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Burlington Stores, Inc. Policy on Recoupment of Incentive Compensation	Annual Report on Form 10-K	March 15, 2024
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Michael O’Sullivan Chief Executive Officer

Date: March 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2025.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ Kristin Wolfe	Chief Financial Officer (Principal Financial Officer)
Kristin Wolfe

/s/ Stephen Ferroni	Chief Accounting Officer (Principal Accounting Officer)
Stephen Ferroni

/s/ Ted English	Director
Ted English

/s/ Shira Goodman	Director
Shira Goodman

/s/ Michael Goodwin	Director
Michael Goodwin

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura Sen	Director
Laura Sen

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio