Form 10-Q
period 2025-05-03
Burlington Stores, Inc.
filed 2025-05-30
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

The registrant had 63,086,660 shares of common stock outstanding as of May 3, 2025.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 3,	May 4,
	2025	2024
REVENUES:
Net sales	$2,500,075	$2,357,318
Other revenue	3,945	4,235
Total revenue	2,504,020	2,361,553
COSTS AND EXPENSES:
Cost of sales	1,405,091	1,330,726
Selling, general and administrative expenses	868,058	825,226
Costs related to debt amendments	112	—
Depreciation and amortization	91,783	81,965
Impairment charges - long-lived assets	516	8,210
Other income - net	(10,222)	(10,862)
Interest expense	15,810	16,649
Total costs and expenses	2,371,148	2,251,914
Income before income tax expense	132,872	109,639
Income tax expense	32,039	31,125
Net income	$100,833	$78,514

Net income per common share:
Common stock - basic	$1.60	$1.23
Common stock - diluted	$1.58	$1.22
Weighted average number of common shares:
Common stock - basic	63,088	63,871
Common stock - diluted	64,005	64,267

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 3,	May 4,
	2025	2024

Net income	$100,833	$78,514
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized (loss) gain arising during the period	(12,532)	7,735
Net reclassification into earnings during the period	(2,981)	(3,343)
Other comprehensive income, net of tax	(15,513)	4,392
Total comprehensive income	$85,320	$82,906

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 3,	February 1,	May 4,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$371,092	$994,698	$742,332
Accounts receivable—net	106,726	88,079	100,654
Merchandise inventories	1,315,316	1,250,775	1,140,800
Assets held for disposal	23,717	32,193	27,963
Prepaid and other current assets	255,312	263,058	226,378
Total current assets	2,072,163	2,628,803	2,238,127
Property and equipment—net	2,698,789	2,369,720	1,934,547
Operating lease assets	3,415,265	3,386,852	3,149,161
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,248	2,248	2,313
Other assets	76,368	97,726	86,040
Total assets	$8,549,897	$8,770,413	$7,695,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$914,578	$1,038,148	$929,759
Current operating lease liabilities	397,550	406,891	395,948
Other current liabilities	629,909	656,581	602,973
Current maturities of long term debt	14,804	170,891	168,642
Total current liabilities	1,956,841	2,272,511	2,097,322
Long term debt	1,637,073	1,539,918	1,236,658
Long term operating lease liabilities	3,279,926	3,253,825	3,016,027
Other liabilities	74,104	74,402	73,210
Deferred tax liabilities	249,756	259,261	240,609
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 83,149,208 shares, 82,805,353 shares and 82,636,872 shares, respectively
Outstanding: 63,086,660 shares, 63,284,385 shares, 63,826,021 shares, respectively	9	8	8
Additional paid-in-capital	2,262,157	2,237,579	2,145,935
Accumulated earnings	1,588,536	1,487,703	1,062,578
Accumulated other comprehensive income	27,009	42,522	37,925
Treasury stock, at cost	(2,525,514)	(2,397,316)	(2,215,020)
Total stockholders' equity	1,352,197	1,370,496	1,031,426
Total liabilities and stockholders' equity	$8,549,897	$8,770,413	$7,695,252

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 3,	May 4,
	2025	2024
OPERATING ACTIVITIES
Net income	$100,833	$78,514
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	91,783	81,965
Impairment charges—long-lived assets	516	8,210
Amortization of deferred financing costs	754	755
Accretion of long term debt instruments	308	233
Deferred income taxes	(3,883)	11,520
Non-cash stock compensation expense	21,817	19,107
Non-cash lease expense	(2,002)	(3,885)
Cash received from landlord allowances	7,811	2,830
Changes in assets and liabilities:
Accounts receivable	(18,701)	(26,397)
Merchandise inventories	(64,541)	(52,958)
Prepaid and other current assets	7,745	(10,215)
Accounts payable	(118,535)	(25,211)
Other current liabilities	(48,170)	(30,846)
Other long term assets and long term liabilities	(193)	(631)
Other operating activities	(4,450)	(3,619)
Net cash (used in) provided by operating activities	(28,908)	49,372
INVESTING ACTIVITIES
Cash paid for property and equipment	(409,700)	(164,837)
Lease acquisition costs	(8,404)	(233)
Net proceeds (removal costs) from sale of property and equipment and assets held for sale	5,421	(462)
Net cash used in investing activities	(412,683)	(165,532)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	100,000	—
Principal payments on long term debt—Term Loan Facility	(3,125)	(2,404)
Principal payment on long term debt— 2025 Convertible Notes	(156,158)	—
Purchase of treasury shares	(127,563)	(75,622)
Proceeds from stock option exercises	2,766	8,473
Other financing activities	2,065	2,686
Net cash used in financing activities	(182,015)	(66,867)
Decrease in cash and cash equivalents	(623,606)	(183,027)
Cash and cash equivalents at beginning of period	994,698	925,359
Cash and cash equivalents at end of period	$371,092	$742,332
Supplemental disclosure of cash flow information:
Interest paid	$21,216	$19,985
Income tax payments - net	$1	$1,380
Non-cash investing and financing activities:
Finance lease modification	$—	$(868)
Accrued purchases of property and equipment	$118,504	$95,262

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2025

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 3, 2025, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,115 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Fiscal 2024 10-K). The balance sheet at February 1, 2025 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2024 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 3, 2025 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2024 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2025 is defined as the 52-week year ending January 31, 2026, and Fiscal 2024 is defined as the 52-week year ended February 1, 2025. The first quarters of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

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

The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the Condensed Consolidated Statements of Income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Net income is used to monitor budget versus actual results, as well as actual results compared to the prior period. These comparisons are used in assessing performance of the segment and in establishing management’s allocation of resources. Below is an extract of certain disaggregated expense information that is regularly provided to the CODM.

	(in thousands)
	Three Months Ended
	May 3,	May 4,
	2025	2024
Total revenue	$2,504,020	$2,361,553

Cost of sales	1,405,091	1,330,726
Product sourcing costs	196,800	183,146
Other segment expenses (a)	671,258	642,080
Costs related to debt amendments	112	-
Depreciation and amortization	91,783	81,965
Impairment charges - long-lived assets	516	8,210
Other income - net	(10,222)	(10,862)
Interest expense	15,810	16,649
Income tax expense	32,039	31,125
Net income	$100,833	$78,514
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended May 3, 2025.

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

2. Stockholders’ Equity

Activity for the three month periods ended May 3, 2025 and May 4, 2024 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496
Net income	—	—	—	100,833	—	—	—	100,833
Stock options exercised	20,536	—	2,766	—	—	—	—	2,766
Shares used for tax withholding	—	—	—	—	—	(96,295)	(22,347)	(22,347)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced program, inclusive of $0.6 million related to excise tax	—	—	—	—	—	(445,285)	(105,851)	(105,851)
Vesting of restricted shares	266,170	—	—	—	—	—	—	—
Stock based compensation	—	—	21,817	—	—	—	—	21,817
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.5 million	—	—	—	—	(12,532)	—	—	(12,532)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(2,981)	—	—	(2,981)
Balance at May 3, 2025	83,149,208	9	2,262,157	1,588,536	27,009	(20,062,548)	(2,525,514)	1,352,197

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	8	2,145,935	1,062,578	37,925	(18,810,851)	(2,215,020)	1,031,426

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2025 (remainder)	$440,229	2,655
2026	663,457	3,640
2027	636,519	3,640
2028	594,208	3,447
2029	527,688	2,104
Thereafter	1,841,702	18,683
Total future minimum lease payments	4,703,803	34,169
Amount representing interest	(1,026,327)	(9,725)
Total lease liabilities	3,677,476	24,444
Less: current portion of lease liabilities	(397,550)	(2,304)
Total long term lease liabilities	$3,279,926	$22,140

Weighted average discount rate	6.1%	5.5%
Weighted average remaining lease term (years)	7.9	11.9

The above schedule excludes approximately $493.1 million for 73 stores the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	May 3, 2025	May 4, 2024
Finance lease cost:
Amortization of finance lease asset (a)	$566	$798
Interest on lease liabilities (b)	337	383
Operating lease cost (c)	164,805	151,180
Variable lease cost (c)	67,662	60,957
Total lease cost	233,370	213,318
Impairment (gain) on sale and leaseback transaction (d)	(1,039)	8,210
Less all rental income (e)	(1,303)	(1,379)
Total net rent expense (f)	$231,028	$220,149

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$166,807	$155,077
Cash payments for the principal portion of finance lease liabilities (b)	$536	$884
Cash payments for the interest portion of finance lease liabilities (a)	$337	$383
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$141,257	$141,534

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 3,	February 1,	May 4,
	2025	2025	2024
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,236,105	$1,238,921	$931,185
Convertible senior notes, 2.25%, matured on April 15, 2025	—	156,155	156,155
Convertible senior notes, 1.25%, matures on December 15, 2027	297,069	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on December 22, 2026	100,000	—	—
Finance lease obligations	24,444	24,980	27,317
Unamortized deferred financing costs	(5,741)	(6,316)	(6,426)
Total debt	1,651,877	1,710,809	1,405,300
Less: current maturities	(14,804)	(170,891)	(168,642)
Long term debt, net of current maturities	$1,637,073	$1,539,918	$1,236,658

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 3, 2025 of $1,243.8 million maturing on September 24, 2031.

On September 24, 2024, the Company entered into an amendment to the Term Loan Facility (the "Amendment"), which among other things, (i) refinanced the outstanding $933 million principal amount of Term B-6 Loans with Term B-7 Loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to the Company’s term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removed the SOFR adjustment. The Term B-7 Loans were issued with an original issue discount of 99.5.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions).

At May 3, 2025 and May 4, 2024, the Company’s borrowing rate related to the Term Loan Facility, exclusive of the impact of interest rate swaps, was 6.1% and 7.4%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued its 2025 Convertible Notes. The 2025 Convertible Notes are general unsecured obligations of the Company. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

The 2025 Convertible Notes matured on April 15, 2025. Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, the Company paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, the Company paid in cash the principal balance of and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

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

On May 4, 2024, the Company had $779.1 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended May 4, 2024.

On May 3, 2025, the Company had $748.2 million available under the ABL Line of Credit and borrowings of $100.0 million.

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

As of May 3, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 3, 2025		February 1, 2025		May 4, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$26,079	Other assets	$45,699	Other assets	$36,079

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	May 3, 2025	May 4, 2024
Unrealized (losses) gains, before taxes	$(17,071)	$10,573
Income tax benefit (expense)	4,539	(2,838)
Unrealized (losses) gains, net of taxes	$(12,532)	$7,735

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended
Component of Earnings:	May 3, 2025	May 4, 2024
Interest benefit	$(4,064)	$(4,563)
Income tax expense	1,083	1,220
Net reclassification into earnings	$(2,981)	$(3,343)

The Company estimates that approximately $12.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 3, 2025, February 1, 2025 and May 4, 2024 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 3,	February 1,	May 4,
	2025	2025	2024
Level 1
Cash equivalents	$348	$728,443	$313,077

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

Impairment charges on long-lived assets were $0.5 million during the first quarter of Fiscal 2025, related to unrecoverable assets at three underperforming stores and three relocating stores, as well as lease asset impairment charges related to one of those stores. Impairment charges on long-lived assets were $8.2 million during the first quarter of Fiscal 2024, related to a sale-leaseback transaction at one owned store sold below net carrying value.

During the three months ended May 3, 2025 and the three months ended May 4, 2024, the assets impaired had a remaining carrying value after impairments of $15.0 million and $9.8 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 3, 2025		February 1, 2025		May 4, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,243,750	$1,228,203	$1,246,875	$1,250,965	$934,976	$936,341
2025 Convertible Notes	—	—	156,155	202,852	156,155	164,273
2027 Convertible Notes	297,069	390,199	297,069	444,674	297,069	329,346
ABL Line of Credit (a)	100,000	100,000	—	—	—	—
Total debt (b)	$1,640,819	$1,718,402	$1,700,099	$1,898,491	$1,388,200	$1,429,960
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

7. Income Taxes

Income tax expense was $32.0 million during the first quarter of Fiscal 2025 compared with $31.1 million during the first quarter of Fiscal 2024. The effective tax rate for the first quarter of Fiscal 2025 was 24.1% compared with 28.4% during the first quarter of Fiscal 2024. The increase in income tax expense is primarily driven by higher pre-tax income, while the decrease in the effective tax rate is mainly attributable to the tax benefit from stock-based compensation.

Net deferred taxes are as follows:

	(in thousands)
	May 3,	February 1,	May 4,
	2025	2025	2024
Deferred tax asset	$2,248	$2,248	$2,313
Deferred tax liability	249,756	259,261	240,609
Net deferred tax liability	$247,508	$257,013	$238,296

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of May 3, 2025, the Company has a deferred tax asset related to net operating losses of $4.5 million, inclusive of $4.1 million of state net operating losses which will expire at various dates between fiscal 2026 and fiscal 2040 and $0.4 million from Puerto Rico net operating losses set to expire by the end of fiscal 2025 if not utilized.

As of May 3, 2025, the Company had tax credit carry-forwards totaling $8.7 million, inclusive of $6.0 million in foreign tax credits, which will begin to expire in fiscal 2033 and $2.7 million in state tax credit carry-forwards, set to expire by the end of fiscal 2025 if not utilized.

As of May 3, 2025, February 1, 2025 and May 4, 2024, valuation allowances totaled $9.3 million, $8.9 million, and $10.0 million, respectively. These allowances relate to state and Puerto Rico net operating losses, as well as state and foreign tax credit carry-forwards. The Company believes it is more likely than not that this portion of the deferred tax assets will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the three month period ended May 3, 2025, the Company acquired 96,295 shares of common stock from employees for approximately $22.3 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of common stock, which is authorized to be executed through August 2025.

Subsequent to the end of the first quarter of Fiscal 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 2027. This was authorized on May 20, 2025.

During the three month period ended May 3, 2025, the Company repurchased 445,285 shares of common stock for $105.2 million under its repurchase program, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of May 3, 2025, the Company had an aggregate of $157.9 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended

	May 3,	May 4,
	2025	2024
Basic net income per share
Net income	$100,833	$78,514
Weighted average number of common shares – basic	63,088	63,871
Net income per common share – basic	$1.60	$1.23
Diluted net income per share
Net income	$100,833	$78,514
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,088	63,871
Assumed exercise of stock options and vesting of restricted stock	660	396
Assumed conversion of convertible debt	257	—
Weighted average number of common shares – diluted	64,005	64,267
Net income per common share – diluted	$1.58	$1.22

Approximately 208,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 3, 2025, since their effect was anti-dilutive.

Approximately 771,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 4, 2024, since their effect was anti-dilutive.

10. Stock Based Compensation

As of May 3, 2025, there were 2,977,207 shares of common stock available for issuance under the Company’s 2022 Omnibus Incentive Plan.

Subsequent to the end of the first quarter of Fiscal 2025, the Company’s stockholders approved an amendment to the 2022 Omnibus Incentive Plan. The amendment provides for an increase in the number of shares of Company common stock subject to the 2022 Omnibus Incentive Plan by 3,100,000. This was approved on May 20, 2025.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 3,	May 4,
Type of Non-Cash Stock Compensation	2025	2024
Restricted stock unit grants (a)	$10,971	$9,948
Stock option grants (a)	4,902	4,567
Performance stock unit grants (a)	5,944	4,592
Total (b)	$21,817	$19,107

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income. Beginning on May 1, 2025, the Company no longer grants stock options under the 2022 Omnibus Incentive Plan.
(b)
The amounts presented in the table above exclude taxes. For the three month period ended May 3, 2025, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.2 million. For the three month period ended May 4, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $3.6 million.

Stock Options

Stock option transactions during the three month period ended May 3, 2025 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2025	1,456,342	$196.77
Options granted	589	273.66
Options exercised (a)	(20,536)	134.71
Options forfeited	(15,288)	202.07
Options outstanding, May 3, 2025	1,421,107	197.64

(a)
Options exercised during the three month period ended May 3, 2025 had a total intrinsic value of $2.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 3, 2025:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,421,107	6.7	$197.64	$66.7
Options exercisable	919,493	5.9	$204.03	$41.0

The fair value of each stock option granted during the three month period ended May 3, 2025 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Three Months Ended
May 3,
2025
Risk-free interest rate	4.3%
Expected volatility	42.3%
Expected life (years)	4.0
Contractual life (years)	10.0
Expected dividend yield	0.0%
Grant date fair value of options issued	$106.01

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

Restricted Stock Units

Restricted stock unit transactions during the three month period ended May 3, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	653,406	$190.83
Awards granted	302,677	228.10
Awards vested (a)	(166,782)	204.60
Awards forfeited	(13,822)	192.76
Non-vested awards outstanding, May 3, 2025	775,479	202.38

(a)
Restricted stock unit awards vested during the three month period ended May 3, 2025 had a total intrinsic value of $38.7 million.

The fair value of each share of restricted stock granted during the three month period ended May 3, 2025 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted in Fiscal 2022 through Fiscal 2025 are based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the three month period ended May 3, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	292,870	$188.37
Awards granted	170,488	225.02
Awards vested (a)	(99,388)	207.29
Awards forfeited	(1,584)	187.13
Non-vested awards outstanding, May 3, 2025	362,386	200.43

(a)
Performance-based stock awards vested during the three month period ended May 3, 2025 had a total intrinsic value of $23.3 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $51.8 million, $52.5 million and $77.3 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively. Among these arrangements, as of May 3, 2025, February 1, 2025 and May 4, 2024, the Company had letters of credit outstanding in the amount of $51.8 million, $51.9 million and $77.3 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amount of less than $0.1 million and $0.6 million at May 3, 2025 and February 1, 2025, respectively, related to certain merchandising agreements, and none at May 4, 2024. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $148.2 million, $147.5 million and $160.2 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.

Purchase Commitments

The Company had $1,980.1 million of purchase commitments related to goods that were not received as of May 3, 2025.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Fiscal 2024 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,115 stores as of May 3, 2025 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, high-quality branded merchandise at up to 60% off other retailers’ prices, including: fashion-focused women’s apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

Fiscal Year

Fiscal 2025 is defined as the 52-week year ended January 31, 2026. Fiscal 2024 is defined as the 52-week year ending February 1, 2025. The first quarter of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the three month period ended May 3, 2025, we opened 14 new stores, inclusive of four relocations, and permanently closed three stores, exclusive of the aforementioned relocations, bringing our store count as of May 3, 2025 to 1,115 stores.

Ongoing Initiatives for Fiscal 2025

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability. These initiatives include, but are not limited to:

•
Driving Comparable Store Sales Growth.

We strive to increase comparable store sales through the following initiatives:

•
More Effectively Chasing the Sales Trend. We plan sales using conservative comparable store sales growth, holding and controlling liquidity, closely analyzing the sales trend by business, and remaining ready to chase that trend. We believe that these actions will also allow us to take greater advantage of great opportunistic buys.
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
•
Optimizing the Supply Chain. Our transportation initiatives have led to lower freight costs compared to recent levels, and we believe our efficiency and labor productivity initiatives will continue to result in lower supply chain costs over the next several years. We also believe there are longer-term supply chain opportunities through investments in automation and new purpose built processing buildings, and owning (rather than leasing) a larger portion of our distribution center network going forward.
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

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income. Some of these uncertainties and challenges are summarized below. For a further discussion, please refer to the description under the heading “Risk Factors” in the Fiscal 2024 10-K and in Part II, Item 1A below.

General Economic Conditions. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures continue to negatively impact the discretionary spending of the low-income shopper, our core customer. In addition to inflation, consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, the costs of basic necessities and other goods, levels of employment, salaries and wage rates, prevailing interest rates, reductions in government benefits and lower tax refunds, housing costs, energy costs, commodities pricing, income tax rates and policies, immigration policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns are generally influenced by consumers’ disposable income, credit availability and debt levels.

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation continues to decline, it could benefit our core customers who have been impacted by the higher cost of living since early 2022, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Either of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations, initiatives or programs in areas including, but not limited to, trade and tariffs, taxes, healthcare, and immigration. In addition, trade and tariff regulations have had and are expected to continue to have an indirect impact on consumer prices. We will continue to monitor changes in tariff policy and the impact of these changes on our industry and the economy and seek to adjust to these changes as efficiently as possible. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in Ukraine or the conflict in the Middle East), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Net income. We earned net income of $100.8 million during the three month period ended May 3, 2025 compared with $78.5 million during the three month period ended May 4, 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) costs related to debt amendments; (iii) impairment charges; (iv) amounts related to certain litigation matters; and (v) other unusual or non-recurring expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt amendments; (iv) income tax expense; (v) depreciation and amortization; (vi) net favorable lease costs; (vii) impairment charges; (viii) amounts related to certain litigation matters; and (ix) other unusual or non-recurring expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt amendments; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) amounts related to certain litigation matters; and (viii) other unusual or non-recurring expenses, losses, charges or gains.

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

During the three months ended May 3, 2025, Adjusted Net Income increased $15.8 million to $102.6 million compared to the same period in the prior year. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended May 3, 2025 compared with the three months ended May 4, 2024:

	(in thousands)
	Three Months Ended
	May 3,	May 4,
	2025	2024
Reconciliation of net income to Adjusted Net Income:
Net income	$100,833	$78,514
Net favorable lease costs (a)	2,138	2,970
Costs related to debt amendments (b)	112	—
Impairment charges - long-lived assets	516	8,210
Litigation matters (c)	(416)	—
Tax effect (d)	(601)	(2,881)
Adjusted Net Income	$102,582	$86,813

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
(b)
Relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025.
(c)
Relates to the final settlements of certain litigation matters.

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

During the three months ended May 3, 2025, Adjusted EBIT increased $16.9 million to $146.3 million compared to the same period in the prior year. Adjusted EBITDA increased $26.7 million to $238.1 million compared to the same period in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three months ended May 3, 2025 compared with the three months ended May 4, 2024:

	(unaudited)

	Three Months Ended
	May 3,	May 4,
	2025	2024
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$100,833	$78,514
Interest expense	15,810	16,649
Interest income	(4,712)	(8,072)
Net favorable lease costs (a)	2,138	2,970
Costs related to debt amendments (b)	112	—
Impairment charges - long-lived assets	516	8,210
Litigation matters (c)	(416)	—
Income tax expense	32,039	31,125
Adjusted EBIT	146,320	129,396
Depreciation and amortization	91,783	81,965
Adjusted EBITDA	$238,103	$211,361

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025.
(c)
Relates to the final settlements of certain litigation matters.

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

Three Months Ended
May 3, 2025	0%
May 4, 2024	2%

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

Gross margin as a percentage of net sales increased to 43.8% during the three month period ended May 3, 2025, compared with 43.5% during three month period ended May 4, 2024, driven primarily by improved merchandise margins and freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, increased approximately 10 basis points as a percentage of net sales. Supply chain leverage driven by productivity improvements and the timing of receipts was more than offset by increased asset protection investments.

Inventory. Inventory at May 3, 2025 increased to $1,315.3 million compared with $1,140.8 million at May 4, 2024. The increase was attributable primarily to an increase in reserve inventory and 94 net new stores opened since the end of the first quarter of Fiscal 2024. Comparable store inventories decreased 8% compared to the first quarter of Fiscal 2024.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 48% of total inventory at the end of the first quarter of Fiscal 2025 compared to 40% at the end of the first quarter of Fiscal 2024.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $623.6 million during the three months ended May 3, 2025, compared with a decrease of $183.0 million during the three months ended May 4, 2024. On May 3, 2025, we also had $748.2 million available under the ABL Line of Credit with $100.0 million of borrowings. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended May 3, 2025 and the three months ended May 4, 2024.

	Percentage of Net Sales
	Three Months Ended
	May 3,	May 4,
	2025	2024
Net sales	100.0%	100.0%
Other revenue	0.2	0.2
Total revenue	100.2	100.2
Cost of sales	56.2	56.5
Selling, general and administrative expenses	34.7	35.0
Costs related to debt amendments	0.0	—
Depreciation and amortization	3.7	3.5
Impairment charges - long-lived assets	0.0	0.3
Other income - net	(0.4)	(0.5)
Interest expense	0.6	0.7
Total costs and expenses	94.8	95.5
Income before income tax expense	5.4	4.7
Income tax expense	1.3	1.3
Net income	4.1%	3.4%

Three Month Period Ended May 3, 2025 Compared With the Three Month Period Ended May 4, 2024

Net sales

Net sales improved approximately $142.8 million, or 6.1%, to $2,500.1 million during the first quarter of Fiscal 2025, primarily driven by net sales from our 94 net new stores opened since the end of the first quarter of Fiscal 2024. Comparable store sales were flat.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.2% during the first quarter of Fiscal 2025, compared to 56.5% during the first quarter of Fiscal 2024. This decrease was primarily driven by improved merchandise margins and freight costs. On a dollar basis, cost of sales increased $74.4 million, or 5.6%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 34.7% during the first quarter of Fiscal 2025, compared to 35.0% during the first quarter of Fiscal 2024. The decrease was primarily driven by lower incentive compensation and store payroll costs. On a dollar basis, selling, general and administrative expenses increased by $42.8 million, or 5.2%, to $868.1 million during the first quarter of Fiscal 2025. The increase was primarily driven by our 94 net new stores opened since the end of the first quarter of Fiscal 2024.

During the first quarter of Fiscal 2025 and Fiscal 2024, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $5.8 million and $6.0 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the first quarter of Fiscal 2025 and Fiscal 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $91.8 million during the first quarter of Fiscal 2025 compared with $82.0 million during the first quarter of Fiscal 2024. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $0.5 million during the first quarter of Fiscal 2025, related to unrecoverable assets at three underperforming stores and three relocating stores, and lease asset impairment charges related to one of those stores. Impairment charges on long-lived assets were $8.2 million during the first quarter of Fiscal 2024, primarily related to one owned store selling below carrying value in a sale-leaseback transaction.

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

Other income - net

Other income - net decreased $0.6 million to $10.2 million during the first quarter of Fiscal 2025, compared to the same period in the prior year. The decrease was primarily driven by decreased interest income, partially offset by gain on fixed assets related to a sale leaseback as well as a legal settlement gain.

Interest expense

Interest expense improved $0.8 million during the first quarter of Fiscal 2025 to $15.8 million, compared to the same period in the prior year. This improvement was primarily driven by lower interest rates, partially offset by a higher average balance due to the extension and upsize of the Term Loan Facility during the third quarter of Fiscal 2024.

The average interest rate on the Term Loan Facility was 6.1% and 7.4% for the first quarter of Fiscal 2025 and the first quarter of Fiscal 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,245.7 million and $936.5 million for the first quarter of Fiscal 2025 and the first quarter of Fiscal 2024, respectively.

The average interest rate on the ABL Line of Credit was 5.5% for the first quarter of Fiscal 2025. The average balance on the ABL Line of Credit was $23.6 million for the first quarter of Fiscal 2025. There were no borrowings under the ABL Line of Credit during the three month period ended May 4, 2024.

Income tax expense

Income tax expense was $32.0 million during the first quarter of Fiscal 2025 compared with income tax expense of $31.1 million during the first quarter of Fiscal 2024. The effective tax rate for the first quarter of Fiscal 2025 was 24.1% compared with 28.4% during the first quarter of Fiscal 2024. The increase in income tax expense is primarily driven by higher pre-tax income, while the decrease in the effective tax rate is mainly attributable to the tax benefit from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first quarter of Fiscal 2025 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $100.8 million for the first quarter of Fiscal 2025 compared with $78.5 million for the first quarter of Fiscal 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $4.3 million of expense, net of income taxes, for both the first quarter of Fiscal 2025 and Fiscal 2024 related to the bankruptcy acquired leases.

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

Cash Flow for the Three Month Period Ended May 3, 2025 Compared With the Three Month Period Ended May 4, 2024

We used $623.6 million of cash during the three month period ended May 3, 2025 compared with $183.0 million during the three month period ended May 4, 2024.

Net cash used in operating activities amounted to $28.9 million during the three month period ended May 3, 2025, compared with net cash provided of $49.4 million during the three month period ended May 4, 2024. The decrease in our operating cash flows was primarily driven by changes in working capital, which more than offset improved net income.

Net cash used in investing activities was $412.7 million during the three month period ended May 3, 2025 compared with $165.5 million during the three month period ended May 4, 2024. This change was primarily the result of an increase in capital expenditures related to supply chain costs from the purchase and build-out of distribution centers as well as increased store openings.

Net cash used in financing activities was $182.0 million during the three month period ended May 3, 2025 compared with $66.9 million during the three month period ended May 4, 2024. This change was primarily driven by settlement of the 2025 Convertible Notes and an increase in treasury stock repurchases, partially offset by ABL borrowings.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at May 3, 2025 of $115.3 million compared with $140.8 million at May 4, 2024. The decrease in working capital was primarily due to decreased cash balance, partially offset by decreased current maturities of long term debt related to the settlement of the 2025 Convertible Notes as well as increased inventory. We had working capital at February 1, 2025 of $356.3 million.

Capital Expenditures

For the three month period ended May 3, 2025, capital expenditures, net of $7.8 million of landlord allowances, amounted to $412.2 million (inclusive of accrued capital expenditures).

We estimate that we will spend approximately $950 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2025, including approximately $445 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, relocations, downsizes and other store expenditures). In addition, we estimate that we will spend approximately $415 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025.

Subsequent to the end of the first quarter of Fiscal 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 2027. This was authorized on May 20, 2025.

During the first quarter of Fiscal 2025, we repurchased 445,285 shares of common stock for $105.2 million under these repurchase programs. As of May 3, 2025, we had $157.9 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 3, 2025, we opened 14 new stores, inclusive of four relocations, and closed three stores, exclusive of the aforementioned relocations, bringing our store count as of May 3, 2025 to 1,115 stores. During Fiscal 2025, we plan to open approximately 100 net new stores.

Debt and Hedging

As of May 3, 2025, our obligations, inclusive of original issue discount, include $1,236.1 million under our Term Loan Facility, $297.1 million of 2027 Convertible Notes, and outstanding borrowings on our ABL Line of Credit of $100.0 million. Our debt obligations also include $24.4 million of finance lease obligations as of May 3, 2025.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 3, 2025 of $1,243.8 million maturing on September 24, 2031.

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

At May 3, 2025, our borrowing rate related to the Term Loan Facility was 6.1%.

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

At May 3, 2025, we had $748.2 million available under the ABL Line of Credit and borrowings of $100.0 million.

2025 Convertible Notes

On April 16, 2020, we issued the 2025 Convertible Notes. The 2025 Convertible Notes are general unsecured obligations. The 2025 Convertible Notes bear interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

The 2025 Convertible Notes matured on April 15, 2025. Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, the Company paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, the Company paid in cash the principal balance of and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

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

Certain Information Concerning Contractual Obligations

We had $1,980.1 million of purchase commitments related to goods that were not received as of May 3, 2025, and had $4,703.8 million of future minimum lease payments under operating leases as of May 3, 2025. See Note 4, “Long Term Debt" for additional information related to our debt transactions. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2024 10-K.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2024 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our condensed consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; competitive factors, including the scale and potential consolidation of some of our competitors, rise of e-commerce spending, pricing and promotional activities of major competitors, and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; our ability to meet evolving regulatory requirements and stakeholder expectations regarding our environmental, social or governance matters; extreme and/or unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; effects of public health crises, epidemics or pandemics; our ability to sustain our growth plans or successfully implement our long-range strategic plans; our ability to execute our opportunistic buying and inventory management process; our ability to optimize our existing stores or maintain favorable lease terms; the availability, selection and purchasing of attractive brand name merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in sufficient numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; disruption in our distribution network; our ability to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks; risks related to the methods of payment we accept; the success of our advertising and marketing programs in generating sufficient levels of customer traffic and awareness; damage to our corporate reputation or brand; impact of potential loss of executives or other key personnel; our ability to comply with existing and changing laws, rules, regulations and local codes; lack of or insufficient insurance coverage; issues with merchandise safety and shrinkage; our ability to comply with increasingly rigorous privacy and data security regulations; impact of legal and regulatory proceedings relating to us; use of social media by us or by third parties at our direction in violation of applicable laws and regulations; our ability to generate sufficient cash to fund our operations and service our debt obligations; our ability to comply with covenants in our debt agreements; the consequences of the possible conversion of our convertible notes; our reliance on dividends, distributions and other payments, advance and transfers of funds from our subsidiaries to meet our obligations; the volatility of our stock price; the impact of the anti-takeover provisions in our governing documents; impact of potential shareholder activism and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2024 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2024 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 3, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 3, 2025.

During the quarter ended May 3, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the Fiscal 2024 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the Fiscal 2024 Form 10-K except as set forth below.

The risk factor set forth in the Fiscal 2024 Form 10-K under the heading “A downturn in general economic conditions or consumer spending or inflationary conditions could adversely affect our business” is replaced in its entirety with the new risk factor set forth below:

A downturn in general economic conditions or consumer spending or inflationary conditions could adversely affect our business.

Consumer spending levels and shopping behaviors are affected by various economic conditions, which can affect our business or the retail industry generally as a result. These factors include, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, immigration policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war or global international conflicts (such as the conflict in Ukraine or the conflict in the Middle East), and public health issues (such as pandemics or epidemics) have in the past and may in the future have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Certain of these risks, such as risks arising from economic volatility, have been enhanced in 2025 in light of the recent change in trade and tariff policies. General uncertainty regarding the overall future political and economic environment and adverse economic changes could reduce consumer confidence and could negatively affect our operating results. We cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.

Recent actions by the U.S., including the imposition of significant tariffs on imports from certain countries, have heightened uncertainty in the global trade environment. These tariffs, along with potential retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our merchandise.

There can be no assurance that we will be able to offset inflationary pressure and other fluctuations in costs in the future, or that consumer behavior or our business, operations, liquidity, and/or financial results, will not be negatively affected by continued inflation in the future. We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation, tariffs or otherwise. Any decreases in consumer discretionary spending could result in a decrease in store traffic and same store sales, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

The risk factor set forth in the Fiscal 2024 Form 10-K under the heading “Many of our vendors produce merchandise overseas, and our business is exposed to the risk of foreign and domestic operations and international tax policies and trade relations” is replaced in its entirety with the new risk factor set forth below:

Many of our vendors produce merchandise overseas, and our business is exposed to the risk of foreign and domestic operations and international tax and tariff policies and trade relations.

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
•
fluctuation in our vendors’ local currency against the dollar, which may increase our cost of goods sold; and
•
changes in import duties, tariffs, taxes, charges, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other barriers to trade.

Any of the foregoing factors, or a combination thereof, could have a material adverse effect on our business.

Over the past few years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we have been impacted by the volatility in effective tariffs, including new tariffs that have commenced in 2025, especially those impacting imports from China, retaliatory tariffs and other restrictions on trade that have resulted and may result in the future. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

In addition, other major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of additional unilateral tariffs on imported products, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. It remains unclear how tax or trade policies, tariffs or trade relations may change in the future, and additional changes in turn could have a material adverse effect on our business, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 3, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 2, 2025 through March 1, 2025	81,813	$252.68	81,813	$242,488
March 2, 2025 through April 5, 2025	294,404	$234.57	294,404	$173,430
April 6, 2025 through May 3, 2025	69,068	$224.18	69,068	$157,946
Total	445,285		445,285

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On August 15, 2023, our Board of Directors authorized the repurchase of up to $500 million of common stock, which is authorized to be executed through August 2025. Subsequent to the end of the first quarter of Fiscal 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 2027. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption, Modification or Termination of Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

On March 18, 2025, Jennifer Vecchio, the Company’s Group President and Chief Merchandising Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 4,193 shares of the Company’s common stock, subject to certain conditions. The plan’s expiration date is April 30, 2026.

During the three-month period ended May 3, 2025, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Executive Change in Control Severance Plan

On May 27, 2025, the Compensation Committee of the Board of Directors (the “Board”) of the Company adopted the Burlington Stores, Inc. Executive Change in Control Severance Plan (the “CIC Severance Plan”). Each of the executive officers of the Company, including its named executive officers, is a participant in the CIC Severance Plan.

The CIC Severance Plan provides for the following severance benefits upon a termination of employment by the Company without “cause” or by the participant for “good reason,” in either case, within the two year period following a “change in control” (each as defined in the CIC Severance Plan): (i) a lump-sum cash amount equal to two times (two and a half times for the Chief Executive Officer of the Company) the sum of the participant’s annual base salary and the participant’s target annual bonus; (ii) a cash amount equal to the participant’s prorated target bonus for the year in which the termination occurs; (iii) benefits continuation for a number of years equal to the participant’s severance multiple; and (iv) outplacement services for a period of six months. As a condition to receive the severance payments and benefits, the CIC Severance Plan requires that each participant execute and not revoke a general release of claims against the Company and reaffirm compliance with any written agreement evidencing restrictive covenants in favor of the Company.

If any payments or benefits would cause a participant to become subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then the payments and benefits under the CIC Severance Plan will be reduced to the extent required so that the participant would not be subject to the excise tax if such a reduction would put the participant in a more favorable after-tax position than if the participant were to pay the excise tax.

The description of the CIC Severance Plan set forth under this Item 5 does not purport to be complete and is qualified in its entirety by reference to the full text of the CIC Severance Plan, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1+	First Amendment to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Current Report on Form 8-K	May 27, 2025
10.2†+	Burlington Stores, Inc. Executive Change in Control Severance Plan.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Filed or furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.

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

Date: May 29, 2025