Form 10-Q
period 2025-08-02
Burlington Stores, Inc.
filed 2025-08-28
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

The registrant had 63,035,016 shares of common stock outstanding as of August 2, 2025.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
REVENUES:
Net sales	$2,701,026	$2,461,193	$5,201,101	$4,818,510
Other revenue	4,045	4,324	7,991	8,560
Total revenue	2,705,071	2,465,517	5,209,092	4,827,070
COSTS AND EXPENSES:
Cost of sales	1,519,629	1,408,120	2,924,720	2,738,846
Selling, general and administrative expenses	949,931	863,981	1,817,989	1,689,207
Costs related to debt amendments	—	—	112	—
Depreciation and amortization	94,810	86,659	186,593	168,624
Impairment charges - long-lived assets	1,580	—	2,095	8,210
Other income - net	(5,630)	(9,492)	(15,850)	(20,354)
Interest expense	17,427	16,582	33,237	33,231
Total costs and expenses	2,577,747	2,365,850	4,948,896	4,617,764
Income before income tax expense	127,324	99,667	260,196	209,306
Income tax expense	33,139	25,907	65,178	57,032
Net income	$94,185	$73,760	$195,018	$152,274

Net income per common share:
Common stock - basic	$1.49	$1.16	$3.09	$2.39
Common stock - diluted	$1.47	$1.15	$3.05	$2.37
Weighted average number of common shares:
Common stock - basic	63,061	63,734	63,075	63,803
Common stock - diluted	63,893	64,328	63,966	64,284

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024

Net income	$94,185	$73,760	$195,018	$152,274
Other comprehensive loss, net of tax:
Interest rate derivative contracts:
Net unrealized loss arising during the period	(7,055)	(9,037)	(19,588)	(1,302)
Net reclassification into earnings during the period	(3,110)	(3,347)	(6,090)	(6,690)
Other comprehensive loss, net of tax	(10,165)	(12,384)	(25,678)	(7,992)
Total comprehensive income	$84,020	$61,376	$169,340	$144,282

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 2,	February 1,	August 3,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$747,619	$994,698	$659,910
Accounts receivable—net	111,236	88,079	99,659
Merchandise inventories	1,414,814	1,250,775	1,222,714
Assets held for disposal	417	32,193	27,963
Prepaid and other current assets	299,960	263,058	247,678
Total current assets	2,574,046	2,628,803	2,257,924
Property and equipment—net	2,836,035	2,369,720	2,063,818
Operating lease assets	3,542,956	3,386,852	3,144,169
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,248	2,248	2,190
Other assets	68,914	97,726	68,271
Total assets	$9,309,263	$8,770,413	$7,821,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,024,320	$1,038,148	$1,017,449
Current operating lease liabilities	392,865	406,891	388,849
Other current liabilities	656,713	656,581	604,465
Current maturities of long term debt	19,896	170,891	167,892
Total current liabilities	2,093,794	2,272,511	2,178,655
Long term debt	2,019,409	1,539,918	1,234,521
Long term operating lease liabilities	3,406,543	3,253,825	3,020,557
Other liabilities	77,097	74,402	74,092
Deferred tax liabilities	265,603	259,261	243,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 83,205,672 shares, 82,805,353 shares and 82,746,507 shares, respectively
Outstanding: 63,035,016 shares, 63,284,385 shares, 63,662,358 shares, respectively	9	8	8
Additional paid-in-capital	2,300,269	2,237,579	2,186,107
Accumulated earnings	1,682,721	1,487,703	1,136,338
Accumulated other comprehensive income	16,844	42,522	25,541
Treasury stock, at cost	(2,553,026)	(2,397,316)	(2,277,657)
Total stockholders' equity	1,446,817	1,370,496	1,070,337
Total liabilities and stockholders' equity	$9,309,263	$8,770,413	$7,821,436

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 2,	August 3,
	2025	2024
OPERATING ACTIVITIES
Net income	$195,018	$152,274
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	186,593	168,624
Impairment charges—long-lived assets	2,095	8,210
Amortization of deferred financing costs	1,420	1,512
Accretion of long term debt instruments	733	466
Deferred income taxes	15,671	18,831
Non-cash stock compensation expense	54,264	43,885
Non-cash lease expense	(2,534)	(3,084)
Cash received from landlord allowances	13,570	4,491
Changes in assets and liabilities:
Accounts receivable	(23,343)	(26,304)
Merchandise inventories	(164,039)	(134,872)
Prepaid and other current assets	(42,928)	(31,515)
Accounts payable	(17,276)	76,011
Other current liabilities	(60,826)	(62,049)
Other long term assets and long term liabilities	(1,981)	323
Other operating activities	(5,905)	(6,997)
Net cash provided by operating activities	150,532	209,806
INVESTING ACTIVITIES
Cash paid for property and equipment	(589,241)	(360,438)
Lease acquisition costs	(19,942)	(575)
Net proceeds (removal costs) from sale of property and equipment and assets held for sale	27,769	(1,259)
Net cash used in investing activities	(581,414)	(362,272)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	150,000	—
Principal payments on long term debt—ABL Line of Credit	(150,000)	—
Proceeds from long term debt—Term Loan Facility	495,000	—
Principal payments on long term debt—Term Loan Facility	(7,506)	(4,807)
Principal payment on long term debt— 2025 Convertible Notes	(156,158)	—
Purchase of treasury shares	(154,883)	(137,739)
Proceeds from stock option exercises	8,430	23,866
Other financing activities	(1,080)	5,697
Net cash provided by (used in) financing activities	183,803	(112,983)
Decrease in cash and cash equivalents	(247,079)	(265,449)
Cash and cash equivalents at beginning of period	994,698	925,359
Cash and cash equivalents at end of period	$747,619	$659,910
Supplemental disclosure of cash flow information:
Interest paid	$48,841	$40,380
Income tax payments - net	$119,740	$129,347
Non-cash investing and financing activities:
Finance lease modification	$—	$(1,523)
Accrued purchases of property and equipment	$166,322	$114,426

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2025

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 2, 2025, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,138 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Fiscal 2024 10-K). The balance sheet at February 1, 2025 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2024 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 2, 2025 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2024 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2025 is defined as the 52-week year ending January 31, 2026, and Fiscal 2024 is defined as the 52-week year ended February 1, 2025. The first and second quarters of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

Segment Reporting

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

	(in thousands)
	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Total revenue	$2,705,071	$2,465,517	$5,209,092	$4,827,070

Cost of sales	1,519,629	1,408,120	2,924,720	2,738,846
Product sourcing costs	208,982	191,069	405,798	374,215
Other segment expenses (a)	740,949	672,912	1,412,191	1,314,992
Costs related to debt amendments	—	—	112	—
Depreciation and amortization	94,810	86,659	186,593	168,624
Impairment charges - long-lived assets	1,580	—	2,095	8,210
Other income - net	(5,630)	(9,492)	(15,850)	(20,354)
Interest expense	17,427	16,582	33,237	33,231
Income tax expense	33,139	25,907	65,178	57,032
Net income	$94,185	$73,760	$195,018	$152,274
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

Recently Adopted Accounting Standards

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended August 2, 2025.

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

2. Stockholders’ Equity

Activity for the three and six month periods ended August 2, 2025 and August 3, 2024 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496
Net income	—	—	—	100,833	—	—	—	100,833
Stock options exercised	20,536	—	2,766	—	—	—	—	2,766
Shares used for tax withholding	—	—	—	—	—	(96,295)	(22,347)	(22,347)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced program, inclusive of $0.6 million related to excise tax	—	—	—	—	—	(445,285)	(105,851)	(105,851)
Vesting of restricted shares	266,170	—	—	—	—	—	—	—
Stock based compensation	—	—	21,817	—	—	—	—	21,817
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.5 million	—	—	—	—	(12,532)	—	—	(12,532)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(2,981)	—	—	(2,981)
Balance at May 3, 2025	83,149,208	9	2,262,157	1,588,536	27,009	(20,062,548)	(2,525,514)	1,352,197
Net income	—	—	—	94,185	—	—	—	94,185
Stock options exercised	31,490	—	5,664	—	—	—	—	5,664
Shares used for tax withholding	—	—	—	—	—	(5,634)	(1,451)	(1,451)
Shares purchased as part of publicly announced program, inclusive of $0.2 million related to excise tax	—	—	—	—	—	(102,474)	(26,061)	(26,061)
Vesting of restricted shares	24,974	—	—	—	—	—	—	—
Stock based compensation	—	—	32,448	—	—	—	—	32,448
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(7,055)	—	—	(7,055)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(3,110)	—	—	(3,110)
Balance at August 2, 2025	83,205,672	$9	$2,300,269	$1,682,721	$16,844	(20,170,656)	$(2,553,026)	$1,446,817

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	8	2,145,935	1,062,578	37,925	(18,810,851)	(2,215,020)	1,031,426
Net income	—	—	—	73,760	—	—	—	73,760
Stock options exercised	89,961	—	15,393	—	—	—	—	15,393
Shares used for tax withholding	—	—	—	—	—	(3,790)	(916)	(916)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(269,508)	(61,721)	(61,721)
Vesting of restricted shares	19,674	—	—	—	—	—	—	—
Stock based compensation	—	—	24,779	—	—	—	—	24,779
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.3 million	—	—	—	—	(9,037)	—	—	(9,037)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,347)	—	—	(3,347)
Balance at August 3, 2024	82,746,507	$8	$2,186,107	$1,136,338	$25,541	(19,084,149)	$(2,277,657)	$1,070,337

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2025 (remainder)	$268,304	1,781
2026	694,516	3,640
2027	671,457	3,640
2028	630,456	3,447
2029	563,471	2,104
Thereafter	2,050,984	18,683
Total future minimum lease payments	4,879,188	33,295
Amount representing interest	(1,079,780)	(9,395)
Total lease liabilities	3,799,408	23,900
Less: current portion of lease liabilities	(392,865)	(2,371)
Total long term lease liabilities	$3,406,543	$21,529

Weighted average discount rate	6.2%	5.5%
Weighted average remaining lease term (years)	7.9	11.9

The above schedule excludes approximately $485.4 million for 74 stores the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Finance lease cost:
Amortization of finance lease asset (a)	$566	$643	$1,132	$1,442
Interest on lease liabilities (b)	330	362	666	745
Operating lease cost (c)	168,666	156,848	333,471	308,028
Variable lease cost (c)	68,705	61,596	136,365	122,552
Total lease cost	238,267	219,449	471,634	432,767
(Gain) impairment on sale and leaseback transaction (d)	—	—	(1,039)	8,210
Less all rental income (e)	(1,097)	(1,334)	(2,402)	(2,713)
Total net rent expense (f)	$237,170	$218,115	$468,193	$438,264

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
(d)
Gain included in line item “Other income - net” in the Company’s Condensed Consolidated Statements of Income and impairment included in the line item "Impairment charges - long-lived assets."
(e)
Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(f)
Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$336,005	$311,147
Cash payments for the principal portion of finance lease liabilities (b)	$1,080	$1,523
Cash payments for the interest portion of finance lease liabilities (a)	$666	$745
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$389,743	$263,941

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 2,	February 1,	August 3,
	2025	2025	2024
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,727,148	$1,238,921	$929,014
Convertible senior notes, 2.25%, matured on April 15, 2025	—	156,155	156,155
Convertible senior notes, 1.25%, matures on December 15, 2027	297,069	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on July 25, 2030	—	—	—
Finance lease obligations	23,900	24,980	26,023
Unamortized deferred financing costs	(8,812)	(6,316)	(5,848)
Total debt	2,039,305	1,710,809	1,402,413
Less: current maturities	(19,896)	(170,891)	(167,892)
Long term debt, net of current maturities	$2,019,409	$1,539,918	$1,234,521

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 2, 2025 of $1,739.4 million maturing on September 24, 2031.

On September 24, 2024, the Company entered into an amendment to the Term Loan Facility, which among other things, (i) refinanced the outstanding $933.0 million principal amount of Term B-6 Loans with Term B-7 Loans in an aggregate principal amount of $1,250.0 million, which includes incremental term loans in an aggregate principal amount of $317.0 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to the Company’s term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removed the SOFR adjustment. The Term B-7 Loans were issued with an original issue discount of 99.5.

On June 11, 2025, the Company entered into an amendment to the Term Loan Facility, which among other things, incurred $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to the existing Term B-7 Loans and are fungible with the existing Term B-7 Loans.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions).

At August 2, 2025 and August 3, 2024, the interest rate related to the Term Loan Facility was 6.1% and 7.5%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued its 2025 Convertible Notes, which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, the Company paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, the Company paid in cash the principal balance and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

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

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

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

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $1,000.0 million of revolving commitments (subject to a borrowing base limitation) maturing on July 25, 2030, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200.0 million, an amount not to exceed the sum of (i) the greater of (x) $300.0 million and (y) the amount by which the Borrowing Base exceeds the aggregate Commitments, plus (iii) the amount of all permanent reductions in commitments after July 25, 2025. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On July 25, 2025, the Company entered into an amendment to the ABL Line of Credit in order to, among other things, (i) increase the aggregate principal amount of the commitments from $900.0 million to $1,000.0 million and (ii) extend the maturity date of the commitments and loans from December 22, 2026 to July 25, 2030.

At August 2, 2025, the Company had $945.7 million available under the ABL Line of Credit. Average borrowings during the three and six months ended August 2, 2025 amounted to $57.1 million and $40.4 million, respectively, at an average interest rate of 5.5% for both periods.

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

On September 27, 2024, the Company terminated the previous $450.0 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500.0 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300.0 million with an interest rate of 3.37%. These interest rate swap agreements are designated as cash flow hedges.

On June 12, 2025, the Company entered into an interest rate swap agreement with a notional amount of $200.0 million and a fixed interest rate of 3.76%. On the same date, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million and a fixed interest rate of 3.73%. These interest rate swap agreements are designated as cash flow hedges.

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

As of August 2, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contract	Four	$1,100.0 million	2.83% - 3.76%	September 24, 2031

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 2, 2025		February 1, 2025		August 3, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$18,508	Other assets	$45,699	Other assets	$20,090
Interest rate swap contracts	Other liabilities	$4,803	Other liabilities	$—	Other liabilities	$—

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Unrealized losses, before taxes	$(9,631)	$(12,338)	$(26,703)	$(1,765)
Income tax benefit	2,576	3,301	7,115	463
Unrealized losses, net of taxes	$(7,055)	$(9,037)	$(19,588)	$(1,302)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest benefit	$(4,241)	$(4,568)	$(8,304)	$(9,131)
Income tax expense	1,131	1,221	2,214	2,441
Net reclassification into earnings	$(3,110)	$(3,347)	$(6,090)	$(6,690)

The Company estimates that approximately $11.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding the fair value of the Company’s interest rate swap contracts.

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 2, 2025, February 1, 2025 and August 3, 2024 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 2,	February 1,	August 3,
	2025	2025	2024
Level 1
Cash equivalents	$322,233	$728,443	$276,780

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

Impairment charges on long-lived assets were $1.6 million during the second quarter of Fiscal 2025, related to unrecoverable store assets. There were no impairment charges on long-lived assets during the second quarter of Fiscal 2024.

Impairment charges on long-lived assets were $2.1 million during the six month period ended August 2, 2025, related to unrecoverable store assets. Impairment charges on long-lived assets were $8.2 million during the six month period ended August 3, 2024, related to a sale-leaseback transaction at one owned store sold below net carrying value. During the six month period ended August 2, 2025 and the six month period ended August 3, 2024, the assets impaired had a remaining carrying value after impairments of $18.4 million and $9.8 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 2, 2025		February 1, 2025		August 3, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,739,369	$1,730,454	$1,246,875	$1,250,965	$932,573	$934,904
2025 Convertible Notes	—	—	156,155	202,852	156,155	187,870
2027 Convertible Notes	297,069	433,049	297,069	444,674	297,069	402,196
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$2,036,438	$2,163,503	$1,700,099	$1,898,491	$1,385,797	$1,524,970
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

7. Income Taxes

Income tax expense was $33.1 million during the second quarter of Fiscal 2025 compared with $25.9 million during the second quarter of Fiscal 2024. The effective tax rate for the second quarter of Fiscal 2025 was 26.0% compared with 26.0% during the second quarter of Fiscal 2024. The increase in tax expense is driven by higher pre-tax income while the effective tax rate remained consistent with prior year.

Income tax expense was $65.2 million during the six month period ended August 2, 2025 compared with $57.0 million during the six month period ended August 3, 2024. The effective tax rate for the six month period ended August 2, 2025 was 25.0% compared with 27.2% during the six month period ended August 3, 2024. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is mainly driven by the tax benefit from stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending certain provisions of the 2017 Tax Cuts and Jobs Act, including federal bonus depreciation and deductions related to domestic research and development expenditures. OBBBA had no material impact on the Company's Condensed Consolidated Statements of Income for the three and six-month periods ended August 2, 2025. The act resulted in a reclassification of certain tax liabilities from current to deferred liabilities on the Company's Condensed Consolidated Balance Sheet as of August 2, 2025.

Net deferred taxes are as follows:

	(in thousands)
	August 2,	February 1,	August 3,
	2025	2025	2024
Deferred tax asset	$2,248	$2,248	$2,190
Deferred tax liability	265,603	259,261	243,274
Net deferred tax liability	$263,355	$257,013	$241,084

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of August 2, 2025, the Company had a deferred tax asset related to net operating losses of $4.3 million, inclusive of $3.9 million related to state net operating losses that expire at various dates between 2026 and 2040, as well as $0.4 million related to Puerto Rico net operating losses set to expire by the end of Fiscal 2025 if not utilized.

As of August 2, 2025, the Company has tax credit carry-forwards totaling $9.2 million, inclusive of $7.3 million in foreign tax credits which will begin to expire in Fiscal 2033 and $1.9 million of state tax credit carry-forwards which will begin to expire at the end of Fiscal 2025 if not utilized.

As of August 2, 2025, February 1, 2025 and August 3, 2024, valuation allowances totaled $9.8 million, $8.9 million and $8.6 million, respectively. These allowances relate to state and Puerto Rico net operating losses, as well as state and foreign tax credit carry-forwards. The Company believes it is more likely than not that this portion of the deferred tax assets will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the six month period ended August 2, 2025, the Company acquired 101,929 shares of common stock from employees for approximately $23.8 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through August 15, 2025.

On May 20, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the six month period ended August 2, 2025, the Company repurchased 547,759 shares of common stock for $131.1 million under its repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of August 2, 2025, the Company had $632.1 million remaining under its share repurchase authorizations.

9. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock option and restricted stock unit awards, and the if-converted method for the Convertible Notes. The following table presents the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Basic net income per share
Net income	$94,185	$73,760	$195,018	$152,274
Weighted average number of common shares – basic	63,061	63,734	63,075	63,803
Net income per common share – basic	$1.49	$1.16	$3.09	$2.39
Diluted net income per share
Net income	$94,185	$73,760	$195,018	$152,274
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	63,061	63,734	63,075	63,803
Assumed exercise of stock options and vesting of restricted stock	579	431	621	421
Assumed conversion of convertible debt	253	163	270	60
Weighted average number of common shares – diluted	63,893	64,328	63,966	64,284
Net income per common share – diluted	$1.47	$1.15	$3.05	$2.37

Approximately 180,000 and 201,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended August 2, 2025, respectively, since their effect was anti-dilutive.

Approximately 1,044,000 and 913,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended August 3, 2024, respectively, since their effect was anti-dilutive.

10. Stock Based Compensation

On May 20, 2025, the Company’s stockholders approved an amendment to the Company's 2022 Omnibus Incentive Plan to, among other things, increase the number of shares of Company common stock subject to the plan by 3,100,000.

As of August 2, 2025, there were 6,056,535 shares of common stock available for issuance under the 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
Type of Non-Cash Stock Compensation	2025	2024	2025	2024
Restricted stock unit grants (a)	$14,137	$10,823	$25,108	$20,771
Stock option grants (a)	4,122	5,042	9,023	9,608
Performance stock unit grants (a)	14,189	8,914	20,133	13,506
Total (b)	$32,448	$24,779	$54,264	$43,885

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and six month periods ended August 2, 2025, the tax benefit related to the Company’s non-cash stock compensation was approximately $5.9 million and $10.1 million, respectively. For the three and six month periods ended August 3, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.3 million and $7.9 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 2, 2025 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2025	1,456,342	$196.77
Options granted	589	273.66
Options exercised (a)	(52,026)	162.04
Options forfeited	(24,896)	204.81
Options outstanding, August 2, 2025	1,380,009	197.97

(a)
Options exercised during the six month period ended August 2, 2025 had a total intrinsic value of $4.2 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 2, 2025:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,380,009	6.5	$197.97	$109.9
Options exercisable	911,194	5.6	$204.17	$68.9

The fair value of each stock option granted during the six month period ended August 2, 2025 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Six Months Ended
August 2,
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

Restricted Stock Units

Restricted stock unit transactions during the six month period ended August 2, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	653,406	$190.83
Awards granted	325,427	229.41
Awards vested (a)	(191,756)	202.53
Awards forfeited	(22,823)	197.39
Non-vested awards outstanding, August 2, 2025	764,254	204.12

(a)
Restricted stock units vested during the six month period ended August 2, 2025 had a total intrinsic value of $44.9 million.

The fair value of each share of restricted stock granted during the six month period ended August 2, 2025 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units are based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the six month period ended August 2, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	292,870	$188.37
Awards granted	173,183	225.17
Awards vested (a)	(99,388)	207.29
Awards forfeited	(3,776)	196.30
Non-vested awards outstanding, August 2, 2025	362,889	200.66

(a)
Performance-based stock awards vested during the six month period ended August 2, 2025 had a total intrinsic value of $23.3 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $54.3 million, $52.5 million and $83.9 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively. Among these arrangements, as of August 2, 2025, February 1, 2025 and August 3, 2024, the Company had letters of credit outstanding in the amount of $51.8 million, $51.9 million and $77.3 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $2.6 million, $0.6 million and $6.6 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $145.7 million, $147.5 million and $141.1 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.

Purchase Commitments

The Company had $2,012.7 million of purchase commitments related to goods that were not received as of August 2, 2025.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,138 stores as of August 2, 2025 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, high-quality branded merchandise at up to 60% off other retailers’ prices, including: fashion-focused women’s apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

Fiscal Year

Fiscal 2025 is defined as the 52-week year ended January 31, 2026. Fiscal 2024 is defined as the 52-week year ending February 1, 2025. The first and second quarters of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the six month period ended August 2, 2025, we opened 44 new stores, inclusive of eight relocations, and permanently closed six stores, exclusive of the aforementioned relocations, bringing our store count as of August 2, 2025 to 1,138 stores.

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

A broad, protracted slowdown or downturn in the U.S. economy, an extended period of high unemployment or inflation rates, an uncertain domestic or global economic outlook or a financial crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Conversely, if inflation declines, it could benefit our core customers who have been impacted by higher cost of living, and if economic growth slows, it could cause moderate and higher-income shoppers to become more value conscious. Either of these developments, if they occur, would be expected to improve our business. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations, initiatives or programs in areas including, but not limited to, trade and tariffs, taxes, healthcare, and immigration. In addition, trade and tariff regulations have had and are expected to continue to have an indirect impact on consumer prices. We will continue to monitor changes in tariff policy and the impact of these changes on our industry and the economy and seek to adjust to these changes as efficiently as possible. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., or public health issues such as pandemics or epidemics, could lead to a decrease in spending by consumers. In addition, natural disasters, public health issues, industrial accidents and acts of war or conflicts in various parts of the world (such as the conflict in Ukraine or the conflict in the Middle East), could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

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

Net income. We earned net income of $94.2 million during the three month period ended August 2, 2025 compared with net income of $73.8 million during the three month period ended August 3, 2024. We earned net income of $195.0 million during the six month period ended August 2, 2025 compared with a net income of $152.3 million during the six month period ended August 3, 2024. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and six months ended August 2, 2025, Adjusted Net Income increased $24.3 million to $101.8 million and increased $40.0 million to $204.3 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended August 2, 2025 compared with the three and six months ended August 3, 2024:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted Net Income:
Net income	$94,185	$73,760	$195,018	$152,274
Net favorable lease costs (a)	1,932	3,138	4,070	6,108
Costs related to debt amendments (b)	—	—	112	—
Impairment charges - long-lived assets	1,580	—	2,095	8,210
Litigation matters (c)	6,750	1,925	6,334	1,925
Tax effect (d)	(2,690)	(1,336)	(3,290)	(4,217)
Adjusted Net Income	$101,757	$77,487	$204,339	$164,300

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

During the three and six months ended August 2, 2025, Adjusted EBIT increased $35.7 million to $150.9 million and increased $52.6 million to $297.2 million, respectively, compared to the same periods in the prior year. During the three and six months ended August 2, 2025, Adjusted EBITDA increased $43.9 million to $245.7 million and increased $70.6 million to $483.8 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three and six months ended August 2, 2025 compared with the three and six months ended August 3, 2024:

	(unaudited)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$94,185	$73,760	$195,018	$152,274
Interest expense	17,427	16,582	33,237	33,231
Interest income	(4,124)	(6,128)	(8,835)	(14,200)
Net favorable lease costs (a)	1,932	3,138	4,070	6,108
Costs related to debt amendments (b)	—	—	112	—
Impairment charges - long-lived assets	1,580	—	2,095	8,210
Litigation matters (c)	6,750	1,925	6,334	1,925
Income tax expense	33,139	25,907	65,178	57,032
Adjusted EBIT	150,889	115,184	297,209	244,580
Depreciation and amortization	94,810	86,659	186,593	168,624
Adjusted EBITDA	$245,699	$201,843	$483,802	$413,204

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

	Three Months Ended	Six Months Ended
August 2, 2025	5%	2%
August 3, 2024	5%	3%

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

Gross margin as a percentage of net sales increased to 43.7% during the three month period ended August 2, 2025, compared with 42.8% during three month period ended August 3, 2024. Gross margin as a percentage of net sales increased to 43.8% during the six months ended August 2, 2025, compared with 43.2% during the six months ended August 3, 2024. These improvements were driven primarily by increased merchandise margin and decreased freight costs. The improvements in merchandise margin were driven by lower shortage and reduced markdowns, which more than offset lower markup due to tariffs. Product sourcing costs, which are included in selling, general and administrative expenses, were flat as a percentage of net sales during the three and six month periods ended August 2, 2025, compared with the three and six month periods ended August 3, 2024.

Inventory. Inventory at August 2, 2025 increased to $1,414.8 million compared with $1,222.7 million at August 3, 2024. The increase was attributable primarily to an increase in reserve inventory and 81 net new stores opened since the end of the second quarter of Fiscal 2024. Comparable store inventories decreased 8% compared to the second quarter of Fiscal 2024.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 50% of total inventory at the end of the second quarter of Fiscal 2025 compared to 41% at the end of the second quarter of Fiscal 2024.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $247.1 million during the six months ended August 2, 2025, compared with a decrease of $265.4 million during the six months ended August 3, 2024. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended August 2, 2025 and the three and six months ended August 3, 2024.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.1	0.2	0.2	0.2
Total revenue	100.1	100.2	100.2	100.2
Cost of sales	56.3	57.2	56.2	56.8
Selling, general and administrative expenses	35.2	35.1	35.0	35.1
Costs related to debt amendments	—	—	0.0	—
Depreciation and amortization	3.5	3.5	3.6	3.5
Impairment charges - long-lived assets	0.1	—	—	0.2
Other income - net	(0.2)	(0.4)	(0.3)	(0.4)
Interest expense	0.6	0.7	0.6	0.7
Total costs and expenses	95.5	96.1	95.1	95.9
Income before income tax expense	4.6	4.1	5.1	4.3
Income tax expense	1.2	1.1	1.3	1.2
Net income	3.4%	3.0%	3.8%	3.1%

Three Month Period Ended August 2, 2025 Compared With the Three Month Period Ended August 3, 2024

Net sales

Net sales improved $239.8 million, or 9.7%, to $2,701.0 million during the second quarter of Fiscal 2025, primarily driven by net sales from our 81 net new stores opened since the end of the second quarter of Fiscal 2024 as well as an increase of 5% in comparable stores sales during the three month period ended August 2, 2025.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.3% during the second quarter of Fiscal 2025, compared to 57.2% during the second quarter of Fiscal 2024. This improvement was driven primarily by increased merchandise margin and decreased freight costs. The improvement in merchandise margin was driven by lower shortage and reduced markdowns, which more than offset lower markup due to tariffs. On a dollar basis, cost of sales increased $111.5 million, or 7.9%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales increased to 35.2% during the second quarter of Fiscal 2025, compared to 35.1% during the second quarter of Fiscal 2024. The increase was primarily driven by an increase in incentive compensation, partially offset by improvement in store payroll costs. On a dollar basis, selling, general and administrative expenses increased by $86.0 million, or 9.9%, to $949.9 million during the second quarter of Fiscal 2025. The increase was primarily driven by our 81 net new stores opened since the end of the second quarter of Fiscal 2024.

During the second quarter of Fiscal 2025 and Fiscal 2024, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $10.8 million and $3.3 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the second quarter of Fiscal 2025 and Fiscal 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $94.8 million during the second quarter of Fiscal 2025 compared with $86.7 million during the second quarter of Fiscal 2024. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores, as well as capital expenditures related to our supply chain.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $1.6 million during the second quarter of Fiscal 2025, related to unrecoverable store assets. There were no impairment charges on long-lived assets during the second quarter of Fiscal 2024.

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

Interest expense

Interest expense increased $0.8 million during the second quarter of Fiscal 2025 to $17.4 million, compared to the same period in the prior year. Increases related to the upsize of the Term Loan Facility and ABL borrowings were offset by increased capitalized interest as a result of the ongoing construction of a distribution center. Additionally, the Company paid down the 2025 Convertible Notes during the first quarter of Fiscal 2025.

The average interest rate on the Term Loan Facility was 6.1% and 7.4% for the second quarter of Fiscal 2025 and the second quarter of Fiscal 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,527.9 million and $934.0 million for the second quarter of Fiscal 2025 and the second quarter of Fiscal 2024, respectively.

The average interest rate on the ABL Line of Credit was 5.5% for the second quarter of Fiscal 2025. The average balance on the ABL Line of Credit was $57.1 million for the second quarter of Fiscal 2025. There were no borrowings under the ABL Line of Credit during the second quarter of Fiscal 2024.

Income tax expense

Income tax expense was $33.1 million during the second quarter of Fiscal 2025 compared with income tax expense of $25.9 million during the second quarter of Fiscal 2024. The effective tax rate for the second quarter of Fiscal 2025 was 26.0% compared with 26.0% during the second quarter of Fiscal 2024. The increase in tax expense is driven by higher pre-tax income while the effective tax rate remained consistent with prior year.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2025 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $94.2 million for the second quarter of Fiscal 2025 compared with $73.8 million for the second quarter of Fiscal 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $8.1 million and $2.5 million of expense, net of income taxes, for the second quarter of Fiscal 2025 and Fiscal 2024, respectively, related to the bankruptcy acquired leases.

Six Month Period Ended August 2, 2025 Compared With the Six Month Period Ended August 3, 2024

Net sales

Net sales improved $382.6 million, or 7.9%, to $5,201.1 million during the six month period ended August 2, 2025, primarily driven by the net sales of 81 net new stores opened since the end of the second quarter of Fiscal 2024, as well as an increase of 2% in comparable stores sales during the six month period ended August 2, 2025.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.2% during the six month period ended August 2, 2025, compared to 56.8% during the six month period ended August 3, 2024. This improvement was driven primarily by increased merchandise margin and decreased freight costs. The improvement in merchandise margin was primarily driven by lower shortage. On a dollar basis, cost of sales increased $185.9 million, or 6.8%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% during the six month period ended August 2, 2025, compared to 35.1% during the six month period ended August 3, 2024. The decrease was primarily driven by an improvement in store payroll costs, partially offset by an increase in incentive compensation. On a dollar basis, selling, general and administrative expenses increased by $128.8 million, or 7.6%, to $1,818.0 million during the six month period ended August 2, 2025. The increase was primarily driven by our 81 net new stores opened since the end of the second quarter of Fiscal 2024.

During the six month periods ended August 2, 2025 and August 3, 2024, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $16.6 million and $9.4 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the six month periods ended August 2, 2025 and August 3, 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $186.6 million during the six month period ended August 2, 2025 compared with $168.6 million during the six month period ended August 3, 2024. The increase in depreciation and amortization expense was primarily driven by capital expenditures related to our supply chain, as well as new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $2.1 million during the six month period ended August 2, 2025, related to unrecoverable store assets. Impairment charges on long-lived assets were $8.2 million during the six month period ended August 3, 2024, related to a sale-leaseback transaction at one owned store sold below net carrying value.

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

Interest expense

Interest expense remained flat during the six month period ended August 2, 2025 at $33.2 million, compared to the same period in the prior year. Increases related to the upsize of the Term Loan Facility and ABL borrowings were offset by increased capitalized interest as a result of the ongoing construction of a distribution center. Additionally, the Company paid down the 2025 Convertible Notes during the first quarter of Fiscal 2025.

The average interest rate on the Term Loan Facility was 6.1% and 7.4% for the six month period ended August 2, 2025 and the six month period ended August 3, 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,386.8 million and $935.3 million for the six month period ended August 2, 2025 and the six month period ended August 3, 2024, respectively.

The average interest rate on the ABL Line of Credit was 5.5% for the six month period ended August 2, 2025. The average balance on the ABL Line of Credit was $40.4 million for the six month period ended August 2, 2025. There were no borrowings under the ABL Line of Credit during the six month period ended August 3, 2024.

Income tax expense

Income tax expense was $65.2 million during the six month period ended August 2, 2025 compared with income tax expense of $57.0 million during the six month period ended August 3, 2024. The effective tax rate for the six month period ended August 2, 2025 was 25.0% compared with 27.2% during the six month period ended August 3, 2024. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is mainly driven by the tax benefit from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the six month period ended August 2, 2025 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $195.0 million for the six month period ended August 2, 2025 compared with $152.3 million for the six month period ended August 3, 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $12.4 million and $6.8 million of expense, net of income taxes, for the first half of Fiscal 2025 and Fiscal 2024, respectively, related to the bankruptcy acquired leases.

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

Cash Flow for the Six Month Period Ended August 2, 2025 Compared With the Six Month Period Ended August 3, 2024

We used $247.1 million of cash during the six month period ended August 2, 2025 compared with a use of $265.4 million during the six month period ended August 3, 2024.

Net cash provided by operating activities amounted to $150.5 million during the six month period ended August 2, 2025, compared with $209.8 million during the six month period ended August 3, 2024. The decrease in our operating cash flows was primarily driven by the impact of changes in working capital, partially offset by improved sales and gross margin.

Net cash used in investing activities was $581.4 million during the six month period ended August 2, 2025 compared with $362.3 million during the six month period ended August 3, 2024. This change was primarily the result of an increase in capital expenditures related to supply chain costs from the purchase and build-out of distribution centers as well as increased store openings.

Net cash provided by financing activities was $183.8 million during the six month period ended August 2, 2025 compared with net cash used of $113.0 million during the six month period ended August 3, 2024. This change was primarily driven by the upsize of the Term Loan Facility during the second quarter of Fiscal 2025, partially offset by settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at August 2, 2025 of $480.3 million compared with $79.3 million at August 3, 2024. The increase in working capital was primarily due to increased inventory and decreased current maturities of long term debt related to the settlement of the 2025 Convertible Notes. We had working capital at February 1, 2025 of $356.3 million.

Capital Expenditures

For the six month period ended August 2, 2025, capital expenditures, net of $13.6 million of landlord allowances, amounted to $639.9 million (inclusive of accrued capital expenditures).

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

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through August 15, 2025.

On May 20, 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the six month period ended August 2, 2025, we repurchased 547,759 shares of common stock for $131.1 million under these repurchase programs. As of August 2, 2025, we had $632.1 million remaining under our share repurchase authorization.

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

Operational Growth

During the six month period ended August 2, 2025, we opened 44 new stores, inclusive of eight relocations, and closed six stores, exclusive of the aforementioned relocations, bringing our store count as of August 2, 2025 to 1,138 stores. During Fiscal 2025, we plan to open 100 net new stores.

Debt and Hedging

As of August 2, 2025, our obligations, inclusive of original issue discount, include $1,727.1 million under our Term Loan Facility, $297.1 million of our 2027 Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $23.9 million of finance lease obligations as of August 2, 2025.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 2, 2025 of $1,739.4 million maturing on September 24, 2031.

On September 24, 2024, we entered into an amendment to the Term Loan Facility dated as of February 24, 2011 (the "Amendment"), which among other things, (i) refinanced the outstanding $933.0 million principal amount of Term B-6 Loans with Term B-7 Loans in an aggregate principal amount of $1,250.0 million, which includes incremental term loans in an aggregate principal amount of $317.0 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to our term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removed the SOFR adjustment. The Term B-7 Loans were issued with an original issue discount of 99.5.

On June 11, 2025, we entered into an amendment to the Term Loan Facility, which among other things, incurred $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to the existing Term B-7 Loans and are fungible with the existing Term B-7 Loans.

At August 2, 2025, our borrowing rate related to the Term Loan Facility was 6.1%.

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $1,000.0 million of revolving commitments (subject to a borrowing base limitation) maturing on July 25, 2030, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to $1,200.0 million an amount not to exceed the sum of (i) the greater of (x) $300.0 million and (y) the amount by which the Borrowing Base exceeds the aggregate Commitments, plus (iii) the amount of all permanent reductions in commitments after July 25, 2025. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate (in each case, plus a credit spread adjustment of 0.10%), and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions)

On July 25, 2025, we entered into an amendment to the ABL Line of Credit in order to, among other things, (i) increase the aggregate principal amount of the commitments from $900.0 million to $1,000.0 million and (ii) extend the maturity date of the commitments and loans from December 22, 2026 to July 25, 2030.

At August 2, 2025, we had $945.7 million available under the ABL Line of Credit. Average borrowings during the six month period ended August 2, 2025 amounted to $40.4 million at an average interest rate of 5.5%.

2025 Convertible Notes

On April 16, 2020, we issued 2025 Convertible Notes, which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, the Company paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, the Company paid in cash the principal balance and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

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

The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

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

Hedging

During the second quarter of Fiscal 2025, we entered into a $200.0 million interest rate swap agreement with a fixed interest rate of 3.76%. On the same date, we also entered into a $100.0 million interest rate swap agreement with a fixed interest rate of 3.73%.

In total, we have interest rate swaps which hedge $1,100.0 million of variable rate exposure under our Term Loan Facility. The interest rate swaps are designated as cash flow hedges and expire on September 24, 2031. Refer to Note 5, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

Certain Information Concerning Contractual Obligations

We had $2,012.7 million of purchase commitments related to goods that were not received as of August 2, 2025, and had $4,879.2 million of future minimum lease payments under operating leases as of August 2, 2025. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2024 10-K.

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

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our condensed consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; competitive factors, including the scale and potential consolidation of some of our competitors, rise of e-commerce spending, pricing and promotional activities of major competitors, and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; our ability to meet evolving regulatory requirements and stakeholder expectations regarding our environmental, social or governance matters; extreme and/or unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; effects of public health crises, epidemics or pandemics; our ability to sustain our growth plans or successfully implement our long-range strategic plans; our ability to execute our opportunistic buying and inventory management process; our ability to optimize our existing stores or maintain favorable lease terms; the availability, selection and purchasing of attractive brand name merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in sufficient numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; disruption in our distribution network; our ability to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks; risks related to the methods of payment we accept; the success of our advertising and marketing programs in generating sufficient levels of customer traffic and awareness; damage to our corporate reputation or brand; impact of potential loss of executives or other key personnel; our ability to comply with existing and changing laws, rules, regulations and local codes; lack of or insufficient insurance coverage; issues with merchandise safety and shrinkage; our ability to comply with increasingly rigorous privacy and data security regulations; impact of legal and regulatory proceedings relating to us; use of social media by us or by third parties at our direction in violation of applicable laws and regulations; our ability to generate sufficient cash to fund our operations and service our debt obligations; our ability to comply with covenants in our debt agreements; the consequences of the possible conversion of our convertible notes; our reliance on dividends, distributions and other payments, advance and transfers of funds from our subsidiaries to meet our obligations; the volatility of our stock price; the impact of the anti-takeover provisions in our governing documents; impact of potential shareholder activism and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2024 10-K and as further updated under the heading “Risk Factors” in Part II, Item 1A above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On June 11, 2025, the Company entered into an amendment to the Term Loan Facility, which among other things, incurred $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to the existing Term B-7 Loans and are fungible with the existing Term B-7 Loans.

On June 12, 2025, the Company entered into a $200.0 million interest rate swap agreement with a fixed interest rate of 3.76%. On the same date, the Company also entered into a $100.0 million interest rate swap agreement with a fixed interest rate of 3.73%.

On July 25, 2025, the Company entered into an amendment to the ABL Line of Credit in order to, among other things, (i) increase the aggregate principal amount of the commitments from $900.0 million to $1,000.0 million and (ii) extend the maturity date of the commitments and loans from December 22, 2026 to July 25, 2030.

There were no other material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2024 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 2, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2025.

During the quarter ended August 2, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Over the past few years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we have been impacted by the volatility in effective tariffs, including new tariffs that have commenced in 2025, retaliatory tariffs and other restrictions on trade that have resulted and may result in the future. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 2, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 4, 2025 through May 31, 2025	43,670	$251.47	43,670	$646,964
June 1, 2025 through July 5, 2025	18,460	$230.41	18,460	$642,711
July 6, 2025 through August 2, 2025	40,344	$263.61	40,344	$632,076
Total	102,474		102,474

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On August 15, 2023, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which is authorized to be executed through August 15, 2025. During the second quarter of Fiscal 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 11, 2025, Travis Marquette, the Company’s President and Chief Operating Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 50% of the net vested shares of the Company’s common stock received in connection with the vesting of up to an aggregate of 19,651 restricted stock units and performance stock units in 2025 and 2026, subject to certain conditions. The plan’s expiration date is May 8, 2026.

During the three-month period ended August 2, 2025, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1+	First Amendment to the Burlington Stores, Inc. 2022 Omnibus Incentive Plan.	Current Report on Form 8-K	May 27, 2025
10.2+	Burlington Stores, Inc. Executive Change in Control Severance Plan.	Quarterly Report on Form 10-Q	May 30, 2025
10.3

Amendment No. 12, dated as of June 11, 2025, to the Credit Agreement dated as of February 24, 2011 (as amended), by and among Burlington Coat Factory Warehouse Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and facility guarantors party thereto.

		Current Report on Form 8-K	June 13, 2025
10.4

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

		Current Report on Form 8-K	July 29, 2025

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 28, 2025