Form 10-Q
period 2025-11-01
Burlington Stores, Inc.
filed 2025-11-25
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

The registrant had 62,927,006 shares of common stock outstanding as of November 1, 2025.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
REVENUES:
Net sales	$2,706,003	$2,526,174	$7,907,104	$7,344,685
Other revenue	4,437	4,522	12,427	13,081
Total revenue	2,710,440	2,530,696	7,919,531	7,357,766
COSTS AND EXPENSES:
Cost of sales	1,509,853	1,418,143	4,434,573	4,156,989
Selling, general and administrative expenses	947,518	893,092	2,765,507	2,582,299
Costs related to debt amendments	—	4,553	112	4,553
Depreciation and amortization	99,283	87,470	285,876	256,094
Impairment charges - long-lived assets	3,786	3,044	5,881	11,254
Other income - net	(2,309)	(5,874)	(9,326)	(12,028)
Loss on extinguishment of debt	—	1,412	—	1,412
Interest income	(4,904)	(6,951)	(13,737)	(21,151)
Interest expense	19,154	17,769	52,391	51,000
Total costs and expenses	2,572,381	2,412,658	7,521,277	7,030,422
Income before income tax expense	138,059	118,038	398,254	327,344
Income tax expense	33,309	27,441	98,487	84,473
Net income	$104,750	$90,597	$299,767	$242,871

Net income per common share:
Common stock - basic	$1.66	$1.43	$4.75	$3.81
Common stock - diluted	$1.63	$1.40	$4.68	$3.77
Weighted average number of common shares:
Common stock - basic	62,982	63,563	63,044	63,723
Common stock - diluted	64,068	64,619	64,027	64,395

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024

Net income	$104,750	$90,597	$299,767	$242,871
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	199	15,895	(19,389)	14,593
Net reclassification into earnings during the period	(3,194)	(3,476)	(9,284)	(10,166)
Other comprehensive (loss) income, net of tax	(2,995)	12,419	(28,673)	4,427
Total comprehensive income	$101,755	$103,016	$271,094	$247,298

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	November 1,	February 1,	November 2,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$584,079	$994,698	$857,800
Accounts receivable—net	116,223	88,079	102,872
Merchandise inventories	1,658,435	1,250,775	1,440,695
Assets held for disposal	3,364	32,193	32,444
Prepaid and other current assets	299,925	263,058	256,609
Total current assets	2,662,026	2,628,803	2,690,420
Property and equipment—net	2,938,985	2,369,720	2,109,025
Operating lease assets	3,638,825	3,386,852	3,264,632
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,312	2,248	2,131
Other assets	69,506	97,726	91,588
Total assets	$9,596,718	$8,770,413	$8,442,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,118,350	$1,038,148	$1,101,920
Current operating lease liabilities	405,330	406,891	401,840
Other current liabilities	659,563	656,581	626,860
Current maturities of long term debt	19,953	170,891	170,823
Total current liabilities	2,203,196	2,272,511	2,301,443
Long term debt	2,015,471	1,539,918	1,542,712
Long term operating lease liabilities	3,504,001	3,253,825	3,124,116
Other liabilities	74,303	74,402	74,091
Deferred tax liabilities	272,238	259,261	254,011
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 83,320,487 shares, 82,805,353 shares and 82,781,089 shares, respectively
Outstanding: 62,927,006 shares, 63,284,385 shares, 63,481,004 shares, respectively	9	8	8
Additional paid-in-capital	2,342,978	2,237,579	2,216,224
Accumulated earnings	1,787,471	1,487,703	1,226,935
Accumulated other comprehensive income	13,849	42,522	37,960
Treasury stock, at cost	(2,616,798)	(2,397,316)	(2,334,640)
Total stockholders' equity	1,527,509	1,370,496	1,146,487
Total liabilities and stockholders' equity	$9,596,718	$8,770,413	$8,442,860

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	November 1,	November 2,
	2025	2024
OPERATING ACTIVITIES
Net income	$299,767	$242,871
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	285,876	256,094
Impairment charges—long-lived assets	5,881	11,254
Amortization of deferred financing costs	2,141	2,285
Accretion of long term debt instruments	1,243	732
Deferred income taxes	23,337	25,094
Loss on extinguishment of debt	—	1,412
Non-cash stock compensation expense	81,693	69,296
Non-cash lease expense	(2,687)	(4,891)
Cash received from landlord allowances	31,094	9,253
Changes in assets and liabilities:
Accounts receivable	(28,400)	(29,120)
Merchandise inventories	(407,660)	(352,854)
Prepaid and other current assets	(42,894)	(40,445)
Accounts payable	78,282	163,738
Other current liabilities	(19,690)	(22,564)
Other long term assets and long term liabilities	(5,153)	376
Other operating activities	(8,966)	(12,319)
Net cash provided by operating activities	293,864	320,212
INVESTING ACTIVITIES
Cash paid for property and equipment	(842,195)	(527,065)
Lease acquisition costs	(23,338)	(9,306)
Net proceeds from sale of property and equipment and assets held for sale	27,720	485
Net cash used in investing activities	(837,813)	(535,886)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	150,000	—
Principal payments on long term debt—ABL Line of Credit	(150,000)	—
Proceeds from long term debt—Term Loan Facility	495,000	605,843
Principal payments on long term debt—Term Loan Facility	(11,888)	(299,472)
Principal payment on long term debt— 2025 Convertible Notes	(156,158)	—
Purchase of treasury shares	(218,199)	(194,200)
Proceeds from stock option exercises	23,710	28,573
Other financing activities	865	7,371
Net cash provided by financing activities	133,330	148,115
Decrease in cash and cash equivalents	(410,619)	(67,559)
Cash and cash equivalents at beginning of period	994,698	925,359
Cash and cash equivalents at end of period	$584,079	$857,800
Supplemental disclosure of cash flow information:
Interest paid	$75,928	$61,939
Income tax payments - net	$141,392	$137,484
Non-cash investing and financing activities:
Finance lease modification	$—	$(1,523)
Accrued purchases of property and equipment	$126,291	$93,266

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2025

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of November 1, 2025, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,211 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Fiscal 2024 10-K). The balance sheet at February 1, 2025 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2024 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended November 1, 2025 are not necessarily indicative of results for the fiscal year.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2024 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2025 is defined as the 52-week year ending January 31, 2026, and Fiscal 2024 is defined as the 52-week year ended February 1, 2025. The first, second and third quarters of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Total revenue	$2,710,440	$2,530,696	$7,919,531	$7,357,766

Cost of sales	1,509,853	1,418,143	4,434,573	4,156,989
Product sourcing costs	213,986	209,307	619,784	583,523
Other segment expenses (a)	733,532	683,785	2,145,723	1,998,776
Costs related to debt amendments	—	4,553	112	4,553
Depreciation and amortization	99,283	87,470	285,876	256,094
Impairment charges - long-lived assets	3,786	3,044	5,881	11,254
Other income - net	(2,309)	(5,874)	(9,326)	(12,028)
Loss on extinguishment of debt	—	1,412	—	1,412
Interest income	(4,904)	(6,951)	(13,737)	(21,151)
Interest expense	19,154	17,769	52,391	51,000
Income tax expense	33,309	27,441	98,487	84,473
Net income	$104,750	$90,597	$299,767	$242,871
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

New Accounting Pronouncements

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and nine month periods ended November 1, 2025.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2025-06), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its disclosures in the consolidated financial statements.

2. Stockholders’ Equity

Activity for the three and nine month periods ended November 1, 2025 and November 2, 2024 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496
Net income	—	—	—	100,833	—	—	—	100,833
Stock options exercised	20,536	—	2,766	—	—	—	—	2,766
Shares used for tax withholding	—	—	—	—	—	(96,295)	(22,347)	(22,347)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced program, inclusive of $0.6 million related to excise tax	—	—	—	—	—	(445,285)	(105,851)	(105,851)
Vesting of restricted shares	266,170	—	—	—	—	—	—	—
Stock based compensation	—	—	21,817	—	—	—	—	21,817
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.5 million	—	—	—	—	(12,532)	—	—	(12,532)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(2,981)	—	—	(2,981)
Balance at May 3, 2025	83,149,208	9	2,262,157	1,588,536	27,009	(20,062,548)	(2,525,514)	1,352,197
Net income	—	—	—	94,185	—	—	—	94,185
Stock options exercised	31,490	—	5,664	—	—	—	—	5,664
Shares used for tax withholding	—	—	—	—	—	(5,634)	(1,451)	(1,451)
Shares purchased as part of publicly announced program, inclusive of $0.2 million related to excise tax	—	—	—	—	—	(102,474)	(26,061)	(26,061)
Vesting of restricted shares	24,974	—	—	—	—	—	—	—
Stock based compensation	—	—	32,448	—	—	—	—	32,448
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(7,055)	—	—	(7,055)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(3,110)	—	—	(3,110)
Balance at August 2, 2025	83,205,672	9	2,300,269	1,682,721	16,844	(20,170,656)	(2,553,026)	1,446,817
Net income	—	—	—	104,750	—	—	—	104,750
Stock options exercised	90,043	—	15,280	—	—	—	—	15,280
Shares used for tax withholding	—	—	—	—	—	(8,853)	(2,446)	(2,446)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(213,972)	(61,326)	(61,326)
Vesting of restricted shares	24,772	—	—	—	—	—	—	—
Stock based compensation	—	—	27,429	—	—	—	—	27,429
Unrealized gains on interest rate derivative contracts, net of related taxes of $0.1 million	—	—	—	—	199	—	—	199
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,194)	—	—	(3,194)
Balance at November 1, 2025	83,320,487	$9	$2,342,978	$1,787,471	$13,849	(20,393,481)	$(2,616,798)	$1,527,509

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at February 3, 2024	82,399,577	$8	$2,118,356	$984,064	$33,533	(18,435,206)	$(2,139,029)	$996,932
Net income	—	—	—	78,514	—	—	—	78,514
Stock options exercised	55,688	—	8,472	—	—	—	—	8,472
Shares used for tax withholding	—	—	—	—	—	(63,407)	(12,222)	(12,222)
Shares purchased as part of publicly announced program, inclusive of $0.4 million related to excise tax	—	—	—	—	—	(312,238)	(63,769)	(63,769)
Vesting of restricted shares	181,607	—	—	—	—	—	—	—
Stock based compensation	—	—	19,107	—	—	—	—	19,107
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.8 million	—	—	—	—	7,735	—	—	7,735
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,343)	—	—	(3,343)
Balance at May 4, 2024	82,636,872	8	2,145,935	1,062,578	37,925	(18,810,851)	(2,215,020)	1,031,426
Net income	—	—	—	73,760	—	—	—	73,760
Stock options exercised	89,961	—	15,393	—	—	—	—	15,393
Shares used for tax withholding	—	—	—	—	—	(3,790)	(916)	(916)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(269,508)	(61,721)	(61,721)
Vesting of restricted shares	19,674	—	—	—	—	—	—	—
Stock based compensation	—	—	24,779	—	—	—	—	24,779
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.3 million	—	—	—	—	(9,037)	—	—	(9,037)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.2 million	—	—	—	—	(3,347)	—	—	(3,347)
Balance at August 3, 2024	82,746,507	8	2,186,107	1,136,338	25,541	(19,084,149)	(2,277,657)	1,070,337
Net income	—	—	—	90,597	—	—	—	90,597
Stock options exercised	26,519	—	4,707	—	—	—	—	4,707
Shares used for tax withholding	—	—	—	—	—	(2,564)	(601)	(601)
Shares purchased as part of publicly announced program, inclusive of $0.5 million related to excise tax	—	—	—	—	—	(213,372)	(56,382)	(56,382)
Vesting of restricted shares	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	25,410	—	—	—	—	25,410
Unrealized gains on interest rate derivative contracts, net of related taxes of $5.8 million	—	—	—	—	15,895	—	—	15,895
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.3 million	—	—	—	—	(3,476)	—	—	(3,476)
Balance at November 2, 2024	82,781,089	$8	$2,216,224	$1,226,935	$37,960	(19,300,085)	$(2,334,640)	$1,146,487

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2025 (remainder)	$149,477	907
2026	665,516	3,640
2027	700,539	3,640
2028	660,332	3,447
2029	596,802	2,104
Thereafter	2,272,388	18,683
Total future minimum lease payments	5,045,054	32,421
Amount representing interest	(1,135,723)	(9,084)
Total lease liabilities	3,909,331	23,337
Less: current portion of lease liabilities	(405,330)	(2,428)
Total long term lease liabilities	$3,504,001	$20,909

Weighted average discount rate	6.2%	5.5%
Weighted average remaining lease term (years)	8.0	11.7

The above schedule excludes approximately $382.4 million for 69 stores the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Finance lease cost:
Amortization of finance lease asset (a)	$566	$566	$1,698	$2,007
Interest on lease liabilities (b)	322	351	989	1,096
Operating lease cost (c)	174,642	158,211	508,114	466,239
Variable lease cost (c)	70,699	63,652	207,065	186,204
Total lease cost	246,229	222,780	717,866	655,546
(Gain) impairment on sale and leaseback transaction (d)	—	—	(1,039)	8,210
Less all rental income (e)	(1,143)	(1,261)	(3,544)	(3,974)
Total net rent expense (f)	$245,086	$221,519	$713,283	$659,782

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
(d)
Gain included in line item “Other income - net” and impairment included in the line item "Impairment charges - long-lived assets" in the Company’s Condensed Consolidated Statements of Income.
(e)
Included in the line item “Other revenue” in the Company’s Condensed Consolidated Statements of Income.
(f)
Excludes an immaterial amount of short-term lease cost.

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Nine Months Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$510,801	$471,192
Cash payments for the principal portion of finance lease liabilities (b)	$1,643	$2,041
Cash payments for the interest portion of finance lease liabilities (a)	$989	$1,096
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$613,198	$492,546

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	November 1,	February 1,	November 2,
	2025	2025	2024
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,723,277	$1,238,921	$1,241,737
Convertible senior notes, 2.25%, matured on April 15, 2025	—	156,155	156,155
Convertible senior notes, 1.25%, matures on December 15, 2027	297,069	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on July 25, 2030	—	—	—
Finance lease obligations	23,337	24,980	25,505
Unamortized deferred financing costs	(8,259)	(6,316)	(6,931)
Total debt	2,035,424	1,710,809	1,713,535
Less: current maturities	(19,953)	(170,891)	(170,823)
Long term debt, net of current maturities	$2,015,471	$1,539,918	$1,542,712

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of November 1, 2025 of $1,735.0 million maturing on September 24, 2031.

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

At November 1, 2025 and November 2, 2024, the interest rate related to the Term Loan Facility was 5.7% and 6.4%, respectively.

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

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $1,000.0 million of revolving commitments (subject to a borrowing base limitation) maturing on July 25, 2030, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to an amount not to exceed the sum of (i) the greater of (x) $300.0 million and (y) the amount by which the Borrowing Base exceeds the aggregate Commitments, plus (iii) the amount of all permanent reductions in commitments after July 25, 2025. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate, and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions).

On July 25, 2025, the Company entered into an amendment to the ABL Line of Credit in order to, among other things, (i) increase the aggregate principal amount of the commitments from $900.0 million to $1,000.0 million and (ii) extend the maturity date of the commitments and loans from December 22, 2026 to July 25, 2030.

At November 1, 2025, the Company had $947.9 million available under the ABL Line of Credit. Average borrowings during the nine month period ended November 1, 2025 amounted to $26.9 million at an average interest rate of 5.5%. There were no borrowings under the ABL Line of Credit during three month period ended November 1, 2025.

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

As of November 1, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Four	$1,100.0 million	2.83% - 3.76%	September 24, 2031

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	November 1, 2025		February 1, 2025		November 2, 2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$16,227	Other assets	$45,699	Other assets	$38,143
Interest rate swap contracts	Other liabilities	$5,264	Other liabilities	$—	Other liabilities	$—

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Interest Rate Derivatives:	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Unrealized gains (losses), before taxes	$264	$21,696	$(26,439)	$19,931
Income tax (expense) benefit	(65)	(5,801)	7,050	(5,338)
Unrealized gains (losses), net of taxes	$199	$15,895	$(19,389)	$14,593

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods.

	(in thousands)
	Three Months Ended		Nine Months Ended
Component of Earnings:	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest benefit	$(4,353)	$(4,745)	$(12,658)	$(13,876)
Income tax expense	1,159	1,269	3,374	3,710
Net reclassification into earnings	$(3,194)	$(3,476)	$(9,284)	$(10,166)

The Company estimates that approximately $9.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of November 1, 2025, February 1, 2025 and November 2, 2024 are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 1,	February 1,	November 2,
	2025	2025	2024
Level 1
Cash equivalents	$164,478	$728,443	$481,491

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

Impairment charges on long-lived assets were $3.8 million during the third quarter of Fiscal 2025, primarily related to one owned store that is expected to sell below net carrying value. Impairment charges on long-lived assets were $3.0 million during the third quarter of Fiscal 2024, related to stores that relocated and closed before the end of the respective lease-end dates.

Impairment charges on long-lived assets were $5.9 million during the nine month period ended November 1, 2025, primarily related to two owned stores that are expected to sell below net carrying value as well as stores with unrecoverable assets. Impairment charges on long-lived assets were $11.3 million during the nine month period ended November 2, 2024, primarily related to a sale-leaseback transaction at one owned store sold below net carrying value and stores relocated and closed before the end of the respective lease-end dates. During the nine month period ended November 1, 2025 and the nine month period ended November 2, 2024, the assets impaired had a remaining carrying value after impairments of $31.3 million and $61.0 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	November 1, 2025		February 1, 2025		November 2, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,734,987	$1,732,819	$1,246,875	$1,250,965	$1,250,000	$1,249,219
2025 Convertible Notes	—	—	156,155	202,852	156,155	182,166
2027 Convertible Notes	297,069	425,490	297,069	444,674	297,069	395,611
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$2,032,056	$2,158,309	$1,700,099	$1,898,491	$1,703,224	$1,826,996
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

7. Income Taxes

Income tax expense was $33.3 million during the third quarter of Fiscal 2025 compared with $27.4 million during the third quarter of Fiscal 2024. The effective tax rate for the third quarter of Fiscal 2025 was 24.1% compared with 23.2% during the third quarter of Fiscal 2024. The increase in income tax expense is due to higher pre-tax income. The lower tax rate in the prior period was primarily attributable to a favorable adjustment related to adopting the foreign tax credit.

Income tax expense was $98.5 million during the nine month period ended November 1, 2025 compared with $84.5 million during the nine month period ended November 2, 2024. The effective tax rate for the nine month period ended November 1, 2025 was 24.7% compared with 25.8% during the nine month period ended November 2, 2024. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is primarily driven by the tax benefit from stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending certain provisions of the 2017 Tax Cuts and Jobs Act, including federal bonus depreciation and deductions related to domestic research and development expenditures. OBBBA had no material impact on the Company's Condensed Consolidated Statements of Income for the three and nine-month periods ended November 1, 2025. The act resulted in a reclassification of certain tax liabilities from current to deferred liabilities on the Company's Condensed Consolidated Balance Sheet.

Net deferred taxes are as follows:

	(in thousands)
	November 1,	February 1,	November 2,
	2025	2025	2024
Deferred tax asset	$2,312	$2,248	$2,131
Deferred tax liability	272,238	259,261	254,011
Net deferred tax liability	$269,926	$257,013	$251,880

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of November 1, 2025, the Company had a deferred tax asset related to net operating losses of $4.3 million, inclusive of $3.9 million related to state net operating losses that expire at various dates between 2026 and 2040, as well as $0.4 million related to Puerto Rico net operating losses set to expire by the end of Fiscal 2025 if not utilized.

As of November 1, 2025, the Company has tax credit carry-forwards totaling $8.6 million, inclusive of $7.4 million in foreign tax credits which will begin to expire in Fiscal 2033 and $1.2 million of state tax credit carry-forwards which will begin to expire at the end of Fiscal 2025 if not utilized.

As of November 1, 2025, February 1, 2025 and November 2, 2024, valuation allowances totaled $9.2 million, $8.9 million and $7.2 million, respectively. These allowances relate to state and Puerto Rico net operating losses, as well as state and foreign tax credit carry-forwards. The Company believes it is more likely than not that this portion of the deferred tax assets will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the nine month period ended November 1, 2025, the Company acquired 110,782 shares of common stock from employees for approximately $26.2 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On August 15, 2023, the Company's Board of Directors authorized the repurchase of up to $500.0 million of common stock, which expired on August 15, 2025.

On May 20, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the nine month period ended November 1, 2025, the Company repurchased 761,731 shares of common stock for $192.0 million under its repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of November 1, 2025, the Company had $444.5 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Basic net income per share
Net income	$104,750	$90,597	$299,767	$242,871
Weighted average number of common shares – basic	62,982	63,563	63,044	63,723
Net income per common share – basic	$1.66	$1.43	$4.75	$3.81
Diluted net income per share
Net income	$104,750	$90,597	$299,767	$242,871
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	62,982	63,563	63,044	63,723
Assumed exercise of stock options and vesting of restricted stock	730	637	667	485
Assumed conversion of convertible debt	356	419	316	187
Weighted average number of common shares – diluted	64,068	64,619	64,027	64,395
Net income per common share – diluted	$1.63	$1.40	$4.68	$3.77

Approximately 179,000 and 182,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended November 1, 2025, respectively, since their effect was anti-dilutive.

Approximately 199,000 and 685,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and nine month periods ended November 2, 2024, respectively, since their effect was anti-dilutive.

10. Stock Based Compensation

On May 20, 2025, the Company’s stockholders approved an amendment to the Company's 2022 Omnibus Incentive Plan to, among other things, increase the number of shares of Company common stock subject to the plan by 3,100,000.

As of November 1, 2025, there were 6,048,880 shares of common stock available for issuance under the 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
Type of Non-Cash Stock Compensation	2025	2024	2025	2024
Restricted stock unit grants (a)	$13,797	$11,698	$38,905	$32,469
Stock option grants (a)	3,780	5,065	12,802	14,673
Performance stock unit grants (a)	9,852	8,647	29,986	22,154
Total (b)	$27,429	$25,410	$81,693	$69,296

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and nine month periods ended November 1, 2025, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.9 million and $15.0 million, respectively. For the three and nine month periods ended November 2, 2024, the tax benefit related to the Company’s non-cash stock compensation was approximately $4.4 million and $12.3 million, respectively.

Stock Options

Stock option transactions during the nine month period ended November 1, 2025 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2025	1,456,342	$196.77
Options granted	589	273.66
Options exercised (a)	(142,069)	166.89
Options forfeited	(36,549)	207.51
Options outstanding, November 1, 2025	1,278,313	199.82

(a)
Options exercised during the nine month period ended November 1, 2025 had a total intrinsic value of $15.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of November 1, 2025:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,278,313	6.3	$199.82	$100.2
Options exercisable	822,966	5.4	$207.60	$60.2

The fair value of each stock option granted during the nine month period ended November 1, 2025 was estimated using the Black Scholes option pricing model using the following assumptions on a weighted average basis:

Nine Months Ended
November 1,
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

Restricted Stock Units

Restricted stock unit transactions during the nine month period ended November 1, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	653,406	$190.83
Awards granted	339,280	231.63
Awards vested (a)	(216,528)	197.19
Awards forfeited	(28,767)	199.34
Non-vested awards outstanding, November 1, 2025	747,391	207.18

(a)
Restricted stock units vested during the nine month period ended November 1, 2025 had a total intrinsic value of $51.7 million.

The fair value of each share of restricted stock granted during the nine month period ended November 1, 2025 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the nine month period ended November 1, 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	292,870	$188.37
Awards granted	174,248	225.56
Awards vested (a)	(99,388)	207.29
Awards forfeited	(3,776)	196.30
Non-vested awards outstanding, November 1, 2025	363,954	200.92

(a)
Performance-based stock awards vested during the nine month period ended November 1, 2025 had a total intrinsic value of $23.3 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $52.1 million, $52.5 million and $52.5 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively. Among these arrangements, as of November 1, 2025, February 1, 2025 and November 2, 2024, the Company had letters of credit outstanding in the amount of $51.8 million, $51.9 million and $51.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements in the amounts of $0.3 million, $0.6 million and $0.6 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively, related to certain merchandising agreements. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $147.9 million, $147.5 million and $160.0 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.

Purchase Commitments

The Company had $1,724.7 million of purchase commitments related to goods that were not received as of November 1, 2025.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,211 stores as of November 1, 2025 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, high-quality branded merchandise at up to 60% off other retailers’ prices, including: fashion-focused women’s apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

Fiscal Year

Fiscal 2025 is defined as the 52-week year ended January 31, 2026. Fiscal 2024 is defined as the 52-week year ending February 1, 2025. The first, second, and third quarters of Fiscal 2025 and Fiscal 2024 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the nine month period ended November 1, 2025, we opened 129 new stores, inclusive of 18 relocations, and permanently closed eight stores, exclusive of the aforementioned relocations, bringing our store count as of November 1, 2025 to 1,211 stores.

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

Net income. We earned net income of $104.8 million during the three month period ended November 1, 2025 compared with net income of $90.6 million during the three month period ended November 2, 2024. We earned net income of $299.8 million during the nine month period ended November 1, 2025 compared with a net income of $242.9 million during the nine month period ended November 2, 2024. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) loss on extinguishment of debt; (iv) costs related to debt amendments; (v) income tax expense; (vi) depreciation and amortization; (vii) net favorable lease costs; (viii) impairment charges; (ix) amounts related to certain litigation matters; and (x) other unusual or non-recurring expenses, losses, charges or gains.

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

During the three and nine months ended November 1, 2025, Adjusted Net Income increased $7.6 million to $107.5 million and increased $47.6 million to $311.8 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and nine months ended November 1, 2025 compared with the three and nine months ended November 2, 2024:

	(in thousands)
	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted Net Income:
Net income	$104,750	$90,597	$299,767	$242,871
Net favorable lease costs (a)	1,891	2,851	5,961	8,959
Loss on extinguishment of debt (b)	—	1,412	—	1,412
Costs related to debt amendments (c)	—	4,553	112	4,553
Impairment charges - long-lived assets	3,786	3,044	5,881	11,254
Litigation matters (d)	(2,079)	600	4,255	2,525
Tax effect (e)	(890)	(3,162)	(4,179)	(7,379)
Adjusted Net Income	$107,458	$99,895	$311,797	$264,195

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
(b)
Fiscal 2024 amounts relate to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility.
(c)
Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025. Fiscal 2024 amounts relate to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024.
(d)
Relates to the final settlements and amounts charged for certain litigation matters.
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

During the three and nine months ended November 1, 2025, Adjusted EBIT increased $14.6 million to $155.9 million and increased $67.2 million to $453.1 million, respectively, compared to the same periods in the prior year. During the three and nine months ended November 1, 2025, Adjusted EBITDA increased $26.4 million to $255.2 million and increased $97.0 million to $739.0 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three and nine months ended November 1, 2025 compared with the three and nine months ended November 2, 2024:

	(unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$104,750	$90,597	$299,767	$242,871
Interest expense	19,154	17,769	52,391	51,000
Interest income	(4,904)	(6,951)	(13,737)	(21,151)
Net favorable lease costs (a)	1,891	2,851	5,961	8,959
Loss on extinguishment of debt (b)	—	1,412	—	1,412
Costs related to debt amendments (c)	—	4,553	112	4,553
Impairment charges - long-lived assets	3,786	3,044	5,881	11,254
Litigation matters (d)	(2,079)	600	4,255	2,525
Income tax expense	33,309	27,441	98,487	84,473
Adjusted EBIT	155,907	141,316	453,117	385,896
Depreciation and amortization	99,283	87,470	285,876	256,094
Adjusted EBITDA	$255,190	$228,786	$738,993	$641,990

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Fiscal 2024 amounts relate to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility.
(c)
Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025. Fiscal 2024 amounts relate to the September 2024 extension and upsizing of the Term Loan Facility in the third quarter of Fiscal 2024.
(d)
Relates to the final settlements and amounts charged for certain litigation matters.

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

	Three Months Ended	Nine Months Ended
November 1, 2025	1%	2%
November 2, 2024	1%	2%

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

Gross margin as a percentage of net sales increased to 44.2% during the three month period ended November 1, 2025, compared with 43.9% during the three month period ended November 2, 2024. Gross margin as a percentage of net sales increased to 43.9% during the nine months ended November 1, 2025, compared with 43.4% during the nine months ended November 2, 2024. These improvements were driven primarily by lower freight costs and higher merchandise margin. Product sourcing costs, which are included in selling, general and administrative expenses, improved 40 basis points and 10 basis points as a percentage of net sales during the three and nine month periods ended November 1, 2025, respectively, compared with the three and nine month periods ended November 2, 2024.

Inventory. Inventory at November 1, 2025 increased to $1,658.4 million compared with $1,440.7 million at November 2, 2024. The increase was attributable primarily to an increase in reserve inventory and 108 net new stores opened since the end of the third quarter of Fiscal 2024. Comparable store inventories decreased 2% compared to the third quarter of Fiscal 2024.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 35% of total inventory at the end of the third quarter of Fiscal 2025 compared to 32% at the end of the third quarter of Fiscal 2024.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $410.6 million during the nine months ended November 1, 2025, compared with a decrease of $67.6 million during the nine months ended November 2, 2024. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and nine months ended November 1, 2025 and the three and nine months ended November 2, 2024.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.2	0.2	0.2	0.2
Total revenue	100.2	100.2	100.2	100.2
Cost of sales	55.8	56.1	56.1	56.6
Selling, general and administrative expenses	35.0	35.4	35.0	35.2
Costs related to debt amendments	—	0.2	0.0	0.1
Depreciation and amortization	3.7	3.5	3.6	3.5
Impairment charges - long-lived assets	0.1	0.1	0.1	0.2
Other income - net	(0.1)	(0.2)	(0.1)	(0.2)
Loss on extinguishment of debt	—	0.1	—	0.0
Interest income	(0.2)	(0.3)	(0.2)	(0.3)
Interest expense	0.7	0.7	0.7	0.7
Total costs and expenses	95.0	95.6	95.2	95.8
Income before income tax expense	5.2	4.6	5.0	4.4
Income tax expense	1.2	1.1	1.2	1.2
Net income	4.0%	3.5%	3.8%	3.2%

Three Month Period Ended November 1, 2025 Compared With the Three Month Period Ended November 2, 2024

Net sales

Net sales improved $179.8 million, or 7.1%, to $2,706.0 million during the third quarter of Fiscal 2025, primarily driven by net sales from our 108 net new stores opened since the end of the third quarter of Fiscal 2024 as well as an increase of 1% in comparable stores sales during the three month period ended November 1, 2025.

Cost of sales

Cost of sales as a percentage of net sales decreased to 55.8% during the third quarter of Fiscal 2025, compared to 56.1% during the third quarter of Fiscal 2024. This improvement was driven primarily by lower freight costs and higher merchandise margin. On a dollar basis, cost of sales increased $91.7 million, or 6.5%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% during the third quarter of Fiscal 2025, compared to 35.4% during the third quarter of Fiscal 2024. The decrease was primarily driven by leverage on product sourcing costs and store payroll, partially offset by deleverage on occupancy and corporate costs. On a dollar basis, selling, general and administrative expenses increased by $54.4 million, or 6.1%, to $947.5 million during the third quarter of Fiscal 2025. The increase was primarily driven by our 108 net new stores opened since the end of the third quarter of Fiscal 2024.

During the third quarter of Fiscal 2025, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $10.9 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the third quarter of Fiscal 2025. There were none of these costs incurred during the third quarter of Fiscal 2024.

Depreciation and amortization

Depreciation and amortization expense amounted to $99.3 million during the third quarter of Fiscal 2025 compared with $87.5 million during the third quarter of Fiscal 2024. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $3.8 million during the third quarter of Fiscal 2025, primarily related to one owned store expected to sell below net carrying value. Impairment charges on long-lived assets were $3.0 million during the third quarter of Fiscal 2024, related to stores that relocated and closed before the end of the respective lease-end dates.

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

Interest income

Interest income decreased $2.0 million during the third quarter of Fiscal 2025 to $4.9 million, compared to the same period in the prior year. The decreases are primarily driven by lower average cash balances as well as decreased interest rates.

Interest expense

Interest expense increased $1.4 million during the third quarter of Fiscal 2025 to $19.2 million, compared to the same period in the prior year. Increases related to the upsize of the Term Loan Facility were partially offset by increased capitalized interest as a result of the ongoing construction of a distribution center. Additionally, the Company paid down the 2025 Convertible Notes during the first quarter of Fiscal 2025.

The average interest rate on the Term Loan Facility was 6.0% and 7.0% for the third quarter of Fiscal 2025 and the third quarter of Fiscal 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,737.8 million and $1,068.6 million for the third quarter of Fiscal 2025 and the third quarter of Fiscal 2024, respectively.

There were no borrowings under the ABL Line of Credit during the third quarter of Fiscal 2025 and Fiscal 2024.

Income tax expense

Income tax expense was $33.3 million during the third quarter of Fiscal 2025 compared with income tax expense of $27.4 million during the third quarter of Fiscal 2024. The effective tax rate for the third quarter of Fiscal 2025 was 24.1% compared with 23.2% during the third quarter of Fiscal 2024. The increase in income tax expense is due to higher pre-tax income. The lower tax rate in the prior period was primarily attributable to a favorable adjustment related to adopting the foreign tax credit.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the third quarter of Fiscal 2025 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $104.8 million for the third quarter of Fiscal 2025 compared with $90.6 million for the third quarter of Fiscal 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $8.2 million, net of income taxes, for the third quarter of Fiscal 2025 related to the bankruptcy acquired leases. There were no such costs during the third quarter of Fiscal 2024.

Nine Month Period Ended November 1, 2025 Compared With the Nine Month Period Ended November 2, 2024

Net sales

Net sales improved $562.4 million, or 7.7%, to $7,907.1 million during the nine month period ended November 1, 2025, primarily driven by the net sales of 108 net new stores opened since the end of the third quarter of Fiscal 2024, as well as an increase of 2% in comparable stores sales during the nine month period ended November 1, 2025.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.1% during the nine month period ended November 1, 2025, compared to 56.6% during the nine month period ended November 2, 2024. This improvement was driven primarily by lower freight costs and higher merchandise margin. On a dollar basis, cost of sales increased $277.6 million, or 6.7%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% during the nine month period ended November 1, 2025, compared to 35.2% during the nine month period ended November 2, 2024. The decrease was primarily driven by leverage in store payroll costs and product sourcing costs, partially offset by deleverage in occupancy. On a dollar basis, selling, general and administrative expenses increased by $183.2 million, or 7.1%, to $2,765.5 million during the nine month period ended November 1, 2025. The increase was primarily driven by our 108 net new stores opened since the end of the third quarter of Fiscal 2024.

During the nine month periods ended November 1, 2025 and November 2, 2024, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $27.5 million and $9.4 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the nine month periods ended November 1, 2025 and November 2, 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $285.9 million during the nine month period ended November 1, 2025 compared with $256.1 million during the nine month period ended November 2, 2024. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores, as well as capital expenditures related to investments in our supply chain infrastructure.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $5.9 million during the nine month period ended November 1, 2025, primarily related to two owned stores expected to sell below net carrying value as well as stores with unrecoverable assets. Impairment charges on long-lived assets were $11.3 million during the nine month period ended November 2, 2024, primarily related to a sale-leaseback transaction at one owned store sold below net carrying value and stores relocated and closed before the end of the respective lease-end dates.

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

Interest income

Interest income decreased $7.4 million during the nine month period ended November 1, 2025 to $13.7 million, compared to the same period in the prior year. The decreases are primarily driven by lower average cash balances as well as decreased interest rates.

Interest expense

Interest expense increased $1.4 million during the nine month period ended November 1, 2025 to $52.4 million, compared to the same period in the prior year. Increases related to the upsize of the Term Loan Facility were partially offset by increased capitalized interest as a result of the ongoing construction of a distribution center. Additionally, the Company paid down the 2025 Convertible Notes during the first quarter of Fiscal 2025.

The average interest rate on the Term Loan Facility was 6.1% and 7.3% for the nine month period ended November 1, 2025 and the nine month period ended November 2, 2024, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,503.8 million and $979.7 million for the nine month period ended November 1, 2025 and the nine month period ended November 2, 2024, respectively.

The average interest rate on the ABL Line of Credit was 5.5% for the nine month period ended November 1, 2025. The average balance on the ABL Line of Credit was $26.9 million for the nine month period ended November 1, 2025. There were no borrowings under the ABL Line of Credit during the nine month period ended November 2, 2024.

Income tax expense

Income tax expense was $98.5 million during the nine month period ended November 1, 2025 compared with income tax expense of $84.5 million during the nine month period ended November 2, 2024. The effective tax rate for the nine month period ended November 1, 2025 was 24.7% compared with 25.8% during the nine month period ended November 2, 2024. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is primarily driven by the tax benefit from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the nine month period ended November 1, 2025 resulted in an annual effective income tax rate of approximately 26% (before discrete items) as our best estimate.

Net income

We earned net income of $299.8 million for the nine month period ended November 1, 2025 compared with $242.9 million for the nine month period ended November 2, 2024. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $20.5 million and $6.8 million of expense, net of income taxes, for the first nine months of Fiscal 2025 and Fiscal 2024, respectively, related to the bankruptcy acquired leases.

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

Cash Flow for the Nine Month Period Ended November 1, 2025 Compared With the Nine Month Period Ended November 2, 2024

We used $410.6 million of cash during the nine month period ended November 1, 2025 compared with a use of $67.6 million during the nine month period ended November 2, 2024.

Net cash provided by operating activities amounted to $293.9 million during the nine month period ended November 1, 2025, compared with $320.2 million during the nine month period ended November 2, 2024. The decrease in our operating cash flows was primarily driven by the impact of changes in working capital, partially offset by improved sales and gross margin.

Net cash used in investing activities was $837.8 million during the nine month period ended November 1, 2025 compared with $535.9 million during the nine month period ended November 2, 2024. This change was primarily the result of the timing of spend related to investments in our supply chain infrastructure, as well as the timing of new store construction.

Net cash provided by financing activities was $133.3 million during the nine month period ended November 1, 2025 compared with $148.1 million during the nine month period ended November 2, 2024. This change was primarily driven by the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025 and an increase in treasury stock repurchases, partially offset by net proceeds related to the upsize of the Term Loan Facility during the second quarter of Fiscal 2025.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at November 1, 2025 of $458.8 million compared with $389.0 million at November 2, 2024. The increase in working capital was primarily due to increased inventory and decreased current maturities of long term debt related to the settlement of the 2025 Convertible Notes, partially offset by a lower cash balance. We had working capital at February 1, 2025 of $356.3 million.

Capital Expenditures

For the nine month period ended November 1, 2025, capital expenditures, net of $31.1 million of landlord allowances, amounted to $835.2 million (inclusive of accrued capital expenditures).

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

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which expired on August 15, 2025.

On May 20, 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the nine month period ended November 1, 2025, we repurchased 761,731 shares of common stock for $192.0 million under these repurchase programs. As of November 1, 2025, we had $444.5 million remaining under our share repurchase authorization.

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

Operational Growth

During the nine month period ended November 1, 2025, we opened 129 new stores, inclusive of 18 relocations, and closed eight stores, exclusive of the aforementioned relocations, bringing our store count as of November 1, 2025 to 1,211 stores.

Debt and Hedging

As of November 1, 2025, our obligations, inclusive of original issue discount, include $1,723.3 million under our Term Loan Facility, $297.1 million of our 2027 Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $23.3 million of finance lease obligations as of November 1, 2025.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of November 1, 2025 of $1,735.0 million maturing on September 24, 2031.

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

At November 1, 2025, our borrowing rate related to the Term Loan Facility was 5.7%.

ABL Line of Credit

BCFWC and certain of its subsidiaries and holding companies are party to a Second Amended and Restated Credit Agreement (as amended, supplemented and otherwise modified, the ABL Line of Credit) that provides for $1,000.0 million of revolving commitments (subject to a borrowing base limitation) maturing on July 25, 2030, and, subject to the satisfaction of certain conditions, BCFWC can increase the aggregate amount of commitments up to an amount not to exceed the sum of (i) the greater of (x) $300.0 million and (y) the amount by which the Borrowing Base exceeds the aggregate Commitments, plus (iii) the amount of all permanent reductions in commitments after July 25, 2025. The interest rate margin applicable under the ABL Line of Credit is 1.125% to 1.375% in the case of a daily SOFR rate or a term SOFR rate, and 0.125% to 0.375% in the case of a prime rate, depending on the average daily availability of the lesser of (a) the total commitments or (b) the borrowing base. The ABL Line of Credit is collateralized by a first priority lien on BCFWC’s and each guarantor's inventory, receivables, bank accounts, and certain related assets and proceeds thereof (subject to certain exceptions), and a second priority lien on BCFWC’s and each guarantor's other assets and proceeds thereof (other than real estate and subject to certain exceptions)

On July 25, 2025, we entered into an amendment to the ABL Line of Credit in order to, among other things, (i) increase the aggregate principal amount of the commitments from $900.0 million to $1,000.0 million and (ii) extend the maturity date of the commitments and loans from December 22, 2026 to July 25, 2030.

At November 1, 2025, we had $947.9 million available under the ABL Line of Credit. Average borrowings during the nine month period ended November 1, 2025 amounted to $26.9 million at an average interest rate of 5.5%.

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

Certain Information Concerning Contractual Obligations

We had $1,724.7 million of purchase commitments related to goods that were not received as of November 1, 2025, and had $5,045.1 million of future minimum lease payments under operating leases as of November 1, 2025. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2024 10-K.

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

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our condensed consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; competitive factors, including the scale and potential consolidation of some of our competitors, rise of e-commerce spending, pricing and promotional activities of major competitors, and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; our ability to meet evolving regulatory requirements and stakeholder expectations regarding our environmental, social or governance matters; extreme and/or unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; effects of public health crises, epidemics or pandemics; our ability to sustain our growth plans or successfully implement our long-range strategic plans; our ability to execute our opportunistic buying and inventory management process; our ability to optimize our existing stores or maintain favorable lease terms; the availability, selection and purchasing of attractive brand name merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in sufficient numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; disruption in our distribution network; our ability to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks; risks related to the methods of payment we accept; the success of our advertising and marketing programs in generating sufficient levels of customer traffic and awareness; damage to our corporate reputation or brand; impact of potential loss of executives or other key personnel; our ability to comply with existing and changing laws, rules, regulations and local codes; lack of or insufficient insurance coverage; issues with merchandise safety and shrinkage; our ability to comply with increasingly rigorous privacy and data security regulations; impact of legal and regulatory proceedings relating to us; use of social media by us or by third parties at our direction in violation of applicable laws and regulations; our ability to generate sufficient cash to fund our operations and service our debt obligations; our ability to comply with covenants in our debt agreements; the consequences of the possible conversion of our convertible notes; our reliance on dividends, distributions and other payments, advance and transfers of funds from our subsidiaries to meet our obligations; the volatility of our stock price; the impact of the anti-takeover provisions in our governing documents; impact of potential shareholder activism and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2024 10-K, under the heading “Risk Factors” in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarterly periods ended May 3, 2025 and August 2, 2025, and as further updated under the heading “Risk Factors” in Part II, Item 1A below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2024 10-K (as supplemented by our Quarterly Report on Form 10-Q for the quarter ended August 2, 2025).

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, November 1, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2025.

During the quarter ended November 1, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consumer spending levels and shopping behaviors are affected by various economic conditions, which can affect our business or the retail industry generally as a result. These factors include, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, immigration policies (including enforcement practices, particularly in regions with a relatively high concentration of Hispanic customers, which is an important demographic group within our customer base), consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war or global international conflicts (such as the conflict in Ukraine or the conflict in the Middle East), and public health issues (such as pandemics or epidemics) have in the past and may in the future have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Certain of these risks, such as risks arising from economic volatility, have been enhanced in 2025 in light of the recent change in trade and tariff policies. General uncertainty regarding the overall future political and economic environment and adverse economic changes could reduce consumer confidence and could negatively affect our operating results. We cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended November 1, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
August 3, 2025 through August 30, 2025	36,316	$278.48	36,316	$495,207
August 31, 2025 through October 4, 2025	137,356	$290.41	137,356	$455,317
October 5, 2025 through November 1, 2025	40,300	$269.63	40,300	$444,451
Total	213,972		213,972

(1)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(2)
On August 15, 2023, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which expired on August 15, 2025. During the second quarter of Fiscal 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027. For a further discussion of our share repurchase programs, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended November 1, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: November 25, 2025