Form 10-K
period 2026-01-31
Burlington Stores, Inc.
filed 2026-03-19
CIK 1579298

re 999%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the common stock held by non-affiliates of the registrant on August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,151,432,284. The aggregate market value was computed by reference to the closing price of the common stock on such date.

As of February 28, 2026, there were 62,687,426 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference:

Certain provisions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s 2025 fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Morristown, New Jersey

BURLINGTON STORES, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2026

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

PART I

Item 1. Business Overview

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,212 stores as of January 31, 2026, in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

We continue to focus on several ongoing strategic initiatives aimed at operating with flexibility, responsiveness, and efficiency in everything we do, while delivering great value to our customers through continued improvement in the execution of our off-price model. These initiatives include, but are not limited to, those discussed under “Ongoing Initiatives for Fiscal 2026” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Burlington Stores, Inc. and all of its subsidiaries.

Fiscal Year End

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31. This Annual Report covers the 52-week fiscal year ended January 31, 2026 (Fiscal 2025), the 52-week fiscal year ended February 1, 2025 (Fiscal 2024), and the 53-week fiscal year ended February 3, 2024 (Fiscal 2023).

Our Stores

Over 99% of our net sales are derived from stores we operate as Burlington Stores. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality, current, brand-name merchandise at everyday low prices.

Burlington Stores offer customers a complete line of merchandise. Our broad selection provides a wide range of apparel, accessories and furnishings for all ages. Our strategy to chase the sales trend allows us the flexibility to purchase less pre-season merchandise with the balance purchased in-season and opportunistically. It also provides us with the flexibility to shift purchases between suppliers and categories and to react to changes in the marketplace in real time. This enables us to obtain better terms with our suppliers, which we expect to help offset any rising costs of goods. Furthermore, we believe the “treasure hunt” nature of the off-price buying experience drives frequent visits to our stores.

Our store base is geographically diversified with stores located in 46 states, Washington D.C. and Puerto Rico as set forth below:

State	Number of Stores	State	Number of Stores	State	Number of Stores
AK	2	KY	9	NY	74
AL	12	LA	12	OH	32
AR	8	MA	28	OK	16
AZ	30	MD	25	OR	7
CA	123	ME	2	PA	43
CO	16	MI	36	PR	28
CT	19	MN	14	RI	6
DC	1	MO	13	SC	14
DE	3	MS	4	SD	2
FL	126	NC	39	TN	19
GA	43	ND	1	TX	147
IA	5	NE	5	UT	9
ID	3	NH	6	VA	33
IL	51	NJ	55	WA	19
IN	20	NM	6	WI	17
KS	10	NV	18	WV	1

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

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 1,212 stores as of January 31, 2026. Based on our smaller store prototype, as well as the ongoing opportunity presented by accelerating retail disruption and industry wide store closures, our long-term store target remains at 2,000 stores. If we identify appropriate locations, including locations that fit our smaller store prototype, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings each of the last three fiscal years.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Stores (beginning of period)	1,108	1,007	927
Stores opened(a)(b)	113	116	91
Stores closed(a)	(9)	(15)	(11)
Stores (end of period)	1,212	1,108	1,007

(a)
Exclusive of relocations during Fiscal 2025, Fiscal 2024 and Fiscal 2023 of 18, 31 and 13 stores, respectively.
(b)
Stores opened during Fiscal 2025, Fiscal 2024 and Fiscal 2023 had an average size of approximately 28,000, 27,000 and 27,000 square feet, respectively.

The total gross square footage of all stores as of the end of Fiscal 2025, Fiscal 2024 and Fiscal 2023 was 52.8 million, 51.8 million, and 51.5 million, respectively. Of this total square footage, the area that represents the total selling square footage for all stores as of the end of Fiscal 2025, Fiscal 2024 and Fiscal 2023 was 33.9 million, 32.7 million, and 31.5 million respectively.

Distribution and Warehousing

We have six distribution centers that shipped more than 99% of merchandise units to our stores in Fiscal 2025. The remaining merchandise units are drop shipped by our vendors directly to our stores. Our three east coast distribution centers are located in Edgewater Park, New Jersey; Burlington, New Jersey; and Logan, New Jersey. Our three west coast distribution centers are located in San Bernardino, California, Redlands, California, and Riverside, California. These six distribution centers occupy an aggregate of 5,135,000 square feet, and each includes processing, shipping and storage capabilities. We also entered into a lease with a purchase option during Fiscal 2023 for an additional distribution center in Ellabell, Georgia occupying approximately 2,057,000 square feet.

The purchase option was exercised during Fiscal 2024, and the building is expected to be fully operational during Fiscal 2026. During Fiscal 2025, we purchased 178 acres of land in Buckeye, Arizona for the purpose of building a distribution center, which is expected to be operational in Fiscal 2028.

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

	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Distribution Centers:
Edgewater Park, New Jersey (Route 130 South)(a)	2004	648,000	Owned
Burlington, New Jersey (Daniels Way)	2014	1,000,000	Leased
Logan, New Jersey	2022	1,029,000	Leased
San Bernardino, California (E. Mill St.)	2006	758,000	Leased
Redlands, California (Pioneer Ave.)	2014	800,000	Leased
Riverside, California (Cactus Ave.)	2021	900,000	Owned
Ellabell, Georgia	2026	2,057,000	Owned
Warehousing Facilities:
Burlington, New Jersey (Route 130 North)(a)	1987	525,000	Owned
Burlington, New Jersey (Richards Run)	2017	511,000	Leased
Redlands, California (River Bluff Ave.)	2017	543,000	Leased
Riverside, California (Oleander Ave.)	2023	410,000	Leased
San Bernardino, California (Waterman Ave.)	2020	394,000	Leased

(a)
Inclusive of corporate offices.

In addition to the distribution centers that we operate, we have arrangements with third parties for the use of pool point facilities throughout the United States, which we believe streamline and optimize our distribution network.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience in stores that are clean, neat and easy to shop. Our goal is to facilitate a “treasure-hunt” experience for our customers with merchandise presentations that highlight the brands, value and diversity of selection within our frequently refreshed assortments. In training our associates, our goal is to emphasize friendly customer service and a sense of professional pride. We have and continue to streamline processes and strive to create opportunities for fast and friendly customer interactions.

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

We continue to improve the quality of our brand portfolio, driven by the growth of our merchandising team, wide breadth of our product categories, and a vendor community increasingly committed to grow with Burlington. We carry many different brands, none of which accounted for more than 5% of our net purchases during Fiscal 2025, Fiscal 2024 or Fiscal 2023. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

We have designed our merchant organization so that buyers focus primarily on buying, planners focus primarily on planning, and information systems help inform data-driven decisions for both groups. Buyers are in the market each week and focus on purchasing great products for great value. We seek to purchase a majority of our merchandise in-season. Buyers spend time interacting face-to-face with new and existing vendors and continuously evaluating trends in the market to which we believe our customers will respond positively. Our buyers use a merchant scorecard that rates products across four key attributes—fashion, quality, brand and price—to help formalize a framework for buying decisions.

Our merchandising model allows us to provide our customers with a wide breadth of product categories. Sales percentage by major product category over the last three fiscal years was as follows:

Category	Fiscal 2025	Fiscal 2024	Fiscal 2023
Ladies apparel	20%	21%	21%
Accessories and shoes	28%	27%	27%
Home	20%	20%	20%
Mens apparel	17%	17%	17%
Kids apparel and baby	12%	12%	12%
Outerwear	3%	3%	3%

Human Capital Resources

Attracting, developing and retaining top talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce. Our goal is to create a welcoming and inclusive environment where our associates can build a career for life.

Oversight and Management

Our Human Resources department is tasked with managing associate-related matters, including recruiting and hiring, compensation and benefits, performance management, and learning and development. In addition, our management and cross-functional teams also work closely to evaluate human capital management issues such as associate retention and workplace safety, as well as to implement measures to mitigate these risks. This process is informed by the results of our associate surveys, as well as other ongoing feedback channels, which are discussed in further detail below.

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

Associates

As of January 31, 2026, we employed 83,309 associates, of which 79% were part-time or seasonal associates. Of our associates, 91% worked in our stores, 6% worked in our distribution centers and 3% worked in our corporate organization. As of January 31, 2026, 73% of our associates are female, and 79% of our associates have a racial or ethnic minority background.

Our staffing requirements fluctuate during the year because of the seasonality of our business. We hire additional associates and increase the hours of part-time associates during seasonal peak selling periods. As of January 31, 2026, associates at one of our stores were subject to a collective bargaining agreement.

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

We employ a continuous listening strategy that relies on a combination of associate surveys, focus groups, and ongoing feedback channels. This feedback helps us understand the associate experience, evaluate our performance, identify our strengths and pinpoint opportunities for improvement.

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

Customer Demographic

Our core customer is 25-49 years old, is more ethnically diverse than the general population, and most have an annual household income of $25,000-$100,000. The core customer resides in midsize to large metropolitan areas and shops for themselves, their family, and their home. We appeal to value-oriented and brand-conscious customers who seek quality merchandise at compelling prices and are motivated by a frequently changing assortment that encourages repeat visits.

Marketing and Advertising

We use a mix of broad-based and targeted marketing strategies to efficiently deliver the right message to our audience at the right time. Our broad-based strategies include television and radio, while our digital and streaming audio strategies allow for more personalized and targeted messaging. Email reaches our loyal customers, while social media marketing, including influencers and user-generated content, allows for authentic consumer engagement. Burlington.com showcases our great merchandise values, while encouraging customers to visit our stores to discover a wide and continually refreshed in-store assortment. We believe this balanced mix of marketing channels is important to effectively reach and engage our customer base as media consumption continues to evolve.

Competition

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete on a combination of factors, such as price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete for business with department stores, off-price retailers, specialty stores, online retailers, discount stores, wholesale clubs, and outlet stores, as well as with certain traditional, full-price retail chains that have developed off-price concepts. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our stores.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. In the second half of the year, which includes the back-to-school and holiday seasons, we generally realize a higher level of sales and net income. Weather is also a contributing factor to the sale of our merchandise. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offering, we believe traffic to our stores is still driven, in part, by weather patterns.

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

Consumer spending levels and shopping behaviors are affected by various economic conditions, which can affect our business or the retail industry generally as a result. These factors include, among other things, prevailing global economic conditions, inflation (including the costs of basic necessities and other goods), levels of employment, salaries and wage rates, prevailing interest rates, housing and food costs, energy and fuel costs, commodities pricing, income tax rates and policies, immigration policies (including enforcement practices, particularly in regions with a relatively high concentration of Hispanic customers, which is an important demographic group within our customer base), consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. Slowdown in the U.S. economy, an uncertain global economic outlook, interest rate volatility, or a credit crisis could adversely affect consumer spending habits, resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation and periods of social unrest. The occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents, acts of war or global international conflicts (such as the conflict in Ukraine or the conflict in the Middle East), and public health issues (such as pandemics or epidemics) have in the past and may in the future have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Certain of these risks, such as risks arising from economic volatility, may be enhanced in light of the U.S. administration’s trade and tariff policies. General uncertainty regarding the future political and economic environment and potential adverse economic changes could reduce consumer confidence and could negatively affect our operating results. We cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.

The imposition of significant tariffs on imports from certain countries by the U.S. have heightened uncertainty in the global trade environment. These tariffs, along with retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our merchandise. Additionally, on February 20, 2026, the U.S. Supreme Court issued a ruling limiting the authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”), creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. The availability, timing, and amount of any such refunds remain uncertain and depend on further legal, regulatory, and administrative actions. There remains substantial uncertainty regarding the impacts of the U.S. Supreme Court’s decision on the availability, timing, and amount of potential refunds, if any, as well as the scope and duration of any newly announced tariffs or retaliatory actions.

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

The retail sector is highly competitive, and retailers are constantly adjusting their business models, promotional activities and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of retailers for customers, vendors, suitable store locations and personnel. Some of our competitors are larger than we are or have more experience than we do in selling certain product lines or through certain channels. Additionally, existing competitors may consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, and/or add new sales channels, change their pricing strategies, or use technology more effectively than we do, including the use of artificial intelligence (“AI”) or other emerging technologies. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is exclusively in brick-and-mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.

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

In addition, complying with ESG-related rules and regulations, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors may be involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk and performance, and we may undertake additional costs to meet our reporting and compliance obligations related to ESG matters. For example, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that would impose broad climate-related disclosure obligations on companies doing business in California and may increase our costs of compliance as a result; however, claimants have sought to permanently enjoin the two laws and there remains much uncertainty with respect to the final outcome of these and other climate-related laws.

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

In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. If we experience a decline in performance or landlord allowances become unavailable, we may slow or discontinue store openings, relocations, downsizes and/or remodels.

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

Over the past few years, uncertainty has increased with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Although we source the majority of our merchandise from third party vendors located in the U.S., the production of that merchandise occurs primarily overseas. As a result, we have been impacted by the volatility in effective tariffs, including new tariffs that commenced in 2025, retaliatory tariffs and other restrictions on trade that have resulted and may result in the future. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

We rely extensively on various information systems, including data centers, hardware, software and applications to manage many aspects of our business, including to process and record transactions in our stores, to enable effective communication systems, to plan and track inventory flow, to manage logistics and to generate performance and financial reports. In addition, some aspects of our business, like that of most retailers, involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our employees, our vendors and our Company, some of which is entrusted to third-party service providers and vendors. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems, software, tools and monitoring to maintain reliable operations, provide security and oversight for processing, transmission, storage and the protection of confidential information, and to recover from unexpected outages.

Like most major corporations, we and our third‑party service providers face an increasingly complex threat landscape, with cybercriminals using techniques such as stolen credentials, malware, ransomware, phishing, and denial‑of‑service attacks to disrupt operations or access sensitive information. Hardware, software or applications (including AI capabilities) we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. In addition, our employees, contractors, or third parties may intentionally or inadvertently circumvent security controls, which could result in data breaches or other cybersecurity incidents. Further, our systems and third‑party systems may also experience non‑malicious disruptions, such as power outages, telecommunications failures, software defects, or human error. Moreover, the rapid evolution and increased adoption of artificial intelligence, machine learning, Software as a Service (SaaS), and cloud technologies may intensify our cybersecurity risks, especially as threat actors use AI to enhance attacks that are harder to detect and defend against.

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
•
lost revenues resulting from operational disruption or the unauthorized use of proprietary information or the failure to retain or attract customers following an incident;
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

We accept payments using a variety of methods, including cash, checks, credit and debit cards, buy now pay later, and gift cards, and we may offer new payment options over time. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly.

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

As of January 31, 2026, our obligations include (i) $1,719.4 million, inclusive of original issue discount, under our senior secured term loan facility (Term Loan Facility) and (ii) $297.1 million under our 1.25% Convertible Notes due December 15, 2027 (our “2027 Convertible Notes”). We had no outstanding balance on our $1,000.0 million asset-based lending facility (ABL Line of Credit) as of January 31, 2026. Our debt obligations also include $22.9 million of finance lease obligations as of January 31, 2026. Estimated cash required to make interest payments for these debt obligations, net of the impact of our interest rate swap, amounts to approximately $93.2 million in the aggregate for the fiscal year ending January 30, 2027.

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

Conversion of the 2027 Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the 2027 Convertible Notes will dilute the ownership interests of existing stockholders, as we will deliver shares of our common stock with respect to any excess over principal upon conversion of any of the 2027 Convertible Notes. The 2027 Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Convertible Notes may encourage short selling by market participants because the conversion of the 2027 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Convertible Notes into shares of our common stock could depress the price of our common stock.

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, in Fiscal 2025, our stock price fluctuated from a high of $315.14 to a low of $212.92. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

Risk Management

We have established a cybersecurity risk management program designed to prevent, detect, contain, and respond to material risks from cybersecurity threats and incidents. Cybersecurity risk is integrated into the Company’s enterprise risk management (“ERM”) framework and considered alongside other enterprise risks in business and strategic decision‑making.

The program consists of policies, procedures, and supporting technical and organizational measures for identification, assessment, remediation, response, and reporting of cybersecurity threats and incidents.

The cybersecurity program employs a risk‑based approach and draws upon elements of recognized industry frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the Payment Card Industry Data Security Standard (“PCI DSS”), which are applied in a manner tailored to the Company’s risk profile and business operations.

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

Item 2. Properties

We own the land and/or buildings for 19 of our stores and have leases for 1,193 of our stores. Our new stores are generally leased for an initial term of ten years, the majority of which are subject to our option to renew such leases for several additional five-year periods. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In some locations, our store leases contain formulas providing for the payment of additional rent based on sales. Some of our stores are freestanding or located in regional power centers, strip shopping centers or in malls.

We own approximately 235 acres of land in Burlington and Florence, New Jersey on which we have constructed our corporate campus, which includes our corporate headquarters and the Burlington, New Jersey (Route 130 North) warehousing facility. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed our Edgewater Park, New Jersey (Route 130 South) distribution center and an office facility. We lease approximately 171,000 square feet of office space in New York City (east coast buying office), and 50,000 square feet of office space in Los Angeles, California (west coast buying office). During Fiscal 2025, we signed a lease for an additional approximately 36,000 square feet of space at the east coast buying office, which we expect to take possession of during Fiscal 2026.

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

Holders

As of February 28, 2026, we had one holder of record of our common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock from the closing prices as of the end of each fiscal year from January 30, 2021 through January 31, 2026, with the return on the Standard & Poor’s (S&P) 500 Index and the Dow Jones United States Apparel Retailers Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Stockholder Return Performance
Assumes Initial Investment of $100
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026
Burlington Stores Inc.
S&P 500
Dow Jones U.S. Apparel Retailers Index

	Base Period	Indexed Returns for Fiscal Years Ended
Company / Index	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
Burlington Stores, Inc.	$100.00	$92.52	$90.95	$79.04	$114.07	$118.87
S&P 500 Index	$100.00	$119.32	$109.59	$133.50	$162.63	$186.82
Dow Jones U.S. Apparel Retailers Index	$100.00	$108.05	$117.29	$132.95	$163.05	$195.42

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended January 31, 2026:

Month	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2, 2025 through November 29, 2025	33,064	$279.68	33,064	$435,204
December 2, 2025 through January 3, 2026	155,877	$254.53	155,877	$395,528
January 4, 2026 through January 31, 2026	34,922	$302.11	34,922	$384,977
Total	223,863		223,863

(a)
Includes commissions for the shares repurchased under our publicly announced share repurchase programs.
(b)
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

General

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,212 stores as of January 31, 2026 in 46 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. We sell a broad selection of desirable, first-quality, current-brand, labeled merchandise acquired directly from nationally-recognized manufacturers and other suppliers.

Executive Summary

Store Openings, Closings and Relocations

During the fiscal year ended February 1, 2025 (Fiscal 2025), we opened 131 new stores, inclusive of 18 relocations, and closed nine stores, exclusive of the aforementioned relocations, bringing our store count as of January 31, 2026 to 1,212 stores. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. During the fiscal year ending January 30, 2027 (Fiscal 2026), we plan to open approximately 110 net new stores.

Fiscal Year Ended

Our fiscal year ends on the Saturday closest to January 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. Fiscal 2025 included 52 weeks, the fiscal year ended February 1, 2025 (Fiscal 2024) included 52 weeks, and the fiscal year ended February 3, 2024 (Fiscal 2023) included 53 weeks. Fiscal 2026 will have 52 weeks.

Ongoing Initiatives for Fiscal 2026

We continue to focus on several ongoing strategic initiatives aimed at operating with flexibility, responsiveness, and efficiency in everything we do, while delivering great value to our customers through continued improvement in the execution of our off-price model. These initiatives are outlined below.

Merchandising

Our merchandising strategy is centered on delivering compelling value while remaining responsive to evolving customer preferences. Key initiatives include:

•
focusing on fashion, quality, brand, and price to inform our buying decisions and provide customers with outstanding value on their purchases;
•
delivering remarkable value every day with speed and agility through a culture of customer focus and continuous learning and innovation;
•
enabling buyers to spend more time in the market and take data-driven actions informed by current trends and opportunities;
•
following the off-price principles of opportunistic buying and in-season purchasing to more effectively chase the sales trend;
•
building capabilities to localize the assortment by region and store; and

•
continuing to grow our merchandising talent base.

Stores

We remain focused on delivering a neat, clean, easy-to-shop, organized, and consistent shopping experience for our customers while maintaining disciplined cost and inventory controls. Key initiatives include:

•
redesigning our stores with new interior layouts, signage and fixtures to better highlight our selection of trend-right, branded merchandise, and create an inviting environment for customers that accentuates the thrill of the treasure hunt;
•
optimizing shortage reduction by identifying risks and implementing innovative physical security solutions and technologies; and
•
getting fresh receipts out to the sales floor rapidly and efficiently.

Real Estate

We continue to selectively expand our store footprint in attractive locations to support long-term growth. Key initiatives include:

•
opening 100 stores per year on average, which we believe will allow us to operate 2,000 stores over the long-term;
•
prioritizing 25,000 square foot stores located in busy, convenient strip malls; and
•
downsizing existing stores to incorporate our new store designs and reduce occupancy costs.

Supply Chain

We continue to invest in supply chain capabilities to support growth and improve operational efficiency. Key initiatives include:

•
driving cost savings through speed, flexibility, and efficiency in distribution and transportation; and
•
expanding and modernizing our supply chain network with flexible and efficient distribution centers purpose-built to execute our off-price business model.

Marketing

Our marketing efforts are focused on building a strong and renewed reputation with consumers. Key initiatives include:

•
communicating a strong value message to new and existing shoppers; and
•
investing in advertising that drives traffic to our stores.

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income.

General Economic Conditions. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures could continue to negatively impact the discretionary spending of the low-income shopper, our core customer. In addition to inflation, consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, the costs of basic necessities and other goods, levels of employment, salaries and wage rates, prevailing interest rates, reductions in government benefits and lower tax refunds, housing and food costs, energy and fuel costs, commodities pricing, income tax rates and policies, immigration policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns are generally influenced by consumers’ disposable income, credit availability and debt levels.

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

Net income. We earned net income of $610.2 million during Fiscal 2025 compared with $503.6 million during Fiscal 2024. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

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

During Fiscal 2025, Adjusted Net Income improved $97.7 million to $625.7 million. This increase was primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(unaudited)
	(in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)

Net income	$610,153	$503,639	$339,649
Net favorable lease costs (a)	7,742	11,189	15,263
Loss on extinguishment of debt (b)	—	1,412	38,274
Costs related to debt amendments (c)	112	4,553	97
Impairment charges - long-lived assets	9,857	12,921	6,367
Litigation matters (d)	4,175	2,525	1,500
Layaway liabilities (e)	(12,716)	—	—
Security tags (f)	11,657	—	—
Tax effect (g)	(5,297)	(8,298)	(7,770)
Adjusted Net Income	$625,683	$527,941	$393,380

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
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Fiscal 2023 amount relates to the partial repurchases of the 2.25% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) and the exchange of a portion of the 2025 Convertible Notes.
(c)
Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025. Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility. Fiscal 2023 amount relates to the Term Loan Facility amendment changing from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
(d)
Represents amounts charged for certain litigation matters.
(e)
Represents a one-time settlement of certain layaway liabilities on our Consolidated Balance Sheet, resulting in a gain.
(f)
Represents a one-time write-off to amortization related to certain merchandise security tags on our Consolidated Balance Sheet.
(g)
Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods, adjusted for the tax effect for the impact of items (a) through (f).

Adjusted EBIT and Adjusted EBITDA have limitations as analytical tools, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT and Adjusted EBITDA do not reflect:

•
net interest expense;
•
net favorable lease costs;
•
losses on the extinguishments of debt;
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

During Fiscal 2025, Adjusted EBIT improved $141.7 million to $887.1 million. During Fiscal 2025, Adjusted EBITDA increased $200.3 million to $1,293.3 million. These increases were primarily driven by higher sales and increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(unaudited)
	(in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$610,153	$503,639	$339,649
Interest expense	71,041	69,522	78,399
Interest income	(20,904)	(31,519)	(24,633)
Net favorable lease costs (a)	7,742	11,189	15,263
Loss on extinguishment of debt (b)	—	1,412	38,274
Costs related to debt amendments (c)	112	4,553	97
Impairment charges - long-lived assets	9,857	12,921	6,367
Litigation matters (d)	4,175	2,525	1,500
Layaway liabilities (e)	(12,716)	—	—
Security tags (f)	11,657	—	—
Income tax expense	205,965	171,175	126,124
Adjusted EBIT	887,082	745,417	581,040
Depreciation and amortization (g)	406,214	347,575	307,064
Adjusted EBITDA	$1,293,296	$1,092,992	$888,104

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.
(b)
Fiscal 2024 amount relates to the partial write-off of the original issue discount and deferred debt costs related to the September 2024 extension and upsize of the Term Loan Facility. Fiscal 2023 amount relates to the partial repurchases of the 2025 Convertible Notes and the exchange of a portion of the 2025 Convertible Notes.
(c)
Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025. Fiscal 2024 amount relates to the September 2024 extension and upsizing of the Term Loan Facility. Fiscal 2023 amount relates to the Term Loan Facility amendment changing from the Adjusted LIBOR Rate to the Adjusted Term SOFR Rate.
(d)
Represents amounts charged for certain litigation matters.
(e)
Represents a one-time settlement of certain layaway liabilities on our Consolidated Balance Sheet, resulting in a gain.
(f)
Represents a one-time write-off to amortization related to certain merchandise security tags on our Consolidated Balance Sheet.
(g)
Depreciation and amortization excludes the write-off of security tags in item (f).

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of a prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for seven or more days during a month, our policy is to remove that store from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. The table below depicts the change in our comparable store sales during Fiscal 2025, Fiscal 2024 and Fiscal 2023, all of which are calculated on a 52-week basis.

Comparable Store Sales
Fiscal 2025	2%
Fiscal 2024	4%
Fiscal 2023	4%

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

Gross margin as a percentage of net sales expanded to 43.8% during Fiscal 2025, compared with 43.2% during Fiscal 2024, driven primarily by improved merchandise margin and freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, decreased approximately 20 basis points as a percentage of net sales during the fiscal year ended January 31, 2026, compared with the fiscal year ended February 1, 2025. Product sourcing costs include the costs of processing goods through our supply chain and buying costs.

Inventory. Inventory as of January 31, 2026 increased to $1,311.9 million from $1,250.8 million at February 1, 2025. This increase primarily relates to an increase in comparable store inventory and new store inventory at 104 net new stores since the end of Fiscal 2024.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 40% of total inventory at the end of Fiscal 2025 compared to 46% at the end Fiscal 2024.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents increased $237.8 million during Fiscal 2025, compared with an increase of $69.3 million during Fiscal 2024. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net sales	100.0%	100.0%	100.0%
Other revenue	0.1	0.2	0.2
Total revenue	100.1	100.2	100.2
Cost of sales	56.2	56.8	57.5
Selling, general and administrative expenses	33.1	33.4	33.9
Costs related to debt amendments	0.0	0.0	0.0
Depreciation and amortization	3.6	3.3	3.2
Impairment charges - long-lived assets	0.1	0.1	0.1
Other income - net	(0.3)	(0.2)	(0.2)
Loss on extinguishment of debt	—	0.0	0.4
Interest income	(0.2)	(0.3)	(0.2)
Interest expense	0.6	0.7	0.8
Total costs and expenses	93.1	93.8	95.5
Income before income tax expense	7.0	6.4	4.7
Income tax expense	1.8	1.6	1.3
Net income	5.2%	4.8%	3.4%

Performance for Fiscal Year Ended January 31, 2026 (Fiscal 2025) Compared with Fiscal Year Ended February 1, 2025 (Fiscal 2024)

Net sales

Net sales improved $932.9 million, or 8.8%, to $11,549.6 million, primarily driven by both an increase in net sales of $691.4 million from our new stores and non-comparable stores as well as an increase of 2%, or $241.5 million, in comparable store sales during Fiscal 2025.

Cost of sales

Cost of sales as a percentage of net sales decreased to 56.2% during Fiscal 2025, compared with 56.8% during Fiscal 2024, primarily driven by improved merchandise margin and freight costs. On a dollar basis, cost of sales increased $461.7 million, or 7.7%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 33.1% during the fiscal year ended January 31, 2026, compared to 33.4% during the fiscal year ended February 1, 2025. The decrease was primarily driven by supply chain efficiency initiatives and store payroll costs, partially offset by increased occupancy costs. On a dollar basis, selling, general and administrative expenses increased by $270.2 million, or 7.6%, to $3,817.2 million during the fiscal year ended January 31, 2026. The increase was primarily driven by our 104 net new stores opened since the end of Fiscal 2024.

During Fiscal 2025 and Fiscal 2024, the Company acquired leases through bankruptcy proceedings. The acquisition of these leases resulted in $35.5 million and $15.7 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Consolidated Statements of Income during Fiscal 2025 and Fiscal 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $417.9 million during Fiscal 2025, compared with $347.6 million during Fiscal 2024. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores, as well as capital expenditures related to investments in our supply chain infrastructure.

Impairment charges—long-lived assets

Impairment charges related to long-lived assets were $9.9 million and $12.9 million during Fiscal 2025 and Fiscal 2024, respectively. Fiscal 2025 relates to an owned store selling below carrying value, unrecoverable assets at underperforming stores, as well as stores relocated and closed before the end of the respective lease-end dates. Fiscal 2024 relates to two owned stores selling below carrying value, unrecoverable assets at underperforming stores, and stores relocated and closed before the end of the respective lease-end dates.

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

Other income, net

Other income, net improved $14.6 million to $31.3 million during Fiscal 2025. The improvement in other income was primarily driven by a one-time settlement of certain layaway liabilities, resulting in a gain.

Loss on Extinguishment of Debt

There were no loss on extinguishment of debt charges during Fiscal 2025. During Fiscal 2024, debt extinguishment charges amounted to $1.4 million related to the partial write-off of the original issue discount and deferred debt costs, as a result of the September 2024 extension and upsize of our Term Loan Facility. Refer to Note 5, “Long Term Debt,” for further discussion regarding our debt transactions.

Interest income

Interest income decreased $10.6 million to $20.9 million. The decrease was primarily driven by more investments in Fiscal 2024 compared to Fiscal 2025.

Interest expense

Interest expense increased $1.5 million to $71.0 million. The increase is related to the upsize of the Term Loan Facility, partially offset by increased capitalized interest as a result of the ongoing construction of a distribution center and paydown of the 2025 Convertible Notes during the first quarter of Fiscal 2025.

The average interest rate on the Term Loan Facility was 5.9% and 7.0% for the fiscal year ended January 31, 2026 and the fiscal year ended February 1, 2025, respectively. The average balance on the Term Loan Facility, excluding the original issue discount, was $1,561.2 million and $1,047.0 million for the fiscal year ended January 31, 2026 and the fiscal year ended February 1, 2025, respectively.

Income tax expense

Income tax expense was $206.0 million for Fiscal 2025 compared with $171.2 million for Fiscal 2024. The effective tax rate was 25.2% related to pretax income of $816.1 million for Fiscal 2025, and 25.4% related to pretax income of $674.8 million for Fiscal 2024. The increase in income tax expense is primarily driven by higher pre‑tax income.

Net income

We earned net income of $610.2 million during Fiscal 2025 compared with net income of $503.6 million for Fiscal 2024. This increase was primarily driven by higher sales and increased gross margin rate. Net income included $26.4 million and $11.7 million of expense, net of income taxes, for Fiscal 2025 and Fiscal 2024, respectively, related to the bankruptcy acquired leases.

Performance for Fiscal Year Ended February 1, 2025 (Fiscal 2024) Compared with Fiscal Year Ended February 3, 2024 (Fiscal 2023)

For a discussion related to Fiscal 2024 performance compared to Fiscal 2023 performance, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Fiscal 2024 10-K).

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

Cash Flows

Cash Flows for Fiscal 2025 Compared with Fiscal 2024

We generated $237.8 million of cash flows during Fiscal 2025 compared with $69.3 million during Fiscal 2024.

Net cash provided by operating activities amounted to $1,231.4 million and $863.4 million during Fiscal 2025 and Fiscal 2024, respectively. The increase in our operating cash flows was primarily driven by improved net income as well as changes in working capital.

Net cash used in investing activities was $1,055.1 million and $882.3 million during Fiscal 2025 and Fiscal 2024, respectively. This change was primarily the result of investments in our supply chain infrastructure, as well as new store construction.

Net cash provided by financing activities was $61.5 million during Fiscal 2025 compared to a use of $88.2 million during Fiscal 2024. This change was primarily driven by the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025 and an increase in treasury stock repurchases, partially offset by net proceeds related to the upsize of the Term Loan Facility during the second quarter of Fiscal 2025.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at January 31, 2026 of $522.3 million compared with $356.3 million at February 1, 2025. The increase in working capital was primarily driven by increased cash balance and a decrease in current maturity of long term debt, partially offset by a decrease in prepaid assets.

Cash Flows for Fiscal 2024 Compared with Fiscal 2023

For a discussion of our cash flows for Fiscal 2024 compared to Fiscal 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Fiscal 2024 10-K.

Capital Expenditures

For Fiscal 2025, capital expenditures, net of $56.9 million of landlord allowances, amounted to $1,104.1 million (inclusive of accrued capital expenditures). These capital expenditures include approximately $482.0 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, downsizes, remodels and other store expenditures). In addition, we made capital expenditures of $464.0 million to support our supply chain initiatives, largely related to the purchase of the distribution center in California and build-out of the distribution center in Georgia, with the remaining capital to support information technology and other business initiatives. During Fiscal 2024, we incurred capital expenditures of $843.9 million (inclusive of accrued capital expenditures), net of approximately $28.9 million of landlord allowances.

We estimate that we will spend approximately $875 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2026, including approximately $420 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, downsizes, remodels and other store expenditures). In addition, we estimate that we will spend approximately $290 million to support our supply chain initiatives, largely related to completing the build-out of the distribution center in Georgia and beginning construction on a distribution center in Arizona. The remaining capital will be used to support our information technology and other business initiatives.

Share Repurchase Program

On August 15, 2023, our Board of Directors authorized the repurchase of up to $500.0 million of common stock, which expired on August 15, 2025.

On May 20, 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During Fiscal 2025, we repurchased 985,594 shares of common stock for $251.4 million under our share repurchase program. As of January 31, 2026, we had $385.0 million remaining under our share repurchase authorization.

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

Debt and Hedging

As of January 31, 2026, our obligations, inclusive of original issue discount, include $1,719.4 million under our Term Loan Facility, $297.1 million of 2027 Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $22.9 million of finance lease obligations as of January 31, 2026. Refer to Note 5 to our Consolidated Financial Statements, “Long Term Debt,” for an overview of the terms and conditions of these instruments.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of January 31, 2026 of $1,730.6 million maturing on September 24, 2031.

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

On June 11, 2025, we entered into an amendment to the Term Loan Facility, which among other things, provided for $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to, and fungible with, the existing Term B-7 Loans.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions).

At January 31, 2026, our borrowing rate related to the Term Loan Facility, exclusive of the impact of interest rate swaps, was 5.4%.

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

At January 31, 2026, we had $934.5 million available under the ABL Line of Credit. Average borrowings during Fiscal 2025 amounted to $20.2 million at an average interest rate of 5.5%.

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

On March 12, 2026 and March 13, 2026, we entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Convertible Notes. Under the terms of the Exchange Agreements, the holders have agreed to exchange $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of our common stock. These exchange transactions are expected to close on or around March 19, 2026, subject to the satisfaction of customary closing conditions.

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

Certain Information Concerning Material Cash Requirements

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 31, 2026:

	Payments Due By Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Debt obligations (a)	$2,078,290	$68,140	$332,119	$35,050	$1,642,981
Interest on debt obligations (b)	501,229	93,185	181,014	172,246	54,784
Finance lease obligations (c)	31,514	3,640	7,087	4,144	16,643
Operating lease obligations (d)	5,046,394	654,698	1,386,061	1,153,582	1,852,053
Purchase obligations (e)	1,774,019	1,774,019	—	—	—
Other (f)	2,024	1,950	74	—	—
Total	$9,433,470	$2,595,632	$1,906,355	$1,365,022	$3,566,461

(a)
Represents future principal payments on outstanding borrowings as of January 31, 2026.
(b)
Represents interest payments on (i) the outstanding balance of the Term Loan Facility with an interest rate of 5.4%; (ii) 1,100.0 million interest rate swap; and (iii) the outstanding balance of the 2027 Convertible Notes.
(c)
Finance lease obligations include future interest payments.
(d)
Represents minimum rent payments for operating leases under the current terms. The above table excludes approximately $536.9 million for 96 stores and one office that we have committed to open or relocate but have not yet taken possession of the space.
(e)
Represents commitments to purchase merchandise that have not been received as of January 31, 2026. The table above excludes estimated commitments for non-merchandise goods of approximately $225 million, which primarily relates to capital expenditures for our stores as well as other miscellaneous operating expenses.
(f)
Represents severance payments in the normal course of business that are included in the line item “Selling, general and administrative expenses” in our Consolidated Statements of Income.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $5.8 million, inclusive of $4.3 million of interest and penalties, neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements, merchandising agreements and utility agreements in the amount of $50.4 million as of January 31, 2026.

As of January 31, 2026, insurance reserves amounted to $111.0 million. These amounts are excluded from the table above as we are not certain if and when these payments would be required.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markups, markdowns and shortage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of retail markdowns would have resulted in an increase in markdown dollars, at cost, of approximately $2.8 million for Fiscal 2025.

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

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $111.0 million and $102.8 million at January 31, 2026 and February 1, 2025, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest based on SOFR, in each case plus an applicable borrowing margin. The interest rate of our Term Loan Facility is also dependent on the prime rate, and the federal funds rate as further discussed in Note 5 to our Consolidated Financial Statements, “Long Term Debt.” On September 24, 2024, we entered into an amendment to the Credit Agreement dated as of February 24, 2011, which among other things, (i) refinanced the outstanding $933 million principal amount of term B-6 loans with term B-7 loans in an aggregate principal amount of $1,250 million, which includes incremental term loans in an aggregate principal amount of $317 million, (ii) extended the maturity date from June 24, 2028 to September 24, 2031, and (iii) reduced the interest rate margins applicable to our term loan facility from 1.00% to 0.75%, in the case of prime rate loans, and from 2.00% to 1.75%, in the case of SOFR loans, with a 0.00% SOFR floor, and removing the SOFR adjustment.

On June 11, 2025, we entered into an amendment to the Term Loan Facility, which among other things, provided for $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to, and fungible with, the existing Term B-7 Loans.

We manage our interest rate risk through the use of interest rate derivative contracts. For our floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

On September 27, 2024, we terminated the previous $450.0 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500.0 million with a blended interest rate of 2.83%. On this same date, we also entered into a new interest rate swap for $300.0 million with an interest rate of 3.37%.

On June 12, 2025, we entered into an interest rate swap agreement with a notional amount of $200.0 million and a fixed interest rate of 3.76%. On the same date, we also entered into an interest rate swap agreement with a notional amount of $100.0 million and a fixed interest rate of 3.73%. These interest rate swap agreements are designated as cash flow hedges. Refer to Note 6, “Derivative Instruments and Hedging Activities,” for further discussion regarding our derivative transactions.

We have unlimited interest rate risk related to borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contract.

At January 31, 2026, we had $1,730.6 million of floating-rate debt, exclusive of original issue discount. Based on this, a one percentage point interest rate increase or decrease as of January 31, 2026 (after considering our interest rate swap contract and assuming current borrowing level remains constant), would cause an increase or decrease, respectively, to cash interest expense of $6.3 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Stores, Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•
We made a selection of markdowns recorded throughout the year to test the timeliness of markdowns taken.
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
March 19, 2026

We have served as the Company’s auditor since 1983.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All amounts in thousands, except per share data)

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)
REVENUES:
Net sales	$11,549,607	$10,616,743	$9,708,973
Other revenue	17,303	18,080	18,494
Total revenue	11,566,910	10,634,823	9,727,467
COSTS AND EXPENSES:
Cost of sales	6,486,922	6,025,272	5,584,060
Selling, general and administrative expenses	3,817,180	3,546,967	3,288,315
Costs related to debt amendments	112	4,553	97
Depreciation and amortization	417,871	347,575	307,064
Impairment charges - long-lived assets	9,857	12,921	6,367
Other income - net	(31,287)	(16,694)	(16,249)
Loss on extinguishment of debt	—	1,412	38,274
Interest income	(20,904)	(31,519)	(24,633)
Interest expense	71,041	69,522	78,399
Total costs and expenses	10,750,792	9,960,009	9,261,694
Income before income tax expense	816,118	674,814	465,773
Income tax expense	205,965	171,175	126,124
Net income	$610,153	$503,639	$339,649

Net income per common share:
Common stock - basic	$9.69	$7.91	$5.25
Common stock - diluted	$9.51	$7.80	$5.23
Weighted average number of common shares:
Common stock - basic	62,984	63,634	64,672
Common stock - diluted	64,126	64,595	64,917

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All amounts in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)

Net income	$610,153	$503,639	$339,649
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized (loss) gain arising during the period	(13,526)	22,438	10,460
Net reclassification into earnings during the period	(11,643)	(13,449)	(5,675)
Other comprehensive (loss) income, net of tax	(25,169)	8,989	4,785
Total comprehensive income	$584,984	$512,628	$344,434

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	January 31,	February 1,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,232,525	$994,698
Accounts receivable—net of allowance for doubtful accounts of $1,611 and $2,959, respectively	105,296	88,079
Merchandise inventories	1,311,903	1,250,775
Assets held for disposal	3,364	32,193
Prepaid and other current assets	118,444	263,058
Total current assets	2,771,532	2,628,803
Property and equipment—net	3,164,218	2,369,720
Operating lease assets	3,624,786	3,386,852
Tradenames	238,000	238,000
Goodwill	47,064	47,064
Deferred tax assets	2,139	2,248
Other assets	71,318	97,726
Total assets	$9,919,057	$8,770,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019,152	$1,038,148
Current operating lease liabilities	425,468	406,891
Other current liabilities	734,000	656,581
Current maturities of long term debt and other current debt	70,591	170,891
Total current liabilities	2,249,211	2,272,511
Long term debt	2,011,735	1,539,918
Long term operating lease liabilities	3,497,343	3,253,825
Other liabilities	75,738	74,402
Deferred tax liabilities	277,771	259,261
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 83,337,586 shares and 82,805,353 shares, respectively
Outstanding: 62,717,720 shares and 63,284,385 shares, respectively	9	8
Additional paid-in-capital	2,369,633	2,237,579
Accumulated earnings	2,097,856	1,487,703
Accumulated other comprehensive income	17,353	42,522
Treasury stock, at cost	(2,677,592)	(2,397,316)
Total stockholders' equity	1,807,259	1,370,496
Total liabilities and stockholders' equity	$9,919,057	$8,770,413

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)
OPERATING ACTIVITIES
Net income	$610,153	$503,639	$339,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	417,871	347,575	307,064
Impairment charges—long-lived assets	9,857	12,921	6,367
Amortization of deferred financing costs	2,866	3,079	3,193
Accretion of long term debt instruments	1,753	1,041	958
Deferred income taxes	27,784	28,637	20,663
Loss on extinguishment of debt	—	1,412	38,274
Non-cash stock compensation expense	106,732	87,572	83,948
Non-cash lease expense	(3,057)	(9,856)	(7,724)
Cash received from landlord allowances	56,856	28,872	14,585
Changes in assets and liabilities:
Accounts receivable	(18,092)	(14,253)	(4,464)
Merchandise inventories	(61,128)	(162,934)	94,141
Prepaid and other current assets	74,811	(46,894)	(84,473)
Accounts payable	(23,703)	86,505	(21,953)
Other current liabilities	31,706	10,368	80,774
Other long term assets and long term liabilities	(2,390)	1,136	3,651
Other operating activities	(637)	(15,444)	(5,918)
Net cash provided by operating activities	1,231,382	863,376	868,735
INVESTING ACTIVITIES
Cash paid for property and equipment	(1,059,793)	(880,384)	(492,644)
Lease acquisition costs	(22,798)	(11,599)	(24,640)
Net proceeds from sale of property and equipment and assets held for sale	27,541	9,729	13,539
Net cash used in investing activities	(1,055,050)	(882,254)	(503,745)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	150,000	—	—
Principal payments on long term debt—ABL Line of Credit	(150,000)	—
Proceeds from long term debt—Term Loan Facility	495,000	605,843	—
Principal payments on long term debt—Term Loan Facility	(16,269)	(302,597)	(9,614)
Proceeds from long term debt— 2027 Convertible Notes	—	—	297,069
Principal payment on long term debt— 2025 Convertible Notes	(156,158)	—	(386,519)
Purchase of treasury shares	(278,422)	(256,293)	(243,188)
Proceeds from stock option exercises	25,327	31,651	18,783
Other financing activities	(7,983)	9,613	4,633
Net cash provided by (used in) financing activities	61,495	88,217	(318,836)
Increase in cash and cash equivalents	237,827	69,339	46,154
Cash and cash equivalents at beginning of period	994,698	925,359	879,205
Cash and cash equivalents at end of period	$1,232,525	$994,698	$925,359
Supplemental disclosure of cash flow information:
Interest paid	$73,076	$84,614	$88,148
Income tax payments - net	$170,886	$170,259	$86,237
Non-cash investing and financing activities:
Finance lease modification	$—	$(1,523)	$—
Accrued purchases of property and equipment	$155,380	$102,829	$110,475
Land purchased through issuance of promissory note	$50,615	$—	$—

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All dollar amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at January 28, 2023	82,037,994	$8	$2,015,625	$644,415	$28,748	(17,018,281)	$(1,893,891)	$794,905
Net income	—	—	—	339,649	—	—	—	339,649
Stock options exercised	157,003	—	18,783	—	—	—	—	18,783
Shares used for tax withholding	—	—	—	—	—	(62,894)	(11,255)	(11,255)
Shares purchased as part of publicly announced programs, inclusive of $1.9 million related to excise tax	—	—	—	—	—	(1,354,031)	(233,883)	(233,883)
Vesting of restricted shares	204,580	—	—	—	—	—	—	—
Stock based compensation	—	—	83,948	—	—	—	—	83,948
Unrealized gains on interest rate derivative contracts, net of related taxes of $3.8 million	—	—	—	—	10,460	—	—	10,460
Amount reclassified into earnings, net of related taxes of $2.1 million	—	—	—	—	(5,675)	—	—	(5,675)
Balance at February 3, 2024	82,399,577	8	2,118,356	984,064	33,533	(18,435,206)	(2,139,029)	996,932
Net income	—	—	—	503,639	—	—	—	503,639
Stock options exercised	189,919	—	31,651	—	—	—	—	31,651
Shares used for tax withholding	—	—	—	—	—	(72,201)	(14,370)	(14,370)
Shares purchased as part of publicly announced programs, inclusive of $2.0 million related to excise tax	—	—	—	—	—	(1,013,561)	(243,917)	(243,917)
Vesting of restricted shares	215,857	—	—	—	—	—	—	—
Stock based compensation	—	—	87,572	—	—	—	—	87,572
Unrealized gains on interest rate derivative contracts, net of related taxes of $8.1 million	—	—	—	—	22,438	—	—	22,438
Amount reclassified into earnings, net of related taxes of $4.9 million	—	—	—	—	(13,449)	—	—	(13,449)
Balance at February 1, 2025	82,805,353	8	2,237,579	1,487,703	42,522	(19,520,968)	(2,397,316)	1,370,496
Net income	—	—	—	610,153	—	—	—	610,153
Stock options exercised	150,964	—	25,327	—	—	—	—	25,327
Shares used for tax withholding	—	—	—	—	—	(113,304)	(26,995)	(26,995)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced programs, inclusive of $1.9 million related to excise tax	—	—	—	—	—	(985,594)	(253,281)	(253,281)
Vesting of restricted shares	324,120	—	—	—	—	—	—	—
Stock based compensation	—	—	106,732	—	—	—	—	106,732
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.9 million	—	—	—	—	(13,526)	—	—	(13,526)
Amount reclassified into earnings, net of related taxes of $4.2 million	—	—	—	—	(11,643)	—	—	(11,643)
Balance at January 31, 2026	83,337,586	$9	$2,369,633	$2,097,856	$17,353	(20,619,866)	$(2,677,592)	$1,807,259

See Notes to Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

As of January 31, 2026, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), has expanded its store base to 1,212 retail stores in 46 states, Washington D.C. and Puerto Rico. The Company sells in-season, fashion-focused merchandise at up to 60% off other retailers’ prices, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats. As of January 31, 2026, the Company operated stores under the names “Burlington Stores” (1,211 stores), and “Cohoes Fashions” (1 store). Cohoes Fashions offers products similar to those offered by Burlington Stores.

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

Fiscal Years

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. The fiscal year ended January 31, 2026 (Fiscal 2025) consisted of 52 weeks, the fiscal year ended February 1, 2025 (Fiscal 2024) consisted of 52 weeks, and the fiscal year ended February 3, 2024 (Fiscal 2023) consisted of 53 weeks.

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

Costs associated with the Company’s distribution, buying, and store receiving functions (product sourcing costs) are included in the line items “Selling, general and administrative expenses” and “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Product sourcing costs included within the line item “Selling, general and administrative expenses” amounted to $851.8 million, $800.4 million and $780.3 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $96.9 million, $85.3 million and $68.8 million, respectively.

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

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles—Goodwill and Other” (Topic No. 350) which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $32.7 million, $33.3 million, and $33.9 million relating to these costs during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.

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

The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through the relief of royalty method which is a widely accepted valuation technique. On the first business day of the second quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair values of each of the Company’s identifiable intangible assets are greater than their respective carrying values. There were no impairment charges recorded during Fiscal 2025, Fiscal 2024 or Fiscal 2023 related to indefinite-lived intangible assets.

Intangible assets at January 31, 2026 and February 1, 2025 consist primarily of tradenames.

	(in thousands)
	January 31, 2026			February 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. On the first business day of the second fiscal quarter, the Company’s annual assessment date, the Company performed a quantitative analysis and determined that the fair value of the Company’s reporting unit was greater than its carrying value. There were no impairment charges related to goodwill during Fiscal 2025, Fiscal 2024 or Fiscal 2023.

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

Other Current Liabilities

Other current liabilities primarily consist of accrued payroll costs, self-insurance reserves, customer liabilities, accrued operating expenses, sales tax payable, payroll taxes payable and other miscellaneous items. Customer liabilities totaled $23.2 million and $36.8 million as of January 31, 2026 and February 1, 2025, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves as of January 31, 2026 and February 1, 2025 were:

	(in thousands)
	January 31, 2026	February 1, 2025
Short-term self-insurance reserve	$46,502	$41,309
Long-term self-insurance reserve	64,536	61,475
Total	$111,038	$102,784

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

Category	Fiscal 2025	Fiscal 2024	Fiscal 2023
Ladies apparel	20%	21%	21%
Accessories and shoes	28%	27%	27%
Home	20%	20%	20%
Mens apparel	17%	17%	17%
Kids apparel and baby	12%	12%	12%
Outerwear	3%	3%	3%

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

Other Revenue

Other revenue consists of service fees (layaway and other miscellaneous service charges), subleased rental income and certain revenue received from the bank related to the Company's private label credit card (PLCC) as shown in the table below:

	(in thousands)
	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Service fees	$3,715	$3,928	$4,165
Subleased rental income and other	8,064	9,041	9,317
PLCC	5,524	5,111	5,012
Total	$17,303	$18,080	$18,494

Advertising Costs

The Company’s advertising costs consist primarily of video, audio and digital marketing. Advertising costs are expensed the first time the advertising takes place, and are included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, advertising costs were $42.4 million, $35.3 million and $36.5 million, respectively.

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

Other Income, Net

Other income, net, consists of gains and losses on insurance proceeds, net gains and losses on disposition of assets, gift card breakage, and other miscellaneous items. During Fiscal 2025 the Company had a one-time write-off of certain layaway liabilities, resulting in a one-time gain, which is included in other income, net. The Company also recognized $5.0 million during Fiscal 2023 related to the sale of certain state tax credits. There were no sales of tax credits during Fiscal 2025 and Fiscal 2024. Interest income was disaggregated from the financial statement line item other income, net on the Company’s Consolidated Statement of Income beginning in Fiscal 2025. The amounts for Fiscal 2024 and Fiscal 2023 were retrospectively adjusted for comparability purposes.

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

	(in thousands)
	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
			(53 Weeks)
Total revenue	$11,566,910	$10,634,823	$9,727,467

Cost of sales	6,486,922	6,025,272	5,584,060
Product sourcing costs	851,831	800,354	780,286
Other segment expenses (a)	2,965,349	2,746,613	2,508,029
Costs related to debt amendments	112	4,553	97
Depreciation and amortization	417,871	347,575	307,064
Impairment charges - long-lived assets	9,857	12,921	6,367
Other income - net	(31,287)	(16,694)	(16,249)
Loss on extinguishment of debt	—	1,412	38,274
Interest income	(20,904)	(31,519)	(24,633)
Interest expense	71,041	69,522	78,399
Income tax expense	205,965	171,175	126,124
Net income	$610,153	$503,639	$339,649
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

2. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2023-09, "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. Refer to Note 12, “Income Taxes” for the Company's disclosure in accordance with ASU 2023-09.

There were no other new accounting standards that had a material impact on the Company’s Consolidated Financial Statements and notes thereto during Fiscal 2025.

Accounting Pronouncements Not Yet Adopted

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

3. Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 31, 2026	February 1, 2025
Land	N/A	$138,848	$82,692
Buildings	10 to 40 Years	570,375	363,658
Store fixtures and equipment	3 to 15 Years	2,042,833	1,828,472
Software	3 to 10 Years	326,887	387,200
Leasehold improvements	Shorter of lease term or useful life	1,450,330	1,180,491
Construction in progress	N/A	935,987	584,124
Total property and equipment at cost		5,465,260	4,426,637
Less: accumulated depreciation and amortization		(2,301,042)	(2,056,917)
Total property and equipment, net of accumulated depreciation and amortization		$3,164,218	$2,369,720

As of January 31, 2026 and February 1, 2025, assets, net of accumulated amortization of $15.4 million and $13.2 million, respectively, held under finance leases amounted to approximately $16.2 million and $18.4 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to finance leases is included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. The total amount of depreciation expense during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $379.6 million, $311.4 million and $273.5 million, respectively.

Internally developed software is amortized on a straight line basis over three to ten years and is recorded in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income. Amortization of internally developed software amounted to $29.1 million, $25.7 million and $23.0 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Landlord-owned assets represent leasehold improvements at certain stores for which the Company has paid and derives a benefit, but the landlord has retained title. These assets are amortized over the lease term inclusive of reasonably assured renewal options. Amortization of landlord-owned assets was $9.2 million, $10.4 million and $10.6 million, during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, and was included in the line item “Depreciation and amortization” in the Company’s Consolidated Statements of Income.

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company recorded impairment charges related to property and equipment of $8.1 million, $11.2 million and $3.7 million, respectively. These charges are recorded in the line item “Impairment charges—long-lived assets” in the Company’s Consolidated Statements of Income. Refer to Note 4, “Impairment Charges,” for further discussion.

4. Impairment Charges

Impairment charges recorded during Fiscal 2025, Fiscal 2024 and Fiscal 2023 amounted to $9.9 million, $12.9 million and $6.4 million, respectively. Impairment charges are primarily related to declines in revenues and operating results of certain stores in

Fiscal 2025, Fiscal 2024, and Fiscal 2023, as well as sales of owned properties in Fiscal 2025 and Fiscal 2024. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	January 31, 2026	February 1, 2025	February 3, 2024
Store fixtures and equipment	$2,325	$1,402	$2,471
Leasehold improvements	390	422	1,272
Operating lease assets	1,804	1,763	2,623
Buildings	517	1,437	—
Land	3,512	7,882	—
Other assets	1,309	15	1
Total	$9,857	$12,921	$6,367

The Company recorded impairment charges related to store-level assets for 17 stores during Fiscal 2025, 10 stores during Fiscal 2024, and 11 stores during Fiscal 2023.

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC Topic No. 820 “Fair Value Measurements” (Topic No. 820). Refer to Note 13, “Fair Value of Financial Instruments,” for further discussion of the Company’s fair value hierarchy. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that used level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located. The assets impaired had a remaining carrying value after impairments of $25.8 million, $56.8 million, and $73.0 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, primarily related to the right-of-use assets.

5. Long Term Debt

Long term debt consists of:

	(in thousands)
	January 31,	February 1,
	2026	2025
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,719,406	$1,238,921
Convertible senior notes, 2.25%, matured on April 15, 2025	—	156,155
Convertible senior notes, 1.25%, matures on December 15, 2027	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on July 25, 2030	—	—
Finance lease obligations	22,943	24,980
Unamortized deferred financing costs	(7,706)	(6,316)
Total long-term debt	2,031,712	1,710,809
Less: current maturities (a)	(19,977)	(170,891)
Long term debt, net of current maturities	$2,011,735	$1,539,918

(a)
The amount presented in the table above excludes a $50.6 million short-term promissory note, which is included in the line item "Current maturities of long-term debt and other current debt" on the Consolidated Balance Sheet for Fiscal 2025. This promissory note was repaid in February 2026.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of January 31, 2026 of $1,730.6 million maturing on September 24, 2031.

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

On June 11, 2025, the Company entered into an amendment to the Term Loan Facility, which among other things, provided for $500.0 million of incremental term loans under the Term Loan Credit Agreement as additional Term B-7 Loans. The incremental term loans were issued with an original issue discount of 99.0 and are otherwise on terms identical to, and fungible with, the existing Term B-7 Loans.

The Term Loan Facility is collateralized by a first lien on BCFWC’s and each guarantor’s equity interests, equipment, intellectual property, and certain favorable leases and real estate, and certain related assets and proceeds thereof (subject to certain exceptions), and a second lien on BCFWC’s and each guarantor’s other assets and proceeds thereof (subject to certain exceptions).

As of January 31, 2026 and February 1, 2025, the Company’s borrowing rate related to the Term Loan Facility, exclusive of the impact of interest rate swaps, was 5.4% and 6.1%, respectively.

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

At January 31, 2026, the Company had $934.5 million available under the ABL Line of Credit. Average borrowings during Fiscal 2025 amounted to $20.2 million at an average interest rate of 5.5%.

Deferred Financing Costs

The Company had $3.1 million and $1.4 million in deferred financing costs associated with its ABL Line of Credit as of January 31, 2026 and February 1, 2025, respectively, which are recorded in the line item “Other assets” in the Company’s Consolidated Balance Sheets. In addition, the Company had $7.7 million and $6.3 million of deferred financing costs associated with its Term Loan Facility and Convertible Notes, recorded in the line item “Long term debt” in the Company’s Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025, respectively.

Amortization of deferred financing costs amounted to $2.9 million, $3.1 million and $3.2 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, which was included in the line item “Interest expense” in the Company’s Consolidated Statements of Income.

Amortization expense related to deferred financing costs as of January 31, 2026 for each of the next five fiscal years and thereafter is estimated to be as follows:

Fiscal Years	(in thousands)
2026	$2,904
2027	2,760
2028	1,659
2029	1,618
2030	1,249
Thereafter	592
Total	$10,782

Deferred financing costs have a weighted average amortization period of approximately 4.5 years.

Scheduled Maturities

Scheduled maturities of the Company’s long term debt obligations, as they exist as of January 31, 2026, in each of the next five fiscal years and thereafter are as follows:

(in thousands)
Total Long-Term Debt
Fiscal Years:
2026 (a)	$17,525
2027	314,594
2028	17,525
2029	17,525
2030	17,525
Thereafter	1,642,981
Total	2,027,675
Less: unamortized discount	(11,200)
Less: unamortized deferred financing costs	(7,706)
Finance lease liabilities	22,943
Total long-term debt	$2,031,712
(a)
The amount presented in the table above excludes a $50.6 million short-term promissory note, which is included in the line item "Current maturities of long-term debt and other current debt" on the Consolidated Balance Sheet for Fiscal 2025. This promissory note was repaid in February 2026.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 31, 2026 and February 1, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative portfolio. As a result, the Company classifies its derivative valuations in Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

On September 27, 2024, the Company terminated its previous $450.0 million interest rate swap, and entered into a new interest rate swap in the notional amount of $500.0 million with a blended interest rate of 2.83%. On this same date, the Company also entered into a new interest rate swap for $300.0 million with an interest rate of 3.37%. These interest rate swap agreements are designated as cash flow hedges.

On June 12, 2025, the Company entered into an interest rate swap agreement with a notional amount of $200.0 million and a fixed interest rate of 3.76%. On the same date, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million and a fixed interest rate of 3.73%. These interest rate swap agreements are designated as cash flow hedges.

During Fiscal 2025, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 31, 2026, the Company estimates that $8.0 million will be reclassified as a reduction to interest expense during the next twelve months.

As of January 31, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Four	$1,100.0 million	2.83%-3.76%	September 24, 2031

Tabular Disclosure

The tables below present the fair value of the Company’s derivative financial instruments on a gross basis, as well as their classification on the Company’s Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	January 31, 2026		February 1, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$20,454	Other assets	$45,699
Interest rate swap contracts	Other liabilities	$3,290	Other liabilities	$—

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Interest Rate Derivatives:	January 31, 2026	February 1, 2025	February 3, 2024
Unrealized (losses) gains, before taxes	$(18,462)	$30,563	$14,243
Income tax benefit (expense)	4,936	(8,125)	(3,783)
Unrealized (losses) gains, net of taxes	$(13,526)	$22,438	$10,460

The following table presents information about the reclassification of losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

	(in thousands)
	Fiscal Year Ended
Component of Earnings:	January 31, 2026	February 1, 2025	February 3, 2024
Interest benefit	$(15,873)	$(18,355)	$(7,749)
Income tax expense	4,230	4,906	2,074
Net reclassification into earnings	$(11,643)	$(13,449)	$(5,675)

7. Capital Stock

Common Stock

As of January 31, 2026, the total amount of the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

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

During Fiscal 2025, the Company acquired 113,304 shares of common stock from employees for approximately $27.0 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock units, which was recorded in the line item “Treasury stock” on the Company’s Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Consolidated Statements of Cash Flows.

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

During Fiscal 2025, the Company repurchased 985,594 shares of common stock for $251.4 million under its share repurchase program. As of the end of Fiscal 2025, the Company had $385.0 million remaining under this share repurchase authorization.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the Company’s stock option, restricted stock and restricted stock unit awards, and the if-converted method for the 2025 Convertible Notes and 2027 Convertible Notes, as applicable.

	(in thousands, except per share data)
	Fiscal Year Ended

	January 31,	February 1,	February 3,
	2026	2025	2024
Basic net income per share
Net income	$610,153	$503,639	$339,649
Weighted average number of common shares – basic	62,984	63,634	64,672
Net income per common share – basic	$9.69	$7.91	$5.25
Diluted net income per share
Net income	$610,153	$503,639	$339,649
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	62,984	63,634	64,672
Assumed exercise of stock options and vesting of restricted stock	795	673	245
Assumed conversion of convertible debt	347	288	—
Weighted average number of common shares – diluted	64,126	64,595	64,917
Net income per common share – diluted	$9.51	$7.80	$5.23

Approximately 173,000 shares, 405,000 shares and 1,524,000 shares were excluded from diluted net income per share for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, since their effect was anti-dilutive.

9. Stock-Based Compensation

On May 20, 2025, the Company’s stockholders approved an amendment to the Company's 2022 Omnibus Incentive Plan to, among other things, increase the number of shares of Company common stock subject to the plan by 3,100,000.

The Company accounts for awards issued under the Plans in accordance with Topic No. 718. As of January 31, 2026, there were 6,080,426 shares of common stock available for issuance under the Company's 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Fiscal Year Ended
	January 31,	February 1,	February 3,
Type of Non-Cash Stock Compensation	2026	2025	2024
Restricted stock unit grants (a)	$51,510	$43,005	$43,037
Stock option grants (a)	16,441	19,543	19,502
Performance stock unit grants (a)	38,781	25,024	21,409
Total (b)	$106,732	$87,572	$83,948

(a) Included in the line item “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

(b) The amounts presented in the table above exclude the effect of income taxes. The tax benefit related to the Company’s non-cash stock compensation was $19.3 million, $15.6 million and $15.5 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Stock Options

Options granted during Fiscal 2025, Fiscal 2024 and Fiscal 2023, were all service-based awards granted under the Plans at the following exercise prices:

	Exercise Price Ranges
	From	To
Fiscal 2025	$273.66	$273.66
Fiscal 2024	$178.02	$290.34
Fiscal 2023	$118.58	$234.15

All awards granted during Fiscal 2025, Fiscal 2024 and Fiscal 2023 generally vest in one-fourth annual increments (subject to continued employment through the applicable vesting date). The final exercise date for any option granted is the tenth anniversary of the grant date. Options granted during Fiscal 2025, Fiscal 2024 and Fiscal 2023 become exercisable if the grantee’s employment is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control. Unless determined otherwise by the plan administrator, upon cessation of employment other than for cause, the majority of options that have not vested will terminate immediately, and unexercised vested options will be exercisable for a period of 60 to 180 days.

As of January 31, 2026, the Company had 1,260,295 options outstanding to purchase shares of common stock, and there was $20.8 million of unearned non-cash stock-based option compensation that the Company expects to recognize as expense over a weighted average period of 1.9 years. The awards are expensed on a straight-line basis over the requisite service period. During Fiscal 2025, the Company eliminated stock option grants and shifted to granting more restricted stock units.

Stock option transactions during Fiscal 2025 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, February 1, 2025	1,456,342	$196.77
Options granted	589	273.66
Options exercised (a)	(150,964)	167.77
Options forfeited	(45,672)	212.26
Options outstanding, January 31, 2026	1,260,295	199.72

(a) Options exercised during Fiscal 2025 had a total intrinsic value of $15.8 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term, as well as options exercisable:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,260,295	6.1	$199.72	$124.3
Options exercisable	813,227	5.2	$207.55	$75.0

During Fiscal 2025, the fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model. The fair value of each stock option granted during Fiscal 2025 was estimated using the following assumptions on a weighted average basis:

Fiscal Year Ended
January 31,
2026
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

Restricted Stock Units

Restricted stock units granted during Fiscal 2025 were all service-based awards. The fair value of each unit of restricted stock granted during Fiscal 2025 was based upon the closing price of the Company’s common stock on the grant date. Most of the awards outstanding as of January 31, 2026 have graded vesting provisions that generally vest in one-fourth annual increments (subject to continued employment through the applicable vesting date). Certain awards outstanding as of January 31, 2026 cliff vest at the end of a designated service period, ranging from two years to four years from the grant date. Awards granted to non-employee members of the Company’s Board of Directors vest 100% on the first anniversary of the grant date. Following a change of control, all unvested restricted stock units shall remain unvested, provided, however, that 100% of such shares shall vest if, following such change of control, the employment of the recipient is terminated without cause or, in some instances, the recipient resigns with good reason, within a certain period of time following a change in control.

As of January 31, 2026, there was approximately $96.9 million of unearned non-cash stock-based compensation related to restricted stock units that the Company expects to recognize as expense over a weighted average period of 2.5 years. The awards are expensed on a straight-line basis over the requisite service periods.

Award grant, vesting and forfeiture transactions during Fiscal 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	653,406	$190.83
Awards granted	341,487	231.91
Awards vested (a)	(224,732)	198.21
Awards forfeited	(42,648)	201.97
Non-vested awards outstanding, January 31, 2026	727,513	207.18

(a)
Restricted stock units vested during Fiscal 2025 had a total intrinsic value of $54.2 million.

Performance Share Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units granted are based on continued service and the achievement of pre-established adjusted net income per share growth over a three-year performance period. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

As of January 31, 2026, there was approximately $44.9 million of unearned non-cash stock-based compensation related to performance share units that the Company expects to recognize as expense over a weighted average period of 1.7 years. The awards are expensed on a straight-line basis over the requisite service periods.

Performance share unit transactions during Fiscal 2025 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, February 1, 2025	292,870	$188.37
Awards granted	174,248	225.56
Awards vested (a)	(99,388)	207.29
Awards forfeited	(3,776)	196.30
Non-vested awards outstanding, January 31, 2026	363,954	200.92

(a)
Performance-based stock awards vested during Fiscal 2025 had a total intrinsic value of $23.3 million.

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2026	$654,698	$3,640
2027	712,552	3,640
2028	673,509	3,447
2029	615,727	2,104
2030	537,855	2,040
Thereafter	1,852,053	16,643
Total future minimum lease payments	5,046,394	31,514
Amount representing interest	(1,123,583)	(8,571)
Total lease liabilities	3,922,811	22,943
Less: current portion of lease liabilities	(425,468)	(2,452)
Total long term lease liabilities	$3,497,343	$20,491

Weighted average discount rate	6.2%	5.5%
Weighted average remaining lease term (years)	7.9	11.6

The above schedule excludes approximately $536.9 million for 96 stores and one office the Company has committed to open, expand or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the years indicated:

	(in thousands)
	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024

Finance lease cost:
Amortization of finance lease asset (a)	$2,264	$2,573	$3,506
Interest on lease liabilities (b)	1,303	1,439	1,858
Operating lease cost (c)	684,975	628,433	587,214
Variable lease cost (c)	281,035	254,586	235,223
Total lease cost	969,577	887,031	827,801
(Gain) impairment on sale and leaseback transaction (d)	(1,039)	8,959	(1,958)
Less all rental income (e)	(4,747)	(5,377)	(5,733)
Total net rent expense (f)	$963,791	$890,613	$820,110

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$688,032	$638,361	$595,028
Cash payments for the principal portion of finance lease liabilities (b)	$2,037	$2,566	$4,378
Cash payments for the interest portion of finance lease liabilities (a)	$1,303	$1,439	$1,858
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$734,096	$737,222	$611,569

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

The Company recorded $17.9 million, $16.5 million and $15.6 million of 401(k) Plan match expense during Fiscal 2025, Fiscal 2024 and Fiscal 2023 respectively, which is included in the line item “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income.

12. Income Taxes

Income before income taxes was as follows for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(in thousands)
	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Domestic	$794,349	$659,414	$454,491
Foreign	21,769	15,400	11,282
Total income before income taxes	$816,118	$674,814	$465,773

Income tax expense was as follows for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(in thousands)
	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current:
Federal	$129,660	$105,828	$85,834
State	40,532	31,116	16,150
Foreign	7,989	5,594	3,477
Subtotal	178,181	142,538	105,461
Deferred:
Federal	28,287	25,560	12,583
State	(612)	2,889	7,311
Foreign	109	188	769
Subtotal	27,784	28,637	20,663
Total income tax expense	$205,965	$171,175	$126,124

Income taxes paid (net of refunds received) for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(in thousands)
	January 31,	February 1,	February 3,
	2026	2025	2024
Income Taxes Paid:
Federal	$124,000	$132,000	$69,500
State	38,526	33,399	13,877
Foreign	8,360	4,860	2,860
Total income tax expense	$170,886	$170,259	$86,237

The tax rate reconciliations were as follows for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	(all dollar amounts in thousands)
	Fiscal Year Ended
	January 31, 2026		February 1, 2025		February 3, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$171,385	21.0%	$141,711	21.0%	$97,812	21.0%
State income taxes, net of federal benefit (a)	33,271	4.1	28,202	4.2	20,061	4.3
Foreign tax effects	3,937	0.5	2,763	0.4	3,351	0.7
Effect of cross-border tax laws	(1,670)	(0.2)	(1,548)	(0.2)	(1,032)	(0.2)
Tax credits:
Work opportunity tax credit	(5,272)	(0.7)	(5,849)	(0.9)	(5,482)	(1.2)
Other	(138)	(0.0)	(138)	(0.0)	(138)	(0.0)
Non-taxable or non-deductible expenses:
Section 162(m): limit on compensation	9,434	1.1	6,794	1.0	5,996	1.3
Other	(2,778)	(0.3)	2,620	0.4	1,192	0.2
Changes in unrecognized tax benefits	(1,803)	(0.2)	(1,593)	(0.2)	(1,408)	(0.3)
Loss from extinguishment of convertible debt	—	—	—	—	6,757	1.5
Other	(401)	(0.1)	(1,787)	(0.3)	(985)	(0.2)
Effective tax rate	$205,965	25.2%	$171,175	25.4%	$126,124	27.1%

(a) The majority of the state and local tax expense is attributable to California, Florida, Illinois, New York, and New York City.

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 31, 2026		February 1, 2025
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Non-current deferred tax assets and liabilities:
Property and equipment basis adjustments	$—	$316,248	$—	$264,774
Operating lease liability	1,016,097	—	950,808	—
Operating lease asset	—	933,642	—	879,433
Intangibles—indefinite-lived	—	63,664	—	63,791
Employee benefit compensation	38,613	—	31,917	—
State net operating losses (net of federal benefit)	3,203	—	4,513	—
Tax credits	8,783	—	8,342	—
Other	—	20,369	—	35,653
Valuation allowance	(8,405)	—	(8,942)	—
Total non-current deferred tax assets and liabilities	$1,058,291	$1,333,923	$986,638	$1,243,651
Net deferred tax liability		$275,632		$257,013

As of January 31, 2026, the Company has a deferred tax asset related to state net operating losses of $3.2 million which will expire at various dates between 2036 and 2040. As of January 31, 2026, the Company had tax credit carry-forwards totaling $8.8 million, inclusive of $8.3 million in foreign tax credits, which will begin to expire in Fiscal 2033 and $0.5 million in state tax credit carry-forwards, which will begin to expire in Fiscal 2026.

As of February 1, 2025, the Company had a deferred tax asset related to net operating losses of $4.5 million, inclusive of $4.1 million of state net operating losses, and $0.4 million of deferred tax assets recorded for Puerto Rico net operating loss carry-forwards. As of February 1, 2025, the Company had tax credit carry-forwards totaling $8.3 million, inclusive of $4.9 million in foreign tax credits, and $3.4 million in state tax credit carry-forwards.

The Company believes it is more likely than not that certain credits will not be realized. To account for this risk, the Company has established a valuation allowance totaling $8.4 million, inclusive of $8.3 million for foreign tax credit carry-forwards and $0.1 million for state tax credit carry-forwards. If the Company’s assumptions change and it determines that these tax credits can be realized, the resulting tax benefits from reversing the valuation allowance on deferred tax assets as of January 31, 2026 will be recorded to the Company’s Consolidated Statement of Income. As of February 1, 2025, the Company provided a valuation allowance totaling $8.9 million, inclusive of $4.9 million for foreign tax credit carry-forwards, $0.6 million for state net operating losses, $3.0 million for state tax credit carry-forwards, and $0.4 million for Puerto Rico net operating loss carry-forwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Balance at January 28, 2023	$3,933
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	(18)
Balance at February 3, 2024	3,132
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	—
Balance at February 1, 2025	2,349
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(783)
Settlements	—
Lapse of statute of limitations	—
Balance at January 31, 2026	$1,566

As of January 31, 2026, the Company reported total unrecognized benefits of $1.6 million, of which $1.2 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken and current period activity, the Company recorded a net benefit of $1.2 million of interest and penalties during Fiscal 2025 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $4.3 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheet as of January 31, 2026. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

As of February 1, 2025, the Company reported total unrecognized benefits of $2.3 million, of which $1.9 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a net benefit of $1.0 million of interest and penalties during Fiscal 2024 in the line item “Income tax expense” in the Company’s Consolidated Statements of Income. Cumulative interest and penalties of $5.8 million are recorded in the line item “Other liabilities” in the Company’s Consolidated Balance Sheets as of February 1, 2025.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for Fiscal Years 2022 through 2025. The Company or its subsidiaries’ state and Puerto Rico income tax returns are open to audit for Fiscal Years 2021 through 2025 with a few exceptions, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions, and the Company has accrued for possible exposures as required under Topic No. 740. The Company does not expect the settlement of these audits to have a material impact to its financial results.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of January 31, 2026 and February 1, 2025 are summarized below:

	(in thousands)
	Fair Value Measurements at
	January 31,	February 1,
	2026	2025
Level 1
Cash equivalents	$746,996	$728,443

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 31, 2026		February 1, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,730,606	$1,730,606	$1,246,875	$1,250,965
2025 Convertible Notes	—	—	156,155	202,852
2027 Convertible Notes	297,069	451,205	297,069	444,674
ABL Line of Credit (a)	—	—	—	—
Total debt (b)	$2,027,675	$2,181,811	$1,700,099	$1,898,491

(a)
To the extent the Company has any outstanding borrowings under the ABL Line of Credit, the fair value would approximate its reported value, because the interest rate is variable and reflects current market rates, due to its short term nature.
(b)
The table above excludes finance lease obligations, debt discount, deferred debt costs, and short-term promissory note.

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

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $50.4 million and $52.5 million as of January 31, 2026 and February 1, 2025, respectively.

Letters of credit outstanding as of January 31, 2026 and February 1, 2025 amounted to $49.8 million and $51.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $0.5 million at January 31, 2026, related to certain merchandising agreements, and $0.6 million at February 1, 2025. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $149.6 million and $147.5 million as of January 31, 2026 and February 1, 2025, respectively.

Inventory Purchase Commitments

The Company had $1,774.0 million of purchase commitments related to goods that were not received as of January 31, 2026.

15. Subsequent Events

On December 23, 2025, the Company purchased 178 acres of land in Buckeye, AZ. As part of the consideration for this purchase, the Company entered into a promissory note with the seller for $50.6 million. The promissory note had a stated interest rate of zero percent and was repaid on the maturity date of February 9, 2026.

On February 20, 2026, the U.S. Supreme Court issued a ruling limiting the authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”), creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. The availability, timing, and amount of any such refunds remain uncertain and depend on further legal, regulatory, and administrative actions. Following the U.S. Supreme Court’s ruling, the U.S. President announced a new global tariff pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026, for a period of 150 days, subject to certain exemptions. As of the date of this filing, significant uncertainty remains regarding tariff policy. The Company is actively monitoring these developments and evaluating their potential impact on operations, including the ability to recover previously paid tariffs.

On March 12, 2026 and March 13, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Convertible Notes. Under the terms of the Exchange Agreements, the holders have agreed to exchange $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of the Company's common stock. These exchange transactions are expected to close on or around March 19, 2026, subject to the satisfaction of customary closing conditions.

Schedule I

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Income and Comprehensive Income

	(in thousands)
	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
REVENUES:
Total revenue	$—	$—	$—
COSTS AND EXPENSES:
Interest expense, net	—	—	—
Total costs and expenses	—	—	—
Income before provision for income tax	—	—	—
Provision for income tax	—	—	—
Earnings from equity investment, net of income taxes	610,153	503,639	339,649
Net income	610,153	503,639	339,649
Other comprehensive income, net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	(13,526)	22,438	10,460
Net reclassification into earnings during the period	(11,643)	(13,449)	(5,675)
Total comprehensive income	$584,984	$512,628	$344,434

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Balance Sheets

	(in thousands)
	As of
	January 31, 2026	February 1, 2025
ASSETS:
Cash and cash equivalents	$290	$572
Total current assets	290	572
Investment in subsidiaries	2,101,660	1,819,365
Total assets	$2,101,950	$1,819,937
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current maturities of long term debt	$—	$156,155
Current liabilities	—	156,155
Long term debt	294,691	293,286
Commitments and contingencies
Total stockholders’ equity	1,807,259	1,370,496
Total liabilities and stockholders’ equity	$2,101,950	$1,819,937

See Notes to Condensed Financial Statements

CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

Parent Company Information

Burlington Stores, Inc.

Condensed Statements of Cash Flows

	(in thousands)
	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$—	$—
INVESTING ACTIVITIES:
Net contribution from subsidiaries	408,971	225,164	313,713
Net cash provided by investing activities	408,971	225,164	313,713
FINANCING ACTIVITIES:
Proceeds from long term debt - 2027 Convertible Notes	—	—	297,069
Principal payment on long term debt - 2025 Convertible Notes	(156,158)	—	(386,519)
Purchase of treasury shares	(278,422)	(256,293)	(243,188)
Proceeds from stock option exercises	25,327	31,651	18,783
Net cash used in financing activities	(409,253)	(224,642)	(313,855)
(Decrease) increase in cash and cash equivalents	(282)	522	(142)
Cash and cash equivalents at beginning of period	572	50	192
Cash and cash equivalents at end of period	$290	$572	$50

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

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its consolidated subsidiaries and affiliates. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. Other than debt related costs, the Parent Company incurs certain corporate costs which are borne by the Parent Company’s subsidiaries. Such costs are not significant. These parent-only financial statements are not the general-purpose financial statements of Burlington Stores, Inc., and they should be read in conjunction with Burlington Stores, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

Note 2. Dividends

As discussed above, the terms of current and future agreements governing the indebtedness of the Parent Company and its subsidiaries include, or may include, limitations on the ability of such subsidiaries and the Parent Company to pay dividends, subject to certain exceptions set forth in such agreements.

Note 3. Stock-Based Compensation

Non-cash stock compensation expense of $106.7 million, $87.6 million and $83.9 million has been pushed down to Parent Company’s subsidiaries for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Note 4. Long Term Debt

On April 16, 2020, the Parent Company issued its 2025 Convertible Notes, which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Parent Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, the Parent Company paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, the Parent Company paid in cash the principal balance and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

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

On March 12, 2026 and March 13, 2026, the Parent Company entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Convertible Notes. Under the terms of the Exchange Agreements, the holders have agreed to exchange $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of the Parent Company's common stock. These exchange transactions are expected to close on or around March 19, 2026, subject to the satisfaction of customary closing conditions.

BCFWC and Burlington Merchandising Corporation, a Delaware corporation, wholly owned subsidiaries of the Company, have entered into a promissory note, in which they jointly and severally have promised to pay to the Parent an amount equal to the principal of the 2025 Convertible Notes and 2027 Convertible Notes. In connection with the promissory note, there was a $297.1 million intercompany note receivable as of January 31, 2026, and a $453.2 million intercompany note receivable as of February 1, 2025 related to the cash transferred to Parent subsidiaries for the Convertible Notes, which is included in the line item "Investment in subsidiaries" in the Condensed Balance Sheets. The interest rate and repayment terms of the intercompany note receivable are consistent with that of the 2025 Convertible Notes and 2027 Convertible Notes.

Included in the Condensed Statements of Income and Comprehensive Income is the following for each of the periods indicated:

	(in thousands)
	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Convertible notes interest expense	$5,815	$9,294	$10,875
Intercompany note receivable interest expense	(5,815)	(9,294)	(10,875)
Loss on extinguishment of convertible notes	—	—	(38,274)
Gain on extinguishment of intercompany note receivable	—	—	38,274
Interest expense, net	$—	$—	$—

Refer also to Note 5 to the Consolidated financial statements.

Note 5. Capital Stock

Treasury Stock

The Parent Company accounts for treasury stock under the cost method.

During Fiscal 2025, the Parent Company acquired 113,304 shares of common stock from employees for approximately $27.0 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock units, which was recorded in the line item “Treasury stock” on the Parent Company’s Condensed Balance Sheets, and the line item “Purchase of treasury shares” on the Parent Company’s Condensed Statements of Cash Flows.

Share Repurchase Program

On May 20, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During Fiscal 2025, the Parent Company repurchased 985,594 shares of common stock for $251.4 million under its share repurchase program. As of the end of Fiscal 2025, the Parent Company had $385.0 million remaining under this share repurchase authorization.

BURLINGTON STORES, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (a)	Accounts Written Off or Deductions	Balance at End of Period
Year ended January 31, 2026
Allowance for doubtful accounts	$2,959	$786	$—	$2,134	$1,611
Valuation allowances on deferred tax assets	$8,942	$—	$(537)	$—	$8,405
Year ended February 1, 2025
Allowance for doubtful accounts	$2,313	$1,769	$—	$1,123	$2,959
Valuation allowances on deferred tax assets	$11,425	$—	$(2,483)	$—	$8,942
Year ended February 3, 2024
Allowance for doubtful accounts	$1,252	$1,209	$—	$148	$2,313
Valuation allowances on deferred tax assets	$13,060	$—	$(1,635)	$—	$11,425

(a)
Amounts related to valuation allowances on deferred taxes are charged to income tax expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this Annual Report, January 31, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2026.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 31, 2026, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 31, 2026, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Burlington Stores, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Burlington Stores, Inc. and subsidiaries (the “Company”) as of January 31, 2026,based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 , based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 19, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 19, 2026

Item 9B. Other Information.

Amended Executive Severance Plan

On March 17, 2026, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) amended and restated the Burlington Stores, Inc. Executive Severance Plan (the “Amended Executive Severance Plan”). The Amended Executive Severance Plan superseded and replaced the Burlington Stores, Inc. Executive Severance Plan (Merchandising & Planning), which the Compensation Committee terminated in accordance with its terms effective as of the same date.

The Amended Executive Severance Plan provides for the following severance benefits upon a termination of employment by the Company without “cause” or, to the extent occurring within the two-year period following a “change in control,” a termination by the participant with “good reason” (each as defined in the Amended Executive Severance Plan): (i) continued payment of base salary for two years; (ii) a pro-rated annual bonus for the year in which the termination occurs based on attainment of actual level of performance for such year; and (iii) subsidized benefits continuation for two years. As a condition to receive the severance payments and benefits, the Amended Executive Severance Plan requires that each participant execute and not revoke a general release of claims against the Company and, for two years following termination, comply with certain post-termination restrictive covenants in favor of the Company.

The Amended Executive Severance Plan is not duplicative of severance that a participant may be entitled to receive under an employment or severance agreement or under the Burlington Stores, Inc. Executive Change in Control Severance Plan. One of our named executive officers (our Chief Human Resources Officer) would be eligible to receive severance under the Amended Executive Severance Plan and each of our other named executive officers would continue to be eligible to receive severance under their existing employment agreements. The description of the Amended Executive Severance Plan set forth under this Item 9B does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Executive Severance Plan, which is attached as Exhibit 10.39 to this Annual Report on Form 10-K and incorporated by reference herein.

Adoption, Modification or Termination of Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended January 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item 10, see “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” “Board Committees” and “Insider Trading Policy” in the Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the close of our 2025 fiscal year.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Burlington Stores, Inc.	Quarterly Report on Form 10-Q	May 30, 2024
3.2	Amended and Restated Bylaws of Burlington Stores, Inc.	Annual Report on Form 10-K	March 17, 2025
4.1	Description of the Registrant’s Securities.	Annual Report on Form 10-K	March 17, 2025
4.2	Indenture (including the form of Convertible Note), dated as of April 16, 2020, between Burlington Stores, Inc. and Wilmington Trust, National Association	Current Report on Form 8-K	April 16, 2020
4.3	Indenture, dated as of September 12, 2023, between the Company and Wilmington Trust, National Association, as trustee (including form of 1.25% Convertible Senior Notes due 2027)	Current Report on Form 8-K	September 18, 2023
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
10.1.12

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

	Current Report on Form 8-K	September 9, 2011

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
10.2.8

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Burlington Coat Factory Warehouse Corporation, as lead borrower, the other borrowers party thereto, the facility guarantors party thereto, each lender

		Current Report on Form 8-K	July 29, 2025

party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
10.3	Guaranty, dated April 13, 2006, by the facility guarantors party thereto in favor of Bank of America, N.A., as administrative Agent and Bank of America, N.A., as Collateral Agent.	Registration Statement on Form S-4	October 10, 2006
10.4	Security Agreement, dated April 13, 2006, by and among each of the borrowers party thereto, each of the facility guarantors party thereto, and Bank of America, N.A., as collateral agent.	Registration Statement on Form S-4	October 10, 2006
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

		Registration Statement on Form S-4	October 10, 2006
10.7+	Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Quarterly Report on Form 10-Q	August 31, 2015
10.7.1+	Amendment, dated May 19, 2017, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Current Report on Form 8-K	May 22, 2017
10.7.2+	Amendment No. 2, dated March 12, 2021, to the Amended and Restated Employment Agreement, dated July 28, 2015, by and among Burlington Coat Factory Warehouse Corporation and Jennifer Vecchio.	Annual Report on Form 10-K	March 15, 2021
10.8+	Employment Agreement, dated as of April 23, 2019, by and between Burlington Stores, Inc. and Michael O’Sullivan.	Current Report on Form 8-K	April 23, 2019
10.9+	Employment Agreement dated May 24, 2022 by and between Burlington Stores, Inc. and Kristin Wolfe.	Current Report on Form 8-K	May 26, 2022
10.10+	Form of Directors and Officers Indemnification Agreement	Registration Statement on Form S-1/A	September 10, 2013
10.11+	Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017.	Current Report on Form 8-K	May 22, 2017
10.12+	Burlington Stores, Inc. 2022 Omnibus Incentive Plan	Current Report on Form 8-K	May 24, 2022
10.13+	First Amendment to Burlington Stores, Inc. 2022 Omnibus Incentive Plan	Current Report on Form 8-K	May 27, 2025
10.14+

Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees with Employment Agreements or Subject to the Executive Severance Plan pursuant to Burlington Stores, Inc. 2013 Omnibus Incentive Plan, as amended and restated May 17, 2017 (for grants made from and after May 2017 and prior to May 2019).

		Current Report on Form 8-K	May 22, 2017
10.15+	Form of Non-Qualified Stock Option Agreement between Burlington Stores, Inc. and Employees without	Current Report on Form 8-K	May 22, 2017

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

		Quarterly Report on Form 10-Q	August 25, 2022
10.27+	Form of Stock Option Award Notice and Agreement between Burlington Stores, Inc. and award recipients pursuant to the Burlington Stores, Inc. 2022 Omnibus	Quarterly Report on Form 10-Q	August 25, 2022

Incentive Plan (for special grants made to certain merchandising and planning associates).
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

		Quarterly Report on Form 10-Q	May 27, 2021

10.38+	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 26, 2021).	Quarterly Report on Form 10-Q	May 27, 2021
10.39+†	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 17, 2026).
10.40+	Burlington Stores, Inc. Executive Change in Control Severance Plan.	Quarterly Report on Form 10-Q	May 30, 2025
10.41+	Employment Agreement dated July 12, 2021 by and between Burlington Stores, Inc. and Travis Marquette.	Current Report on Form 8-K	July 15, 2021
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
Michael O’Sullivan Chief Executive Officer

Date: March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 2026.

Signature	Title

/s/ Michael O’Sullivan	Chief Executive Officer and Director (Principal Executive Officer)
Michael O’Sullivan

/s/ Kristin Wolfe	Chief Financial Officer (Principal Financial Officer)
Kristin Wolfe

/s/ Stephen Ferroni	Chief Accounting Officer (Principal Accounting Officer)
Stephen Ferroni

/s/ Ted English	Director
Ted English

/s/ Shira Goodman	Director
Shira Goodman

/s/ Michael Goodwin	Director
Michael Goodwin

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Mahoney	Director
John Mahoney

/s/ William McNamara	Director
William McNamara

/s/ Jessica Rodriguez	Director
Jessica Rodriguez

/s/ Laura Sen	Director
Laura Sen

/s/ Michael Skirvin	Director
Michael Skirvin

/s/ Paul Sullivan	Director
Paul Sullivan

/s/ Mary Ann Tocio	Director
Mary Ann Tocio