Form 10-Q
period 2026-05-02
Burlington Stores, Inc.
filed 2026-05-28
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

The registrant had 62,942,206 shares of common stock outstanding as of May 2, 2026.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 2,	May 3,
	2026	2025
REVENUES:
Net sales	$2,852,310	$2,500,075
Other revenue	4,151	3,945
Total revenue	2,856,461	2,504,020
COSTS AND EXPENSES:
Cost of sales	1,594,804	1,405,091
Selling, general and administrative expenses	989,374	868,058
Costs related to debt amendments and inducement charges	15,315	112
Depreciation and amortization	104,607	91,783
Impairment charges - long-lived assets	807	516
Other income - net	(1,449)	(5,510)
Interest income	(6,161)	(4,712)
Interest expense	16,495	15,810
Total costs and expenses	2,713,792	2,371,148
Income before income tax expense	142,669	132,872
Income tax expense	27,925	32,039
Net income	$114,744	$100,833

Net income per common share:
Common stock - basic	$1.83	$1.60
Common stock - diluted	$1.79	$1.58
Weighted average number of common shares:
Common stock - basic	62,760	63,088
Common stock - diluted	64,144	64,005

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2,	May 3,
	2026	2025
Net income	$114,744	$100,833
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	7,223	(12,532)
Net reclassification into earnings during the period	(1,977)	(2,981)
Other comprehensive income (loss), net of tax	5,246	(15,513)
Total comprehensive income	$119,990	$85,320

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 2,	January 31,	May 3,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$747,355	$1,232,525	$371,092
Accounts receivable—net	113,984	105,296	106,726
Merchandise inventories	1,444,205	1,311,903	1,315,316
Assets held for disposal	2,917	3,364	23,717
Prepaid and other current assets	196,696	118,444	255,312
Total current assets	2,505,157	2,771,532	2,072,163
Property and equipment—net	3,262,011	3,164,218	2,698,789
Operating lease assets	3,637,851	3,624,786	3,415,265
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,139	2,139	2,248
Other assets	84,972	71,318	76,368
Total assets	$9,777,194	$9,919,057	$8,549,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,050,057	$1,019,152	$914,578
Current operating lease liabilities	437,657	425,468	397,550
Other current liabilities	644,714	734,000	629,909
Current maturities of long term debt and other current debt	20,020	70,591	14,804
Total current liabilities	2,152,448	2,249,211	1,956,841
Long term debt	1,897,343	2,011,735	1,637,073
Long term operating lease liabilities	3,516,527	3,497,343	3,279,926
Other liabilities	74,720	75,738	74,104
Deferred tax liabilities	299,589	277,771	249,756
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 83,988,406 shares, 83,337,586 shares and 83,149,208 shares, respectively
Outstanding: 62,942,206 shares, 62,717,720 shares and 63,086,660 shares, respectively	9	9	9
Additional paid-in-capital	2,413,209	2,369,633	2,262,157
Accumulated earnings	2,212,600	2,097,856	1,588,536
Accumulated other comprehensive income	22,599	17,353	27,009
Treasury stock, at cost	(2,811,850)	(2,677,592)	(2,525,514)
Total stockholders' equity	1,836,567	1,807,259	1,352,197
Total liabilities and stockholders' equity	$9,777,194	$9,919,057	$8,549,897

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 2,	May 3,
	2026	2025
OPERATING ACTIVITIES
Net income	$114,744	$100,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	104,607	91,783
Impairment charges—long-lived assets	807	516
Amortization of deferred financing costs	670	754
Accretion of long term debt instruments	508	308
Deferred income taxes	19,955	(3,883)
Non-cash stock compensation expense	36,301	21,817
Non-cash lease expense	(1,327)	(2,002)
Cash received from landlord allowances	20,080	7,811
Inducement charges	15,315	—
Changes in assets and liabilities:
Accounts receivable	(9,780)	(18,701)
Merchandise inventories	(132,301)	(64,541)
Prepaid and other current assets	(78,253)	7,745
Accounts payable	36,472	(118,535)
Other current liabilities	(70,026)	(48,170)
Other long term assets and long term liabilities	1,727	(193)
Other operating activities	1,967	(4,450)
Net cash provided by (used in) operating activities	61,466	(28,908)
INVESTING ACTIVITIES
Cash paid for property and equipment	(288,723)	(409,700)
Lease acquisition costs	(923)	(8,404)
Net (removal costs) proceeds from sale of property and equipment and assets held for sale	(16)	5,421
Net cash used in investing activities	(289,662)	(412,683)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	100,000
Principal payments on long term debt—Term Loan Facility	(4,381)	(3,125)
Principal payment on long term debt— Convertible Notes	(128,638)	(156,158)
Purchase of treasury shares	(134,259)	(127,563)
Proceeds from stock option exercises	11,158	2,766
Other financing activities	(854)	2,065
Net cash used in financing activities	(256,974)	(182,015)
Decrease in cash and cash equivalents	(485,170)	(623,606)
Cash and cash equivalents at beginning of period	1,232,525	994,698
Cash and cash equivalents at end of period	$747,355	$371,092
Supplemental disclosure of cash flow information:
Interest paid	$16,250	$21,216
Income tax payments - net	$4,079	$1
Non-cash investing and financing activities:
Shares issued in exchange of 2027 Convertible Notes	$44,403	$—
Accrued purchases of property and equipment	$130,974	$118,504

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2026

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 2, 2026, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,242 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (Fiscal 2025 10-K). The balance sheet at January 31, 2026 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2025 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 2, 2026 are not necessarily indicative of results for the fiscal year. Interest income was disaggregated from the financial statement line item other income, net on the Company’s Condensed Consolidated Statement of Income beginning in the fourth quarter of Fiscal 2025. The interest income and other income, net amounts for the first quarter of Fiscal 2025 were retrospectively adjusted for comparability purposes.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2025 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2026 is defined as the 52-week year ending January 30, 2027, and Fiscal 2025 is defined as the 52-week year ended January 31, 2026. The first quarters of Fiscal 2026 and Fiscal 2025 each consist of 13 weeks.

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

	(in thousands)
	Three Months Ended
	May 2,	May 3,
	2026	2025
Total revenue	$2,856,461	$2,504,020

Cost of sales	1,594,804	1,405,091
Product sourcing costs	215,545	196,847
Other segment expenses (a)	773,829	671,211
Costs related to debt amendments and inducement charges	15,315	112
Depreciation and amortization	104,607	91,783
Impairment charges - long-lived assets	807	516
Other income - net	(1,449)	(5,510)
Interest income	(6,161)	(4,712)
Interest expense	16,495	15,810
Income tax expense	27,925	32,039
Net income	$114,744	$100,833
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Option (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (ASU 2024-04), which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The Company adopted ASU 2024-04 beginning in Fiscal 2026 and applied the accounting for induced conversions to the March 2026 exchange of certain of the 2027 Convertible Notes. Refer to Note 4, "Long Term Debt" for further discussion regarding this transaction.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three month period ended May 2, 2026.

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

2. Stockholders’ Equity

Activity for the three month periods ended May 2, 2026 and May 3, 2025 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at January 31, 2026	83,337,586	$9	$2,369,633	$2,097,856	$17,353	(20,619,866)	$(2,677,592)	$1,807,259
Net income	—	—	—	114,744	—	—	—	114,744
Stock options exercised	61,930	0	11,158	—	—	—	—	11,158
Shares used for tax withholding	—	—	—	—	—	(168,428)	(53,506)	(53,506)
Shares issued as part of convertible debt settlement	150,831	0	(3,883)	—	—	—	—	(3,883)
Shares purchased as part of publicly announced program	—	—	—	—	—	(257,906)	(80,752)	(80,752)
Vesting of restricted shares	438,059	—	—	—	—	—	—	—
Stock based compensation	—	—	36,301	—	—	—	—	36,301
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	7,223	—	—	7,223
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.7 million	—	—	—	—	(1,977)	—	—	(1,977)
Balance at May 2, 2026	83,988,406	$9	$2,413,209	$2,212,600	$22,599	(21,046,200)	$(2,811,850)	$1,836,567

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496
Net income	—	—	—	100,833	—	—	—	100,833
Stock options exercised	20,536	—	2,766	—	—	—	—	2,766
Shares used for tax withholding	—	—	—	—	—	(96,295)	(22,347)	(22,347)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced program, inclusive of $0.6 million related to excise tax	—	—	—	—	—	(445,285)	(105,851)	(105,851)
Vesting of restricted shares	266,170	—	—	—	—	—	—	—
Stock based compensation	—	—	21,817	—	—	—	—	21,817
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.5 million	—	—	—	—	(12,532)	—	—	(12,532)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(2,981)	—	—	(2,981)
Balance at May 3, 2025	83,149,208	$9	$2,262,157	$1,588,536	$27,009	(20,062,548)	$(2,525,514)	$1,352,197

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2026 (remainder)	$485,272	$2,730
2027	728,261	3,640
2028	691,342	3,447
2029	636,252	2,104
2030	560,109	2,040
Thereafter	1,981,947	16,643
Total future minimum lease payments	5,083,183	30,604
Amount representing interest	(1,128,999)	(8,464)
Total lease liabilities	3,954,184	22,140
Less: current portion of lease liabilities	(437,657)	(2,495)
Total long term lease liabilities	$3,516,527	$19,645

Weighted average discount rate	6.2%	5.5%
Weighted average remaining lease term (years)	7.9	11.5

The above schedule excludes approximately $507.6 million for 89 stores and an additional floor at the Company’s New York buying office that the Company has committed to open or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)
	Three Months Ended
	May 2, 2026	May 3, 2025

Finance lease cost:
Amortization of finance lease asset (a)	$566	$566
Interest on lease liabilities (b)	307	337
Operating lease cost (c)	179,785	164,805
Variable lease cost (c)	70,369	67,662
Total lease cost	251,027	233,370
Gain on sale and leaseback transaction (d)	—	(1,039)
Less all rental income (e)	(1,180)	(1,303)
Total net rent expense (f)	$249,847	$231,028

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Three Months Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$181,112	$166,807
Cash payments for the principal portion of finance lease liabilities (b)	$803	$536
Cash payments for the interest portion of finance lease liabilities (a)	$307	$337
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$152,443	$141,257

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 2,	January 31,	May 3,
	2026	2026	2025
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,715,532	$1,719,406	$1,236,105
Convertible senior notes, 1.25%, matures on December 15, 2027	186,071	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on July 25, 2030	—	—	100,000
Finance lease obligations	22,140	22,943	24,444
Unamortized deferred financing costs	(6,380)	(7,706)	(5,741)
Total long-term debt	1,917,363	2,031,712	1,651,877
Less: current maturities (a)	(20,020)	(19,977)	(14,804)
Long term debt, net of current maturities	$1,897,343	$2,011,735	$1,637,073

(a)
On December 23, 2025, the Company purchased 178 acres of land in Buckeye, AZ. As part of the consideration for this purchase, the Company entered into a promissory note with the seller for $50.6 million, which was included in the line item "Current maturities of long-term debt and other current debt" on the Consolidated Balance Sheet in the Fiscal 2025 10-K. The promissory note had a stated interest rate of zero percent and was repaid on the maturity date of February 9, 2026. The $50.6 million short-term promissory note is excluded from the balance as of January 31, 2026 in the table above.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 2, 2026 of $1,726.2 million maturing on September 24, 2031.

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

At May 2, 2026 and May 3, 2025, the interest rate related to the Term Loan Facility was 5.4% and 6.1%, respectively.

2025 Convertible Notes

On April 16, 2020, the Company issued its 2.25% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

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

2027 Convertible Notes

On September 12, 2023, the Company closed the issuance of approximately $297.1 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2027 (the "2027 Convertible Notes" and, together with the 2025 Convertible Notes, the "Convertible Notes") pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of its 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, and which is also subject to certain anti-dilution adjustments.

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

During the first quarter of Fiscal 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Convertible Notes. Under the terms of the Exchange Agreements, the holders agreed to exchange $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of the Company's common stock. These exchange transactions closed on March 19, 2026. The Company evaluated the accounting for this transaction under ASC 470‑20, “Debt—Debt with Conversion and Other Options,” as amended by ASU 2024‑04, “Clarifying the Accounting for Induced Conversions of Convertible Debt Instruments,” which was effective beginning in Fiscal 2026. These exchanges resulted in an inducement charge of $14.6 million, as well as legal and other transaction related fees of $0.7 million.

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

On May 2, 2026, the Company had $942.1 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended May 2, 2026.

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

As of May 2, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	May 2, 2026		January 31, 2026		May 3, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$26,306	Other assets	$20,454	Other assets	$26,079
Interest rate swap contracts	Other liabilities	$564	Other liabilities	$3,290	Other liabilities	$—

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods:

	(in thousands)
	Three Months Ended
Interest Rate Derivatives:	May 2, 2026	May 3, 2025
Unrealized gains (losses), before taxes	$9,800	$(17,071)
Income tax (expense) benefit	(2,577)	4,539
Unrealized gains (losses), net of taxes	$7,223	$(12,532)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods:

	(in thousands)
	Three Months Ended
Component of Earnings:	May 2, 2026	May 3, 2025
Interest benefit	$(2,692)	$(4,064)
Income tax expense	715	1,083
Net reclassification into earnings	$(1,977)	$(2,981)

The Company estimates that approximately $10.6 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of May 2, 2026, January 31, 2026 and May 3, 2025 are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 2,	January 31,	May 3,
	2026	2026	2025
Level 1
Cash equivalents	$268,441	$746,996	$348

Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of ASC 820. The fair value of the Company’s long-lived assets is calculated using a discounted cash-flow model that uses level 3 inputs. In calculating future cash flows, the Company makes estimates regarding future operating results and market rent rates, based on its experience and knowledge of market factors in which the retail location is located.

Impairment charges on long-lived assets were $0.8 million during the first quarter of Fiscal 2026, primarily related to impairment of assets held-for-sale at one store as well as unrecoverable assets at underperforming stores. Impairment charges on long-lived assets were $0.5 million during the first quarter of Fiscal 2025, related to unrecoverable assets at underperforming stores and relocating stores, as well as lease asset impairment charges related to one of those stores.

During the three months ended May 2, 2026 and the three month period ended May 3, 2025, the assets impaired had a remaining carrying value after impairments of $20.8 million and $15.0 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	May 2, 2026		January 31, 2026		May 3, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,726,225	$1,728,383	$1,730,606	$1,730,606	$1,243,750	$1,228,203
2027 Convertible Notes	186,071	299,113	297,069	451,205	297,069	390,199
ABL Line of Credit (a)	—	—	—	—	100,000	100,000
Total debt (b)	$1,912,296	$2,027,496	$2,027,675	$2,181,811	$1,640,819	$1,718,402
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

7. Income Taxes

Income tax expense was $27.9 million during the first quarter of Fiscal 2026 compared with $32.0 million during the first quarter of Fiscal 2025. The effective tax rate for the first quarter of Fiscal 2026 was 19.6% compared with 24.1% during the first quarter of Fiscal 2025. The decrease in income tax expense and the lower tax rate was primarily attributable to the tax benefit from stock-based compensation.

Net deferred taxes are as follows:

	(in thousands)
	May 2,	January 31,	May 3,
	2026	2026	2025
Deferred tax asset	$2,139	$2,139	$2,248
Deferred tax liability	299,589	277,771	249,756
Net deferred tax liability	$297,450	$275,632	$247,508

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of May 2, 2026, the Company had a $3.1 million deferred tax asset related to net operating losses, which relates to state net operating losses that expire at various dates between 2036 and 2040.

As of May 2, 2026, the Company has tax credit carry-forwards totaling $9.8 million, inclusive of $9.5 million in foreign tax credits which will begin to expire in Fiscal 2033 and $0.3 million of state tax credit carry-forwards that have an indefinite life.

As of May 2, 2026, January 31, 2026 and May 3, 2025, valuation allowances totaled $9.6 million, $8.4 million and $9.3 million, respectively. These valuation allowances relate to foreign tax credit carry-forwards and state tax credit carry-forwards. The Company believes it is more likely than not that this portion of the deferred tax assets will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the three month period ended May 2, 2026, the Company acquired 168,428 shares of common stock from employees for approximately $53.5 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On May 20, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the three month period ended May 2, 2026, the Company repurchased 257,906 shares of common stock for $80.8 million under its repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of May 2, 2026, the Company had $304.2 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended
	May 2,	May 3,
	2026	2025
Basic net income per share
Net income	$114,744	$100,833
Weighted average number of common shares – basic	62,760	63,088
Net income per common share – basic	$1.83	$1.60
Diluted net income per share
Net income	$114,744	$100,833
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	62,760	63,088
Assumed exercise of stock options and vesting of restricted stock	988	660
Assumed conversion of convertible debt	396	257
Weighted average number of common shares – diluted	64,144	64,005
Net income per common share – diluted	$1.79	$1.58

Approximately 103,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 2, 2026, since their effect was anti-dilutive.

Approximately 208,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three month period ended May 3, 2025, since their effect was anti-dilutive.

10. Stock Based Compensation

As of May 2, 2026, there were 5,109,752 shares of common stock available for issuance under the 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended
	May 2,	May 3,
Type of Non-Cash Stock Compensation	2026	2025
Restricted stock unit grants (a)	$13,097	$10,971
Stock option grants (a)	3,641	4,902
Performance stock unit grants (a)	19,563	5,944
Total (b)	$36,301	$21,817

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three month periods ended May 2, 2026 and May 3, 2025, the tax benefit related to the Company’s non-cash stock compensation was approximately $7.2 million and $4.2 million, respectively.

Stock Options

Stock option transactions during the three month period ended May 2, 2026 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2026	1,260,295	$199.72
Options granted	—	—
Options exercised (a)	(61,930)	180.18
Options forfeited	(2,400)	195.38
Options outstanding, May 2, 2026	1,195,965	200.74

(a)
Options exercised during the three month period ended May 2, 2026 had a total intrinsic value of $8.3 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of May 2, 2026:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,195,965	5.9	$200.74	$141.1
Options exercisable	944,217	5.4	$205.59	$107.0

Restricted Stock Units

Restricted stock unit transactions during the three month period ended May 2, 2026 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 31, 2026	727,513	$207.18
Awards granted	256,488	317.90
Awards vested (a)	(237,297)	197.75
Awards forfeited	(5,244)	199.25
Non-vested awards outstanding, May 2, 2026	741,460	248.55

(a)
Restricted stock units vested during the three month period ended May 2, 2026 had a total intrinsic value of $75.2 million.

The fair value of each share of restricted stock granted during the three month period ended May 2, 2026 was based upon the closing price of the Company’s common stock on the grant date.

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

Performance stock unit transactions during the three month period ended May 2, 2026 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 31, 2026	363,954	$200.92
Awards granted	213,182	255.37
Awards vested (a)	(200,762)	184.98
Awards forfeited	—	—
Non-vested awards outstanding, May 2, 2026	376,374	240.26

(a)
Performance-based stock awards vested during the three month period ended May 2, 2026 had a total intrinsic value of $64.0 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $57.9 million, $50.4 million and $51.8 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively. Among these arrangements, as of May 2, 2026, January 31, 2026 and May 3, 2025, the Company had letters of credit outstanding in the amount of $57.9 million, $49.8 and $51.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had no outstanding letters of credit arrangements related to certain merchandising agreements as of May 2, 2026, and $0.5 million and less than $0.1 million as of January 31, 2026 and May 3, 2025, respectively. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $142.1 million, $149.6 million and $148.2 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

Purchase Commitments

The Company had $2,241.5 million of purchase commitments related to goods that were not received as of May 2, 2026.

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling limiting the authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”), creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. In April, US Customs launched a system to allow importers of record to file IEEPA tariff refunds. The Company has filed claims to seek recovery of such tariffs; however, the availability, timing, and amount of any refunds remain uncertain and depend on further legal, regulatory, and administrative actions.

BURLINGTON STORES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (Fiscal 2025 10-K).

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,242 stores as of May 2, 2026 in 47 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, high-quality branded merchandise at up to 60% off other retailers’ prices, including: fashion-focused women’s apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

Fiscal Year

Fiscal 2026 is defined as the 52-week year ended January 30, 2027. Fiscal 2025 is defined as the 52-week year ending January 31, 2026. The first quarters of Fiscal 2026 and Fiscal 2025 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the three month period ended May 2, 2026, we opened 40 new stores, inclusive of six relocations, and permanently closed four stores, exclusive of the aforementioned relocations, bringing our store count as of May 2, 2026 to 1,242 stores.

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
•
reducing shortage by identifying risks and implementing innovative physical security solutions and technologies; and
•
getting fresh receipts out to the sales floor rapidly and efficiently.

Real Estate

We continue to selectively expand our store footprint in attractive locations to support long-term growth. Key initiatives include:

•
opening at least 100 net new stores per year and striving to exceed that, which we believe will allow us to operate 2,000 stores over the long-term;
•
prioritizing 25,000 square foot stores located in busy, convenient strip malls; and
•
downsizing select existing stores to incorporate our new store designs and reduce occupancy costs.

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

Uncertainties and Challenges

As we strive to increase profitability, there are uncertainties and challenges that we face that could have a material impact on our revenues or income. Some of these uncertainties and challenges are summarized below. For a further discussion, please refer to the description under the heading “Risk Factors” in the Fiscal 2025 10-K and in Part II, Item 1A below.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling limiting the authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”), creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. In April, US Customs launched a system to allow importers of record to file IEEPA tariff refunds. We have filed claims to seek recovery of such tariffs; however, the availability, timing, and amount of any refunds remain uncertain and depend on further legal, regulatory, and administrative actions.

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

Net income. We earned net income of $114.7 million during the three month period ended May 2, 2026 compared with net income of $100.8 million during the three month period ended May 3, 2025. This increase was primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT: Adjusted Net Income, Adjusted EBITDA and Adjusted EBIT are non-GAAP financial measures of our performance.

We define Adjusted Net Income as net income, exclusive of the following items, if applicable: (i) net favorable lease costs; (ii) costs related to debt amendments and inducement charges; (iii) impairment charges; (iv) amounts related to certain litigation matters; and (v) other unusual or non-recurring expenses, losses, charges or gains, all of which are tax effected to arrive at Adjusted Net Income.

We define Adjusted EBITDA as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt amendments and inducement charges; (iv) income tax expense; (v) depreciation and amortization; (vi) net favorable lease costs; (vii) impairment charges; (viii) amounts related to certain litigation matters; and (ix) other unusual or non-recurring expenses, losses, charges or gains.

We define Adjusted EBIT as net income, exclusive of the following items, if applicable: (i) interest expense; (ii) interest income; (iii) costs related to debt amendments and inducement charges; (iv) income tax expense; (v) impairment charges; (vi) net favorable lease costs; (vii) amounts related to certain litigation matters; and (viii) other unusual or non-recurring expenses, losses, charges or gains.

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

•
net favorable lease costs;
•
costs related to debt amendments and inducement charges;
•
impairment charges on long-lived assets;
•
amounts charged for certain litigation matters; and
•
other unusual, non-recurring or extraordinary expenses, losses, charges or gains.

During the three months ended May 2, 2026, Adjusted Net Income increased $26.3 million to $128.9 million compared to the same period in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three months ended May 2, 2026 compared with the three months ended May 3, 2025:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 2,	May 3,
	2026	2025

Net income	$114,744	$100,833
Net favorable lease costs (a)	1,802	2,138
Costs related to debt amendments and inducement charges (b)	15,315	112
Impairment charges - long-lived assets	807	516
Litigation matters (c)	750	(416)
Tax effect (d)	(4,523)	(601)
Adjusted Net Income	$128,895	$102,582

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
(b)
Fiscal 2026 amount represents an inducement charge related to the Company's exchange of certain of the 2027 Convertible Notes during the first quarter of Fiscal 2026. Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025.
(c)
Relates to the final settlements and amounts charged for certain litigation matters.
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

Adjusted EBIT and Adjusted EBITDA have limitations as analytical tools, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Among other limitations, Adjusted EBIT does not reflect:

•
net interest expense;
•
net favorable lease costs;
•
costs related to debt amendments and inducement charges;
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

During the three months ended May 2, 2026, Adjusted EBIT increased $25.4 million to $171.7 million compared to the same period in the prior year. During the three months ended May 2, 2026, Adjusted EBITDA increased $38.2 million to $276.3 million compared to the same period in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three months ended May 2, 2026 compared with the three months ended May 3, 2025:

	(unaudited)
	(in thousands)
	Three Months Ended
	May 2,	May 3,
	2026	2025
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$114,744	$100,833
Interest expense	16,495	15,810
Interest income	(6,161)	(4,712)
Net favorable lease costs (a)	1,802	2,138
Costs related to debt amendments and inducement charges (b)	15,315	112
Impairment charges - long-lived assets	807	516
Litigation matters (c)	750	(416)
Income tax expense	27,925	32,039
Adjusted EBIT	171,677	146,320
Depreciation and amortization	104,607	91,783
Adjusted EBITDA	$276,284	$238,103

(a)
Net favorable lease costs represent the non-cash expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the Merger Transaction. These expenses are recorded in the line item “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income.
(b)
Fiscal 2026 amount represents an inducement charge related to the Company's exchange of certain of the 2027 Convertible Notes during the first quarter of Fiscal 2026. Fiscal 2025 amount relates to the settlement of the 2025 Convertible Notes during the first quarter of Fiscal 2025.
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

We define comparable store sales as merchandise sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. If a store is closed for a specified period of time during a month, the store is removed from our calculation of comparable store sales for any such month, as well as during the month(s) of their grand re-opening activities. The change in our comparable store sales was as follows:

Three Months Ended
May 2, 2026	6%
May 3, 2025	0%

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

Gross margin as a percentage of net sales increased to 44.1% during the three month period ended May 2, 2026, compared with 43.8% during the three month period ended May 3, 2025. This improvement was driven primarily by improved merchandise margin and freight costs.

Product sourcing costs, which are included in selling, general and administrative expenses, improved 30 basis points as a percentage of net sales during the three month period ended May 2, 2026 compared with the three month period ended May 3, 2025.

Inventory. Inventory at May 2, 2026 increased to $1,444.2 million compared with $1,315.3 million at May 3, 2025. The increase was attributable primarily to an 11% increase in comparable store inventory and new store inventory at 127 net new stores opened since the end of the first quarter of Fiscal 2025, partially offset by a slight decrease in reserve inventory.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 41% of total inventory at the end of the first quarter of Fiscal 2026 compared to 48% at the end of the first quarter of Fiscal 2025.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $485.2 million during the three months ended May 2, 2026, compared with a decrease of $623.6 million during the three months ended May 3, 2025. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three months ended May 2, 2026 and the three months ended May 3, 2025.

	Percentage of Net Sales
	Three Months Ended
	May 2,	May 3,
	2026	2025
Net sales	100.0%	100.0%
Other revenue	0.1	0.2
Total revenue	100.1	100.2
Cost of sales	55.9	56.2
Selling, general and administrative expenses	34.7	34.7
Costs related to debt amendments and inducement charges	0.5	0.0
Depreciation and amortization	3.7	3.7
Impairment charges - long-lived assets	0.0	0.0
Other income - net	(0.1)	(0.2)
Interest income	(0.2)	(0.2)
Interest expense	0.6	0.6
Total costs and expenses	95.1	94.8
Income before income tax expense	5.0	5.4
Income tax expense	1.0	1.3
Net income	4.0%	4.1%

Three Month Period Ended May 2, 2026 Compared With the Three Month Period Ended May 3, 2025

Net sales

Net sales improved $352.2 million, or 14.1%, to $2,852.3 million during the first quarter of Fiscal 2026, primarily driven by both an increase in net sales of $196.9 million from our 127 net new stores opened since the end of the first quarter of Fiscal 2025 and non-comparable stores, as well as an increase of 6%, or $155.3 million, in comparable stores sales during the three month period ended May 2, 2026.

Cost of sales

Cost of sales as a percentage of net sales decreased to 55.9% during the first quarter of Fiscal 2026, compared to 56.2% during the first quarter of Fiscal 2025. This improvement was driven primarily by improved merchandise margin and freight costs. On a dollar basis, cost of sales increased $189.7 million, or 13.5%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales remained at 34.7% during the first quarter of Fiscal 2026, compared to the same percentage of net sales during the first quarter of Fiscal 2025. During the first quarter of 2026, improvements in occupancy and product sourcing costs were offset by increases in incentive compensation and marketing.

On a dollar basis, selling, general and administrative expenses increased by $121.3 million, or 14.0%, to $989.4 million during the first quarter of Fiscal 2026. The increase was primarily driven by our 127 net new stores opened since the end of the first quarter of Fiscal 2025, as well as an increase in incentive compensation.

During the first quarter of Fiscal 2026, the Company incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $7.4 million and $5.8 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the first quarter of Fiscal 2026 and the first quarter of Fiscal 2025, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $104.6 million during the first quarter of Fiscal 2026 compared with $91.8 million during the first quarter of Fiscal 2025. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores.

Costs related to debt amendments and inducement charges

Cost related to debt amendments and inducement charges amounted to $15.3 million during the first quarter of Fiscal 2026 compared with $0.1 million during the first quarter of Fiscal 2025. The increase is driven by an inducement charge related to the partial settlement of our 2027 Convertible Notes during the first quarter of Fiscal 2026. Refer to Note 4, “Long Term Debt,” for further discussion regarding this transaction.

Interest expense

Interest expense increased $0.7 million during the first quarter of Fiscal 2026 to $16.5 million, compared to the same period in the prior year. An increase related to the upsize of the Term Loan Facility was partially offset by increased capitalized interest as a result of the ongoing construction of a distribution center and exchange of certain of convertible notes.

Income tax expense

Income tax expense was $27.9 million during the first quarter of Fiscal 2026 compared with income tax expense of $32.0 million during the first quarter of Fiscal 2025. The effective tax rate for the first quarter of Fiscal 2026 was 19.6% compared with 24.1% during the first quarter of Fiscal 2025. The decrease in income tax expense and the lower tax rate was primarily attributable to the tax benefit from stock-based compensation.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the first quarter of Fiscal 2026 resulted in an annual effective income tax rate of approximately 27% (before discrete items) as our best estimate.

Net income

We earned net income of $114.7 million for the first quarter of Fiscal 2026 compared with $100.8 million for the first quarter of Fiscal 2025. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $5.5 million and $4.3 million, net of income taxes, for the first quarter of Fiscal 2026 and the first quarter of Fiscal 2025, respectively, related to the bankruptcy acquired leases.

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

Cash Flow for the Three Month Period Ended May 2, 2026 Compared With the Three Month Period Ended May 3, 2025

We used $485.2 million of cash during the three month period ended May 2, 2026 compared with a use of $623.6 million during the three month period ended May 3, 2025.

Net cash provided by operating activities amounted to $61.5 million during the three month period ended May 2, 2026, compared with net cash used in operating activities of $28.9 million during the three month period ended May 3, 2025. The increase in our operating cash flows was primarily driven by improved sales and gross margin, partially offset by the impact of changes in working capital.

Net cash used in investing activities was $289.7 million during the three month period ended May 2, 2026 compared with $412.7 million during the three month period ended May 3, 2025. This change was primarily the result of the timing of spend related to investments in our supply chain infrastructure.

Net cash used by financing activities was $257.0 million during the three month period ended May 2, 2026 compared with $182.0 million during the three month period ended May 3, 2025. This change was primarily driven by borrowings on the ABL Line of Credit during the first quarter of Fiscal 2025, compared to no borrowings during the first quarter of Fiscal 2026.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at May 2, 2026 of $352.7 million compared with $115.3 million at May 3, 2025. The increase in working capital was primarily due to increased cash balance. We had working capital at January 31, 2026 of $522.3 million.

Capital Expenditures

For the three month period ended May 2, 2026, capital expenditures, net of $20.1 million of landlord allowances, amounted to $193.6 million (inclusive of accrued capital expenditures).

We estimate that we will spend approximately $875 million, net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2026, including approximately $445 million, net of the previously mentioned landlord allowances, for store expenditures (new stores, relocations, downsizes and other store expenditures). In addition, we estimate that we will spend approximately $290 million to support our supply chain initiatives, with the remaining capital used to support our information technology and other business initiatives.

Share Repurchase Program

On May 20, 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the three month period ended May 2, 2026, we repurchased 257,906 shares of common stock for $80.8 million under these repurchase programs. As of May 2, 2026, we had $304.2 million remaining under our share repurchase authorization.

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

Operational Growth

During the three month period ended May 2, 2026, we opened 40 new stores, inclusive of six relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of May 2, 2026 to 1,242 stores.

Debt and Hedging

As of May 2, 2026, our obligations, inclusive of original issue discount, include $1,715.5 million under our Term Loan Facility, $186.1 million of our 2027 Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $22.1 million of finance lease obligations as of May 2, 2026.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of May 2, 2026 of $1,726.2 million maturing on September 24, 2031.

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

At May 2, 2026, our borrowing rate related to the Term Loan Facility was 5.4%.

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

At May 2, 2026, we had $942.1 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three month period ended May 2, 2026.

2025 Convertible Notes

On April 16, 2020, we issued 2.25% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

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

2027 Convertible Notes

On September 12, 2023, we closed the issuance of approximately $297.1 million aggregate principal amount of our 2027 Convertible Notes (the "2027 Convertible Notes" and, together with the 2025 Convertible Notes, the "Convertible Notes") pursuant to separate, privately negotiated exchange and subscription agreements with a limited number of holders of our 2025 Convertible Notes and certain investors, in each case pursuant to exemptions from registration under the Securities Act of 1933. An aggregate of up to 1,422,568 shares of common stock may be issued upon conversion of the 2027 Convertible Notes, which number is subject to adjustment up to an aggregate of 1,911,372 shares following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, and which is also subject to certain anti-dilution adjustments.

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

During the three months ended May 2, 2026, certain holders of the 2027 Convertible Notes exchanged $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of our common stock. These exchanges resulted in an inducement charge of $14.6 million, as well as legal and other transaction related fees of $0.7 million.

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

Certain Information Concerning Contractual Obligations

We had $2,241.5 million of purchase commitments related to goods that were not received as of May 2, 2026, and had $5,083.2 million of future minimum lease payments under operating leases as of May 2, 2026. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2025 10-K.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited Consolidated Financial Statements, included in Part II, Item 8 of the Fiscal 2025 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements may include, but are not limited to, future impacts of current macroeconomic conditions, proposed store openings and closings, proposed capital expenditures, ongoing strategic initiatives and the intended results of those initiatives, future performance or results, the effect of the adoption of recent accounting pronouncements on our condensed consolidated financial position, results of operations and cash flows, and the outcome of contingencies such as legal proceedings. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those we expected include: general economic conditions, such as inflation, and the domestic and international political situation and the related impact on consumer confidence and spending; competitive factors, including the scale and potential consolidation of some of our competitors, rise of e-commerce spending, pricing and promotional activities of major competitors, and an increase in competition within the markets in which we compete; seasonal fluctuations in our net sales, operating income and inventory levels; the reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located; our ability to identify changing consumer preferences and demand; our ability to meet evolving regulatory requirements and stakeholder expectations regarding our environmental, social or governance matters; extreme and/or unseasonable weather conditions caused by climate change or otherwise adversely impacting demand; effects of public health crises, epidemics or pandemics; our ability to sustain our growth plans or successfully implement our long-range strategic plans; our ability to execute our opportunistic buying and inventory management process; our ability to optimize our existing stores or maintain favorable lease terms; the availability, selection and purchasing of attractive brand name merchandise on favorable terms; our ability to attract, train and retain quality employees and temporary personnel in sufficient numbers; labor costs and our ability to manage a large workforce; the solvency of parties with whom we do business and their willingness to perform their obligations to us; import risks, including tax and trade policies, tariffs and government regulations; disruption in our distribution network; our ability to protect our information systems against service interruption, misappropriation of data, breaches of security, or other cyber-related attacks; risks related to the methods of payment we accept; the success of our advertising and marketing programs in generating sufficient levels of customer traffic and awareness; damage to our corporate reputation or brand; impact of potential loss of executives or other key personnel; our ability to comply with existing and changing laws, rules, regulations and local codes; lack of or insufficient insurance coverage; issues with merchandise safety and shrinkage; our ability to comply with increasingly rigorous privacy and data security regulations; impact of legal and regulatory proceedings relating to us; use of social media by us or by third parties at our direction in violation of applicable laws and regulations; our ability to generate sufficient cash to fund our operations and service our debt obligations; our ability to comply with covenants in our debt agreements; the consequences of the possible conversion of our convertible notes; our reliance on dividends, distributions and other payments, advance and transfers of funds from our subsidiaries to meet our obligations; the volatility of our stock price; the impact of the anti-takeover provisions in our governing documents; impact of potential shareholder activism and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC), including those under the heading “Risk Factors” in the Fiscal 2025 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk from those included in the Fiscal 2025 10-K.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, May 2, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2026.

During the quarter ended May 2, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three fiscal months ended May 2, 2026, certain holders of the 2027 Convertible Notes exchanged $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of our common stock. These exchange transactions closed on March 19, 2026. The shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) or Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended May 2, 2026:

Month	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2026 through February 28, 2026	34,491	$306.00	34,491	$374,423
March 1, 2026 through April 4, 2026	169,570	$307.99	169,570	$322,197
April 5, 2026 through May 2, 2026	53,845	$333.77	53,845	$304,225
Total	257,906		257,906

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

Item 5. Other Information.

Adoption, Modification or Termination of Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

On March 16, 2026, Jennifer Vecchio, the Company’s Group President and Chief Merchandising Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 15,102 shares of the Company’s common stock, subject to certain conditions. The plan’s expiration date is March 15, 2027.

During the three-month period ended May 2, 2026, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1	Burlington Stores, Inc. Executive Severance Plan (Amended and Restated Effective March 17, 2026).	Annual Report on Form 10-K	March 19, 2026
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 28, 2026