Form 10-Q
period 2026-08-01
Burlington Stores, Inc.
filed 2026-08-27
CIK 1579298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

The registrant had 62,815,195 shares of common stock outstanding as of August 1, 2026.

BURLINGTON STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
REVENUES:
Net sales	$2,997,778	$2,701,026	$5,850,088	$5,201,101
Other revenue	4,485	4,045	8,636	7,991
Total revenue	3,002,263	2,705,071	5,858,724	5,209,092
COSTS AND EXPENSES:
Cost of sales	1,614,011	1,519,629	3,208,815	2,924,720
Selling, general and administrative expenses	1,019,173	949,931	2,008,547	1,817,989
Costs related to debt amendments and inducement charges	—	—	15,315	112
Depreciation and amortization	114,022	94,810	218,630	186,593
Impairment charges - long-lived assets	3,577	1,580	4,385	2,095
Other income - net	(4,156)	(1,506)	(5,607)	(7,016)
Interest income	(6,140)	(4,124)	(12,301)	(8,834)
Interest expense	19,659	17,427	36,154	33,237
Total costs and expenses	2,760,146	2,577,747	5,473,938	4,948,896
Income before income tax expense	242,117	127,324	384,786	260,196
Income tax expense	57,813	33,139	85,738	65,178
Net income	$184,304	$94,185	$299,048	$195,018

Net income per common share:
Common stock - basic	$2.93	$1.49	$4.76	$3.09
Common stock - diluted	$2.88	$1.47	$4.67	$3.05
Weighted average number of common shares:
Common stock - basic	62,867	63,061	62,814	63,075
Common stock - diluted	63,896	63,893	64,022	63,966

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net income	$184,304	$94,185	$299,048	$195,018
Other comprehensive income (loss), net of tax:
Interest rate derivative contracts:
Net unrealized gain (loss) arising during the period	14,226	(7,055)	21,449	(19,588)
Net reclassification into earnings during the period	(1,917)	(3,110)	(3,894)	(6,090)
Other comprehensive income (loss), net of tax	12,309	(10,165)	17,555	(25,678)
Total comprehensive income	$196,613	$84,020	$316,603	$169,340

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	August 1,	January 31,	August 2,
	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$703,686	$1,232,525	$747,619
Accounts receivable—net	128,087	105,296	111,236
Merchandise inventories	1,541,344	1,311,903	1,414,814
Assets held for disposal	2,579	3,364	417
Prepaid and other current assets	214,546	118,444	299,960
Total current assets	2,590,242	2,771,532	2,574,046
Property and equipment—net	3,389,646	3,164,218	2,836,035
Operating lease assets	3,674,007	3,624,786	3,542,956
Tradenames	238,000	238,000	238,000
Goodwill	47,064	47,064	47,064
Deferred tax assets	2,139	2,139	2,248
Other assets	102,757	71,318	68,914
Total assets	$10,043,855	$9,919,057	$9,309,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,108,717	$1,019,152	$1,024,320
Current operating lease liabilities	448,652	425,468	392,865
Other current liabilities	632,393	734,000	656,713
Current maturities of long term debt and other current debt	20,144	70,591	19,896
Total current liabilities	2,209,906	2,249,211	2,093,794
Long term debt	1,893,411	2,011,735	2,019,409
Long term operating lease liabilities	3,543,910	3,497,343	3,406,543
Other liabilities	74,723	75,738	77,097
Deferred tax liabilities	319,657	277,771	265,603
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized: 50,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value:
Authorized: 500,000,000 shares
Issued: 84,135,812 shares, 83,337,586 shares and 83,205,672 shares, respectively
Outstanding: 62,815,195 shares, 62,717,720 shares and 63,035,016 shares, respectively	9	9	9
Additional paid-in-capital	2,470,382	2,369,633	2,300,269
Accumulated earnings	2,396,904	2,097,856	1,682,721
Accumulated other comprehensive income	34,908	17,353	16,844
Treasury stock, at cost	(2,899,955)	(2,677,592)	(2,553,026)
Total stockholders' equity	2,002,248	1,807,259	1,446,817
Total liabilities and stockholders' equity	$10,043,855	$9,919,057	$9,309,263

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 1,	August 2,
	2026	2025
OPERATING ACTIVITIES
Net income	$299,048	$195,018
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	218,630	186,593
Impairment charges—long-lived assets	4,385	2,095
Amortization of deferred financing costs	1,285	1,420
Accretion of long term debt instruments	1,015	733
Deferred income taxes	35,564	15,671
Non-cash stock compensation expense	68,416	54,264
Non-cash lease expense	(4,917)	(2,534)
Cash received from landlord allowances	28,257	13,570
Inducement charges	15,315	—
Changes in assets and liabilities:
Accounts receivable	(23,989)	(23,343)
Merchandise inventories	(229,441)	(164,039)
Prepaid and other current assets	(96,102)	(42,928)
Accounts payable	95,486	(17,276)
Other current liabilities	(81,551)	(60,826)
Other long term assets and long term liabilities	2,277	(1,981)
Other operating activities	946	(5,905)
Net cash provided by operating activities	334,624	150,532
INVESTING ACTIVITIES
Cash paid for property and equipment	(532,384)	(589,241)
Lease acquisition costs	(5,126)	(19,942)
Net (removal costs) proceeds from sale of property and equipment and assets held for sale	(204)	27,769
Net cash used in investing activities	(537,714)	(581,414)
FINANCING ACTIVITIES
Proceeds from long term debt—ABL Line of Credit	—	150,000
Principal payments on long term debt—ABL Line of Credit	—	(150,000)
Proceeds from long term debt—Term Loan Facility	—	495,000
Principal payments on long term debt—Term Loan Facility	(8,763)	(7,506)
Principal payment on long term debt— Convertible Notes	(128,638)	(156,158)
Purchase of treasury shares	(222,295)	(154,883)
Proceeds from stock option exercises	36,217	8,430
Other financing activities	(2,270)	(1,080)
Net cash (used in) provided by financing activities	(325,749)	183,803
Decrease in cash and cash equivalents	(528,839)	(247,079)
Cash and cash equivalents at beginning of period	1,232,525	994,698
Cash and cash equivalents at end of period	$703,686	$747,619
Supplemental disclosure of cash flow information:
Interest paid	$37,058	$48,841
Income tax payments - net (a)	$108,412	$119,740
Non-cash investing and financing activities:
Shares issued in exchange of 2027 Convertible Notes	$44,403	$—
Acquisition of finance leases	$250	$—
Accrued purchases of property and equipment	$128,331	$166,322
(a)
Income tax payments - net is inclusive of the purchase of federal energy tax credits.

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2026

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of August 1, 2026, Burlington Stores, Inc., a Delaware corporation (collectively with its subsidiaries, the Company), through its indirect subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 1,287 retail stores.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Stores, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (Fiscal 2025 10-K). The balance sheet at January 31, 2026 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2025 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 1, 2026 are not necessarily indicative of results for the fiscal year. Interest income was disaggregated from the financial statement line item other income, net on the Company’s Condensed Consolidated Statement of Income beginning in the fourth quarter of Fiscal 2025. The interest income and other income, net amounts for three and six months ended August 1, 2026 were retrospectively adjusted for comparability purposes.

Accounting policies followed by the Company are described in Note 1, “Summary of Significant Accounting Policies,” included in Part II, Item 8 of the Fiscal 2025 10-K.

Fiscal Year

The Company defines its fiscal year as the 52 or 53-week period ending on the Saturday closest to January 31. Fiscal 2026 is defined as the 52-week year ending January 30, 2027, and Fiscal 2025 is defined as the 52-week year ended January 31, 2026. The second quarters of Fiscal 2026 and Fiscal 2025 each consist of 13 weeks.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Total revenue	$3,002,263	$2,705,071	$5,858,724	$5,209,092

Cost of sales	1,614,011	1,519,629	3,208,815	2,924,720
Product sourcing costs	225,886	208,982	441,469	405,829
Other segment expenses (a)	793,287	740,949	1,567,078	1,412,160
Costs related to debt amendments and inducement charges	—	—	15,315	112
Depreciation and amortization	114,022	94,810	218,630	186,593
Impairment charges - long-lived assets	3,577	1,580	4,385	2,095
Other income - net	(4,156)	(1,506)	(5,607)	(7,016)
Interest income	(6,140)	(4,124)	(12,301)	(8,834)
Interest expense	19,659	17,427	36,154	33,237
Income tax expense	57,813	33,139	85,738	65,178
Net income	$184,304	$94,185	$299,048	$195,018
(a)
The other segment expenses category includes store related costs, store payroll costs, corporate costs, marketing & strategy costs, and other store & selling expenses.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (ASU 2024-04), which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The Company adopted ASU 2024-04 beginning in Fiscal 2026 and applied the accounting for induced conversions to the March 2026 exchange of certain of the 2027 Convertible Notes. Refer to Note 4, "Long Term Debt" for further discussion regarding this transaction.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements and notes thereto during the three and six month periods ended August 1, 2026.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2025-06), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)" (ASU 2026-02), which introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and compliance obligations that may be settled by using environmental credits. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-02 on its consolidated financial statements and disclosures.

2. Stockholders’ Equity

Activity for the three and six month periods ended August 1, 2026 and August 2, 2025 in the Company’s stockholders’ equity is summarized below:

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at January 31, 2026	83,337,586	$9	$2,369,633	$2,097,856	$17,353	(20,619,866)	$(2,677,592)	$1,807,259
Net income	—	—	—	114,744	—	—	—	114,744
Stock options exercised	61,930	0	11,158	—	—	—	—	11,158
Shares used for tax withholding	—	—	—	—	—	(168,428)	(53,506)	(53,506)
Shares issued as part of convertible debt settlement	150,831	0	(3,883)	—	—	—	—	(3,883)
Shares purchased as part of publicly announced program	—	—	—	—	—	(257,906)	(80,752)	(80,752)
Vesting of restricted shares	438,059	—	—	—	—	—	—	—
Stock based compensation	—	—	36,301	—	—	—	—	36,301
Unrealized gains on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	7,223	—	—	7,223
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.7 million	—	—	—	—	(1,977)	—	—	(1,977)
Balance at May 2, 2026	83,988,406	$9	$2,413,209	$2,212,600	$22,599	(21,046,200)	$(2,811,850)	$1,836,567
Net income	—	—	—	184,304	—	—	—	184,304
Stock options exercised	133,567	0	25,059	—	—	—	—	25,059
Shares used for tax withholding	—	—	—	—	—	(4,138)	(1,362)	(1,362)
Shares purchased as part of publicly announced program, inclusive of $0.1 million related to excise tax	—	—	—	—	—	(270,279)	(86,743)	(86,743)
Vesting of restricted shares	13,839	—	—	—	—	—	—	—
Stock based compensation	—	—	32,114	—	—	—	—	32,114
Unrealized gains on interest rate derivative contracts, net of related taxes of $5.1 million	—	—	—	—	14,226	—	—	14,226
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $0.7 million	—	—	—	—	(1,917)	—	—	(1,917)
Balance at August 1, 2026	84,135,812	$9	$2,470,382	$2,396,904	$34,908	(21,320,617)	$(2,899,955)	$2,002,248

	(in thousands, except share data)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at February 1, 2025	82,805,353	$8	$2,237,579	$1,487,703	$42,522	(19,520,968)	$(2,397,316)	$1,370,496
Net income	—	—	—	100,833	—	—	—	100,833
Stock options exercised	20,536	—	2,766	—	—	—	—	2,766
Shares used for tax withholding	—	—	—	—	—	(96,295)	(22,347)	(22,347)
Shares issued as part of convertible debt settlement	57,149	1	(5)	—	—	—	—	(4)
Shares purchased as part of publicly announced program, inclusive of $0.6 million related to excise tax	—	—	—	—	—	(445,285)	(105,851)	(105,851)
Vesting of restricted shares	266,170	—	—	—	—	—	—	—
Stock based compensation	—	—	21,817	—	—	—	—	21,817
Unrealized losses on interest rate derivative contracts, net of related taxes of $4.5 million	—	—	—	—	(12,532)	—	—	(12,532)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(2,981)	—	—	(2,981)
Balance at May 3, 2025	83,149,208	$9	$2,262,157	$1,588,536	$27,009	(20,062,548)	$(2,525,514)	$1,352,197
Net income	—	—	—	94,185	—	—	—	94,185
Stock options exercised	31,490	—	5,664	—	—	—	—	5,664
Shares used for tax withholding	—	—	—	—	—	(5,634)	(1,451)	(1,451)
Shares purchased as part of publicly announced program, inclusive of $0.2 million related to excise tax	—	—	—	—	—	(102,474)	(26,061)	(26,061)
Vesting of restricted shares	24,974	—	—	—	—	—	—	—
Stock based compensation	—	—	32,448	—	—	—	—	32,448
Unrealized losses on interest rate derivative contracts, net of related taxes of $2.6 million	—	—	—	—	(7,055)	—	—	(7,055)
Amount reclassified from accumulated other comprehensive income into earnings, net of related taxes of $1.1 million	—	—	—	—	(3,110)	—	—	(3,110)
Balance at August 2, 2025	83,205,672	$9	$2,300,269	$1,682,721	$16,844	(20,170,656)	$(2,553,026)	$1,446,817

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

The following is a schedule of the Company’s future lease payments:

	(in thousands)
Fiscal Year	Operating Leases	Finance Leases
2026 (remainder)	$313,509	$1,865
2027	739,846	3,730
2028	711,122	3,537
2029	659,208	2,146
2030	583,514	2,040
Thereafter	2,117,444	16,643
Total future minimum lease payments	5,124,643	29,961
Amount representing interest	(1,132,081)	(8,192)
Total lease liabilities	3,992,562	21,769
Less: current portion of lease liabilities	(448,652)	(2,618)
Total long term lease liabilities	$3,543,910	$19,151

Weighted average discount rate	6.2%	5.5%
Weighted average remaining lease term (years)	7.9	11.3

The above schedule excludes approximately $610.5 million for 99 stores and an additional floor at the Company’s New York buying office that the Company has committed to open, expand or relocate but has not yet taken possession of the space. The discount rates used in valuing the Company’s leases are not readily determinable, and are based on the Company’s incremental borrowing rate on a fully collateralized basis.

The following is a schedule of net lease costs for the periods indicated:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025

Finance lease cost:
Amortization of finance lease asset (a)	$573	$566	$1,139	$1,132
Interest on lease liabilities (b)	300	330	607	666
Operating lease cost (c)	181,758	168,666	361,542	333,471
Variable lease cost (c)	68,945	68,705	139,314	136,365
Total lease cost	251,576	238,267	502,602	471,634
Gain on sale and leaseback transaction (d)	—	—	—	(1,039)
Less all rental income (e)	(1,228)	(1,097)	(2,408)	(2,402)
Total net rent expense (f)	$250,348	$237,170	$500,194	$468,193

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

Supplemental cash flow disclosures related to leases are as follows:

	(in thousands)
	Six Months Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (a)	$366,459	$336,005
Cash payments for the principal portion of finance lease liabilities (b)	$1,424	$1,080
Cash payments for the interest portion of finance lease liabilities (a)	$607	$666
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$315,218	$389,743

(a)
Included within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b)
Included within financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 1,	January 31,	August 2,
	2026	2026	2025
Senior secured term loan facility, adjusted SOFR (with a floor of 0.00%) plus 1.75%, matures on September 24, 2031	$1,711,658	$1,719,406	$1,727,148
Convertible senior notes, 1.25%, matures on December 15, 2027	186,071	297,069	297,069
ABL senior secured revolving facility, SOFR plus spread based on average outstanding balance, matures on July 25, 2030	—	—	—
Finance lease obligations	21,769	22,943	23,900
Unamortized deferred financing costs	(5,943)	(7,706)	(8,812)
Total long-term debt	1,913,555	2,031,712	2,039,305
Less: current maturities (a)	(20,144)	(19,977)	(19,896)
Long term debt, net of current maturities	$1,893,411	$2,011,735	$2,019,409

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

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 1, 2026 of $1,721.8 million maturing on September 24, 2031.

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

At August 1, 2026 and August 2, 2025, the interest rate related to the Term Loan Facility was 5.5% and 6.1%, respectively.

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

2027 Convertible Notes

On September 12, 2023, the Company closed the issuance of approximately $297.1 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2027 (the "2027 Convertible Notes" and, together with the 2025 Convertible Notes, the "Convertible Notes").The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

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

On August 2, 2025, the Company had $945.7 million available under the ABL Line of Credit. Average borrowings during the three and six months ended August 2, 2025 amounted to $57.1 million and $40.4 million, respectively, at an average interest rate of 5.5% for both periods.

On August 1, 2026, the Company had $942.0 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six months ended August 1, 2026.

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

As of August 1, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure

The table below presents the fair value of the Company’s derivative financial instruments on a gross basis as well as their classification on the Company’s Condensed Consolidated Balance Sheets:

	(in thousands)
	Fair Values of Derivative Instruments
	August 1, 2026		January 31, 2026		August 2, 2025
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other assets	$43,952	Other assets	$20,454	Other assets	$18,508
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$3,290	Other liabilities	$4,803

The following table presents the unrealized gains and losses deferred to accumulated other comprehensive income resulting from the Company’s derivative financial instruments for each of the reporting periods:

	(in thousands)
	Three Months Ended		Six Months Ended
Interest Rate Derivatives:	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Unrealized gains (losses), before taxes	$19,375	$(9,631)	$29,175	$(26,703)
Income tax (expense) benefit	(5,149)	2,576	(7,726)	7,115
Unrealized gains (losses), net of taxes	$14,226	$(7,055)	$21,449	$(19,588)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings related to the Company’s derivative instruments for each of the reporting periods:

	(in thousands)
	Three Months Ended		Six Months Ended
Component of Earnings:	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest benefit	$(2,607)	$(4,241)	$(5,299)	$(8,304)
Income tax expense	690	1,131	1,405	2,214
Net reclassification into earnings	$(1,917)	$(3,110)	$(3,894)	$(6,090)

The Company estimates that approximately $14.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense during the next twelve months.

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

Financial Assets

The fair values of the Company’s financial assets and the hierarchy of the level of inputs as of August 1, 2026, January 31, 2026 and August 2, 2025 are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 1,	January 31,	August 2,
	2026	2026	2025
Level 1
Cash equivalents	$170,084	$746,996	$322,233

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

Impairment charges on long-lived assets were $3.6 million during the three month period ended August 1, 2026, primarily related to unrecoverable store assets at underperforming stores and impairment of assets held-for-sale. Impairment charges on long-lived assets were $1.6 million during the three month period ended August 2, 2025, related to unrecoverable assets at underperforming stores.

Impairment charges on long-lived assets were $4.4 million during the six month period ended August 1, 2026, primarily related to unrecoverable store assets at underperforming stores and impairment of assets held-for-sale. Impairment charges on long-lived assets were $2.1 million during the six month period ended August 2, 2025, related to unrecoverable assets at underperforming stores. During the six month period ended August 1, 2026 and the six month period ended August 2, 2025, the assets impaired had a remaining carrying value after impairments of $24.2 million and $18.4 million, respectively.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	August 1, 2026		January 31, 2026		August 2, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Facility	$1,721,844	$1,719,691	$1,730,606	$1,730,606	$1,739,369	$1,730,454
2027 Convertible Notes	186,071	339,280	297,069	451,205	297,069	433,049
ABL Line of Credit (a)	—	—	—	—	—	—
Total debt (b)	$1,907,915	$2,058,971	$2,027,675	$2,181,811	$2,036,438	$2,163,503
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

7. Income Taxes

Income tax expense was $57.8 million during the second quarter of Fiscal 2026 compared with $33.1 million during the second quarter of Fiscal 2025. The effective tax rate for the second quarter of Fiscal 2026 was 23.9% compared with 26.0% during the second quarter of Fiscal 2025. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is primarily driven by the purchase of federal energy tax credits.

Income tax expense was $85.7 million during the six month period ended August 1, 2026 compared with $65.2 million during the six month period ended August 2, 2025. The effective tax rate for the six month period ended August 1, 2026 was 22.3% compared with 25.0% during the six month period ended August 2, 2025. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is mainly driven by the tax benefit from stock-based compensation and purchase of federal energy tax credits.

Net deferred taxes are as follows:

	(in thousands)
	August 1,	January 31,	August 2,
	2026	2026	2025
Deferred tax asset	$2,139	$2,139	$2,248
Deferred tax liability	319,657	277,771	265,603
Net deferred tax liability	$317,518	$275,632	$263,355

Net deferred tax assets relate to Puerto Rico deferred balances that have a future net benefit for tax purposes. Net deferred tax liabilities primarily relate to intangible assets and depreciation expense where the Company has a future obligation for tax purposes.

As of August 1, 2026, the Company had a $3.0 million deferred tax asset related to net operating losses, which relates to state net operating losses that expire at various dates between 2036 and 2040.

As of August 1, 2026, the Company has tax credit carry-forwards totaling $10.9 million, inclusive of $10.6 million in foreign tax credits which will begin to expire in Fiscal 2033 and $0.3 million of state tax credit carry-forwards that have an indefinite life.

As of August 1, 2026, January 31, 2026 and August 2, 2025, valuation allowances totaled $10.7 million, $8.4 million and $9.8 million, respectively. These valuation allowances relate to foreign tax credit carry-forwards and state tax credit carry-forwards. The Company believes it is more likely than not that this portion of the deferred tax assets will not be realized.

8. Capital Stock

Treasury Stock

The Company accounts for treasury stock under the cost method.

Shares Used to Satisfy Tax Withholding

During the six month period ended August 1, 2026, the Company acquired 172,566 shares of common stock from employees for approximately $54.9 million to satisfy their minimum statutory tax withholdings related to the vesting of restricted stock unit awards, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows.

Share Repurchase Program

On May 20, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the six month period ended August 1, 2026, the Company repurchased 528,185 shares of common stock for $167.4 million under its repurchase programs, which was recorded in the line item “Treasury stock, at cost” on the Company’s Condensed Consolidated Balance Sheets, and the line item “Purchase of treasury shares” on the Company’s Condensed Consolidated Statements of Cash Flows. As of August 1, 2026, the Company had $217.6 million remaining under its share repurchase authorizations.

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

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Basic net income per share
Net income	$184,304	$94,185	$299,048	$195,018
Weighted average number of common shares – basic	62,867	63,061	62,814	63,075
Net income per common share – basic	$2.93	$1.49	$4.76	$3.09
Diluted net income per share
Net income	$184,304	$94,185	$299,048	$195,018
Shares for basic and diluted net income per share:
Weighted average number of common shares – basic	62,867	63,061	62,814	63,075
Assumed exercise of stock options and vesting of restricted stock	696	579	846	621
Assumed conversion of convertible debt	333	253	362	270
Weighted average number of common shares – diluted	63,896	63,893	64,022	63,966
Net income per common share – diluted	$2.88	$1.47	$4.67	$3.05

Approximately 95,000 and 98,000 shares of the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended August 1, 2026, respectively, since their effect was anti-dilutive.

Approximately 180,000 and 201,000 shares related to the Company’s stock-based compensation grants were excluded from diluted net income per share for the three and six month periods ended August 2, 2025, respectively, since their effect was anti-dilutive.

10. Stock Based Compensation

As of August 1, 2026, there were 5,159,514 shares of common stock available for issuance under the 2022 Omnibus Incentive Plan.

Non-cash stock compensation expense is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
Type of Non-Cash Stock Compensation	2026	2025	2026	2025
Restricted stock unit grants (a)	$15,871	$14,137	$28,968	$25,108
Stock option grants (a)	2,660	4,122	6,302	9,023
Performance stock unit grants (a)	13,583	14,189	33,146	20,133
Total (b)	$32,114	$32,448	$68,416	$54,264

(a)
Included in the line item “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
(b)
The amounts presented in the table above exclude taxes. For the three and six month periods ended August 1, 2026, the tax benefit related to the Company’s non-cash stock compensation was approximately $5.7 million and $12.9 million, respectively. For the three and six month periods ended August 2, 2025, the tax benefit related to the Company’s non-cash stock compensation was approximately $5.9 million and $10.1 million, respectively.

Stock Options

Stock option transactions during the six month period ended August 1, 2026 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 31, 2026	1,260,295	$199.72
Options granted	—	—
Options exercised (a)	(195,497)	185.26
Options forfeited	(12,110)	186.55
Options outstanding, August 1, 2026	1,052,688	202.56

(a)
Options exercised during the six month period ended August 1, 2026 had a total intrinsic value of $27.4 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term of such options as of August 1, 2026:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options vested and expected to vest	1,052,688	5.7	$202.56	$174.7
Options exercisable	817,687	5.1	$208.33	$131.0

Restricted Stock Units

Restricted stock unit transactions during the six month period ended August 1, 2026 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 31, 2026	727,513	$207.18
Awards granted	273,944	317.71
Awards vested (a)	(256,242)	200.52
Awards forfeited	(28,049)	236.19
Non-vested awards outstanding, August 1, 2026	717,166	250.64

(a)
Restricted stock units vested during the six month period ended August 1, 2026 had a total intrinsic value of $81.3 million.

The fair value of each share of restricted stock granted during the six month period ended August 1, 2026 was based upon the closing price of the Company’s common stock on the grant date.

Performance Stock Units

The Company grants performance-based restricted stock units to its senior executives. Vesting of the performance stock units is based on continued service and the achievement of specified pre-established adjusted net income per share growth over a three-year performance period, as applicable for each grant. Based on the Company’s achievement of these goals, each award may be earned up to 200% of the target award. In the event that actual performance is below threshold, no award will be made. Compensation costs recognized on the performance stock units are adjusted, as applicable, for performance above or below the target specified in the award.

Performance stock unit transactions during the six month period ended August 1, 2026 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Award
Non-vested awards outstanding, January 31, 2026	363,954	$200.92
Awards granted	213,530	255.46
Awards vested (a)	(195,656)	184.94
Awards forfeited	(3,169)	242.80
Non-vested awards outstanding, August 1, 2026	378,659	239.59

(a)
Performance-based stock awards vested during the six month period ended August 1, 2026 had a total intrinsic value of $62.3 million.

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

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $58.0 million, $50.4 million and $54.3 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively. Among these arrangements, as of August 1, 2026, January 31, 2026 and August 2, 2025, the Company had letters of credit outstanding in the amount of $57.9 million, $49.8 and $51.8 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. In addition, the Company had outstanding letters of credit arrangements related to certain merchandising agreements in the amounts of $0.1 million, $0.5 million and $2.6 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively. Based on the terms of the agreement governing the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $142.0 million, $149.6 million and $145.7 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.

Purchase Commitments

The Company had $2,558.5 million of purchase commitments related to goods that were not received as of August 1, 2026.

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling limiting the authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). In April, US Customs launched a system to allow importers of record to file IEEPA tariff refunds. The Company received tariff refunds during the three month period ended August 1, 2026 resulting in a $55.5 million reduction to the line item “Cost of sales” in our Condensed Consolidated Statements of Income.

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

Executive Summary

Introduction

We are a nationally recognized off-price retailer of high-quality, branded merchandise at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 1,287 stores as of August 1, 2026 in 47 states, Washington D.C. and Puerto Rico. We have diversified our product categories by offering an extensive selection of in-season, high-quality branded merchandise at up to 60% off other retailers’ prices, including: fashion-focused women’s apparel, menswear, youth apparel, baby, beauty, footwear, accessories, home, toys, gifts and coats.

Fiscal Year

Fiscal 2026 is defined as the 52-week year ending January 30, 2027. Fiscal 2025 is defined as the 52-week year ended January 31, 2026. The second quarters of Fiscal 2026 and Fiscal 2025 each consist of 13 weeks.

Store Openings, Closings, and Relocations

During the six month period ended August 1, 2026, we opened 91 new stores, inclusive of 12 relocations, and permanently closed four stores, exclusive of the aforementioned relocations, bringing our store count as of August 1, 2026 to 1,287 stores.

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
•
prioritizing 25,000 square foot stores located in busy, convenient strip malls; and
•
downsizing and relocating select existing stores to incorporate our new store designs and reduce occupancy costs.

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

Net income. We earned net income of $184.3 million during the three month period ended August 1, 2026 compared with net income of $94.2 million during the three month period ended August 2, 2025. We earned net income of $299.0 million during the six month period ended August 1, 2026 compared with a net income of $195.0 million during the six month period ended August 2, 2025. These increases were primarily driven by higher sales, as well as increased gross margin rate, including a $55.5 million benefit from tariff refunds. Refer to the section below entitled “Results of Operations” for further explanation.

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

During the three and six months ended August 1, 2026, Adjusted Net Income increased $87.5 million to $189.3 million and increased $113.8 million to $318.2 million, respectively, compared to the same period in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate, including a $55.5 million benefit from tariff refunds. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted Net Income for the three and six months ended August 1, 2026 compared with the three and six months ended August 2, 2025:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025

Net income	$184,304	$94,185	$299,048	$195,018
Net favorable lease costs (a)	2,047	1,932	3,849	4,070
Costs related to debt amendments and inducement charges (b)	—	—	15,315	112
Impairment charges - long-lived assets	3,577	1,580	4,385	2,095
Litigation matters (c)	—	6,750	750	6,334
Tax effect (d)	(655)	(2,690)	(5,179)	(3,290)
Adjusted Net Income	$189,273	$101,757	$318,168	$204,339

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

During the three and six months ended August 1, 2026, Adjusted EBIT increased $110.4 million to $261.3 million and increased $135.7 million to $432.9 million, respectively, compared to the same periods in the prior year. During the three and six months ended August 1, 2026, Adjusted EBITDA increased $129.6 million to $375.3 million and increased $167.8 million to $651.6 million, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher sales, as well as increased gross margin rate, including a $55.5 million benefit of tariff refunds. Refer to the section below entitled “Results of Operations” for further explanation.

The following table shows our reconciliation of net income to Adjusted EBIT and Adjusted EBITDA for the three and six months ended August 1, 2026 compared with the three and six months ended August 2, 2025:

	(unaudited)
	(in thousands)
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBIT and Adjusted EBITDA
Net income	$184,304	$94,185	$299,048	$195,018
Interest expense	19,659	17,427	36,154	33,237
Interest income	(6,140)	(4,124)	(12,301)	(8,835)
Net favorable lease costs (a)	2,047	1,932	3,849	4,070
Costs related to debt amendments and inducement charges (b)	—	—	15,315	112
Impairment charges - long-lived assets	3,577	1,580	4,385	2,095
Litigation matters (c)	—	6,750	750	6,334
Income tax expense	57,813	33,139	85,738	65,178
Adjusted EBIT	261,260	150,889	432,938	297,209
Depreciation and amortization	114,022	94,810	218,630	186,593
Adjusted EBITDA	$375,282	$245,699	$651,568	$483,802

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

	Three Months Ended	Six Months Ended
August 1, 2026	2%	4%
August 2, 2025	5%	2%

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

Gross margin as a percentage of net sales increased to 46.2% during the three month period ended August 1, 2026, compared with 43.7% during the three month period ended August 2, 2025. Gross margin as a percentage of net sales increased to 45.1% during the six month period ended August 1, 2026, compared with 43.8% during the six month period ended August 2, 2025. This improvement was primarily driven by $55.5 million of tariff refunds as well as improved merchandise margin.

Product sourcing costs, which are included in selling, general and administrative expenses, improved 20 and 30 basis points as a percentage of net sales during the three and six month periods ended August 1, 2026 compared with the three and six month periods ended August 2, 2025, respectively. These improvements were primarily driven by supply chain efficiency initiatives.

Inventory. Inventory as of August 1, 2026 increased to $1,541.3 million compared with $1,414.8 million as of August 2, 2025. The increase was attributable primarily to an 11% increase in comparable store inventory and new store inventory at 149 net new stores opened since the end of the second quarter of Fiscal 2025, partially offset by a decrease in reserve inventory.

Reserve inventory includes all inventory that is being stored for release either later in the season, or in a subsequent season. We intend to use our reserve merchandise to effectively chase sales trends. Reserve inventory was 43% of total inventory at the end of the second quarter of Fiscal 2026 compared to 50% at the end of the second quarter of Fiscal 2025.

In order to better serve our customers and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow, which is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $528.8 million during the six months ended August 1, 2026, compared with a decrease of $247.1 million during the six months ended August 2, 2025. Refer to the section below entitled “Liquidity and Capital Resources” for further explanation.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percentage of net sales for the three and six months ended August 1, 2026 and the three and six months ended August 2, 2025.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.1	0.1	0.1	0.2
Total revenue	100.1	100.1	100.1	100.2
Cost of sales	53.8	56.3	54.9	56.2
Selling, general and administrative expenses	34.0	35.2	34.3	35.0
Costs related to debt amendments and inducement charges	—	—	0.3	0.0
Depreciation and amortization	3.8	3.5	3.7	3.6
Impairment charges - long-lived assets	0.1	0.1	0.1	—
Other income - net	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	(0.2)	(0.1)	(0.2)	(0.2)
Interest expense	0.7	0.6	0.6	0.6
Total costs and expenses	92.1	95.5	93.6	95.1
Income before income tax expense	8.0	4.6	6.5	5.1
Income tax expense	1.9	1.2	1.5	1.3
Net income	6.1%	3.4%	5.0%	3.8%

Three Month Period Ended August 1, 2026 Compared With the Three Month Period Ended August 2, 2025

Net sales

Net sales improved $296.8 million, or 11.0%, to $2,997.8 million during the second quarter of Fiscal 2026, primarily driven by both an increase in net sales of $254.8 million from our 149 net new stores opened since the end of the second quarter of Fiscal 2025 and non-comparable stores, as well as an increase of 2%, or $42.0 million, in comparable stores sales during the six month period ended August 1, 2026.

Cost of sales

Cost of sales as a percentage of net sales decreased to 53.8% during the second quarter of Fiscal 2026, compared to 56.3% during the second quarter of Fiscal 2025. This improvement was driven primarily by $55.5 million of tariff refunds as well as improved merchandise margin. On a dollar basis, cost of sales increased $94.4 million, or 6.2%, primarily driven by our overall increase in sales, partially offset by tariff refunds.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 34.0% during the second quarter of Fiscal 2026, compared to 35.2% during the second quarter of Fiscal 2025. The decrease was primarily driven by improvements in occupancy, selling supplies, legal reserve, and product sourcing costs.

On a dollar basis, selling, general and administrative expenses increased by $69.2 million, or 7.3%, to $1,019.2 million during the second quarter of Fiscal 2026. The increase was primarily driven by our 149 net new stores opened since the end of the second quarter of Fiscal 2025.

During the second quarter of Fiscal 2026, we incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $4.4 million and $10.8 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the second quarter of Fiscal 2026 and the second quarter of Fiscal 2025, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $114.0 million during the second quarter of Fiscal 2026 compared with $94.8 million during the second quarter of Fiscal 2025. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores, as well as capital expenditures related to investments in our supply chain infrastructure.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $3.6 million during the second quarter of Fiscal 2026, related to unrecoverable store assets at underperforming stores and impairment of assets held-for-sale. Impairment charges on long-lived assets were $1.6 million during the second quarter of Fiscal 2025, related to unrecoverable store assets.

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

Interest expense

Interest expense increased $2.2 million during the second quarter of Fiscal 2026 to $19.7 million, compared to the same period in the prior year, which was driven by an increase in net borrowings.

Income tax expense

Income tax expense was $57.8 million during the second quarter of Fiscal 2026 compared with income tax expense of $33.1 million during the second quarter of Fiscal 2025. The effective tax rate for the second quarter of Fiscal 2026 was 23.9% compared with 26.0% during the second quarter of Fiscal 2025. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is primarily driven by the purchase of federal energy tax credits.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the second quarter of Fiscal 2026 resulted in an annual effective income tax rate of approximately 27% (before discrete items) as our best estimate.

Net income

We earned net income of $184.3 million for the second quarter of Fiscal 2026 compared with $94.2 million for the second quarter of Fiscal 2025. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $41.3 million, net of income taxes, for the second quarter of Fiscal 2026 related to tariff refunds. Net income also included $3.3 million and $8.1 million, net of income taxes, for the second quarter of Fiscal 2026 and for the second quarter of Fiscal 2025, respectively, related to the bankruptcy acquired leases.

Six Month Period Ended August 1, 2026 Compared With the Six Month Period Ended August 2, 2025

Net sales

Net sales improved $649.0 million, or 12.5%, to $5,850.1 million during the six month period ended August 1, 2026, primarily driven by both an increase in net sales of $451.7 million from our 149 net new stores opened since the end of the second quarter of Fiscal 2025, as well as an increase of 4%, or $197.3 million, in comparable stores sales during the six month period ended August 1, 2026.

Cost of sales

Cost of sales as a percentage of net sales decreased to 54.9% during the six month period ended August 1, 2026, compared to 56.2% during the six month period ended August 2, 2025. This improvement was driven primarily by $55.5 million of tariff refunds as well as improved merchandise margin. On a dollar basis, cost of sales increased $284.1 million, or 9.7%, primarily driven by our overall increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 34.3% during the six month period ended August 1, 2026, compared to 35.0% during the six month period ended August 2, 2025. The decrease was primarily driven by an improvement in occupancy costs and product sourcing costs, partially offset by an increase in incentive compensation. On a dollar basis, selling, general and administrative expenses increased by $190.6 million, or 10.5%, to $2,008.5 million during the six month period ended August 1, 2026. The increase was primarily driven by our 149 net new stores opened since the end of the second quarter of Fiscal 2025.

During the six month period ended August 1, 2026 and August 2, 2025, we incurred costs related to leases acquired through bankruptcy proceedings. The acquisition of these leases resulted in $11.8 million and $16.6 million of pre-opening costs that are recorded in the line item, “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Income during the six month period ended August 1, 2026 and August 2, 2025, respectively.

Depreciation and amortization

Depreciation and amortization expense amounted to $218.6 million during the six month period ended August 1, 2026 compared with $186.6 million during the six month period ended August 2, 2025. The increase in depreciation and amortization expense was primarily driven by new and non-comparable stores.

Impairment charges – long-lived assets

Impairment charges on long-lived assets were $4.4 million during the six month period ended August 1, 2026, related to unrecoverable store assets at underperforming stores and impairment of assets held-for-sale. Impairment charges on long-lived assets were $2.1 million during the six month period ended August 2, 2025, related to unrecoverable store assets.

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

Interest expense

Interest expense increased $2.9 million during the six month period ended August 1, 2026 to $36.2 million, compared to the same period in the prior year, which was driven by an increase in net borrowings.

Income tax expense

Income tax expense was $85.7 million during the six month period ended August 1, 2026 compared with income tax expense of $65.2 million during the six month period ended August 2, 2025. The effective tax rate for the six month period ended August 1, 2026 was 22.3% compared with 25.0% during the six month period ended August 2, 2025. The increase in income tax expense is due to higher pre-tax income. The lower effective tax rate is mainly driven by the tax benefit from stock-based compensation and purchase of federal energy tax credits.

At the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Use of this methodology during the six month period ended August 1, 2026 resulted in an annual effective income tax rate of approximately 27% (before discrete items) as our best estimate.

Net income

We earned net income of $299.0 million for the six month period ended August 1, 2026 compared with $195.0 million for the six month period ended August 2, 2025. This increase was primarily driven by higher sales, as well as increased gross margin rate. Net income included $41.3 million, net of income taxes, for the first half of Fiscal 2026 related to tariff refunds. Net income also included $8.8 million and $12.4 million, net of income taxes, for the first half of Fiscal 2026 and for the first half of Fiscal 2025, respectively, related to the bankruptcy acquired leases.

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

Cash Flow for the Six Month Period Ended August 1, 2026 Compared With the Six Month Period Ended August 2, 2025

We used $528.8 million of cash during the six month period ended August 1, 2026 compared with a use of $247.1 million during the six month period ended August 2, 2025.

Net cash provided by operating activities amounted to $334.6 million during the six month period ended August 1, 2026, compared with $150.5 million during the six month period ended August 2, 2025. The increase in our operating cash flows was primarily driven by improved sales and gross margin, including a $55.5 million benefit of tariff refunds, partially offset by changes in working capital.

Net cash used in investing activities was $537.7 million during the six month period ended August 1, 2026 compared with $581.4 million during the six month period ended August 2, 2025. This change was primarily the result of the timing of spend related to investments in our supply chain infrastructure.

Net cash used in financing activities was $325.7 million during the six month period ended August 1, 2026 compared with net cash provided by financing activities of $183.8 million during the six month period ended August 2, 2025. This change was primarily driven by the term loan upsize during the second quarter of Fiscal 2025.

Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. We had working capital at August 1, 2026 of $380.3 million compared with $480.3 million at August 2, 2025. The decrease in working capital was primarily due to increased accounts payable, decreased prepaid assets, increased current operating lease liabilities, and decreased cash, partially offset by increased inventory. We had working capital at January 31, 2026 of $522.3 million.

Capital Expenditures

For the six month period ended August 1, 2026, capital expenditures, net of $28.3 million of landlord allowances, amounted to $426.7 million (inclusive of accrued capital expenditures).

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

We are in the process of selecting a site for relocation of our corporate headquarters. The timing and amount of expenditures related to this relocation are still uncertain. Thus, the above estimated capital expenditures exclude any potential costs related to the relocation that could be incurred during Fiscal 2026.

Share Repurchase Program

On May 20, 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of common stock, which is authorized to be executed through May 20, 2027.

During the six month period ended August 1, 2026, we repurchased 528,185 shares of common stock for $167.4 million under these repurchase programs. As of August 1, 2026, we had $217.6 million remaining under our share repurchase authorization.

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

Operational Growth

During the six month period ended August 1, 2026, we opened 91 new stores, inclusive of 12 relocations, and closed four stores, exclusive of the aforementioned relocations, bringing our store count as of August 1, 2026 to 1,287 stores.

Debt and Hedging

As of August 1, 2026, our obligations, inclusive of original issue discount, include $1,711.7 million under our Term Loan Facility, $186.1 million of our 2027 Convertible Notes and no outstanding borrowings on our ABL Line of Credit. Our debt obligations also include $21.8 million of finance lease obligations as of August 1, 2026.

Term Loan Facility

BCFWC and certain of its subsidiaries and holding companies are party to a Credit Agreement (as amended, supplemented and otherwise modified, the Term Loan Facility) that provides for term loans in an aggregate principal amount as of August 1, 2026 of $1,721.8 million maturing on September 24, 2031.

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

At August 1, 2026 and August 2, 2025, the interest rate related to the Term Loan Facility was 5.5% and 6.1%, respectively.

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

On August 2, 2025, we had $945.7 million available under the ABL Line of Credit. Average borrowings during the three and six months ended August 2, 2025 amounted to $57.1 million and $40.4 million, respectively, at an average interest rate of 5.5% for both periods.

On August 1, 2026, we had $942.0 million available under the ABL Line of Credit. There were no borrowings under the ABL Line of Credit during the three and six months ended August 1, 2026.

2025 Convertible Notes

On April 16, 2020, we issued our 2.25% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), which matured on April 15, 2025. The 2025 Convertible Notes were general unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable semi-annually in cash, in arrears, on April 15 and October 15 of each year.

Prior to maturity, holders of the 2025 Convertible Notes submitted conversion notices with respect to approximately $155.5 million aggregate principal amount of the 2025 Convertible Notes. On the conversion settlement date, we paid to the converting holders the aggregate principal amount of 2025 Convertible Notes subject to conversion, and issued and delivered to such holders 57,149 shares of common stock, in respect of the remainder of its conversion obligation in excess of such aggregate principal amount. At maturity, we paid in cash the principal balance and related accrued and unpaid interest on the 2025 Convertible Notes not previously converted. There was no resulting debt extinguishment charge from this transaction.

2027 Convertible Notes

On September 12, 2023, we closed the issuance of approximately $297.1 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2027 (the "2027 Convertible Notes" and, together with the 2025 Convertible Notes, the "Convertible Notes").The 2027 Convertible Notes bear interest at a rate of 1.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2027 Convertible Notes will mature on December 15, 2027, unless earlier converted, redeemed or repurchased.

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

During the first quarter of Fiscal 2026, we entered into separate, privately negotiated exchange agreements with certain holders of the 2027 Convertible Notes. Under the terms of the Exchange Agreements, the holders agreed to exchange $111.0 million in aggregate principal amount of 2027 Convertible Notes held by them for a combination of an aggregate of $128.6 million in cash and 150,831 shares of our common stock. These exchange transactions closed on March 19, 2026. We evaluated the accounting for this transaction under ASC 470‑20, “Debt—Debt with Conversion and Other Options,” as amended by ASU 2024‑04, “Clarifying the Accounting for Induced Conversions of Convertible Debt Instruments,” which was effective beginning in Fiscal 2026. These exchanges resulted in an inducement charge of $14.6 million, as well as legal and other transaction related fees of $0.7 million.

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

Certain Information Concerning Contractual Obligations

We had $2,558.5 million of purchase commitments related to goods that were not received as of August 1, 2026, and had $5,124.6 million of future minimum lease payments under operating leases as of August 1, 2026. Other than the items disclosed here, and in the "Debt and Hedging" section above, there were no other significant changes regarding our obligations to make future payments under current contracts from those included in our Fiscal 2025 10-K.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, August 1, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2026.

During the quarter ended August 1, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of common stock during the three fiscal months ended August 1, 2026:

Month	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 3, 2026 through May 30, 2026	73,075	$301.48	73,075	$282,194
May 31, 2026 through July 4, 2026	134,242	$321.93	134,242	$238,978
July 5, 2026 through August 1, 2026	62,962	$340.33	62,962	$217,550
Total	270,279		270,279

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

Item 5. Other Information.

Adoption, Modification or Termination of Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

On June 23, 2026, Travis Marquette, the Company’s President and Chief Operating Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 50% of the net vested shares of the Company’s common stock received in connection with the vesting of up to an aggregate of 26,096 shares of the Company’s common stock, subject to certain conditions. The plan’s expiration date is May 10, 2027.

During the three-month period ended August 1, 2026, other than the trading arrangement noted above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.1†	Severance Agreement by and between Burlington Coat Factory Warehouse Corporation and Matthew Pasch dated as of July 31, 2026.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 27, 2026